Form 10-Q
period 2015-06-30
SeaSpine Holdings Corp
filed 2015-08-13
CIK 1637761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
COMMISSION FILE NO. 001-36905

SeaSpine Holdings Corporation
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	47-3251758
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

2302 La Mirada Drive Vista, California	92081
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	(ZIP CODE)
REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (609) 275-0500

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of August 5, 2015 was 11,114, 274.

SEASPINE HOLDINGS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SEASPINE HOLDINGS CORPORATION
CONDENSED COMBINED STATEMENT OF OPERATIONS
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Total revenue, net	$33,461	$35,766	$65,775	$69,941
Cost of goods sold	14,506	15,200	27,107	27,795
Gross profit	18,955	20,566	38,668	42,146
Operating expenses:
Selling, general and administrative	31,660	22,248	56,711	44,256
Research and development	2,027	1,956	3,609	4,148
Intangible amortization	1,357	1,378	2,754	2,777
Total operating expenses	35,044	25,582	63,074	51,181
Operating loss	(16,089)	(5,016)	(24,406)	(9,035)
Other expenses, net	(51)	(22)	(772)	(29)
Loss before income taxes	(16,140)	(5,038)	(25,178)	(9,064)
Provision for income taxes	1,545	391	2,405	1,924
Net loss	$(17,685)	$(5,429)	$(27,583)	$(10,988)

The accompanying notes are an integral part of these condensed combined financial statements.

SEASPINE HOLDINGS CORPORATION
CONDENSED COMBINED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(17,685)	$(5,429)	$(27,583)	$(10,988)
Other comprehensive income
Change in foreign currency translation adjustments	349	5	412	89
Comprehensive loss	$(17,336)	$(5,424)	$(27,171)	$(10,899)

The accompanying notes are an integral part of these condensed combined financial statements.

SEASPINE HOLDINGS CORPORATION
CONDENSED COMBINED BALANCE SHEETS
(Unaudited)
(In thousands)

	June 30, 2015	December 31, 2014

ASSETS
Current assets:
Cash	$13,017	$652
Trade accounts receivable, net of allowances of $889 and $558	23,103	22,538
Inventories, net	53,411	49,862
Deferred tax assets	436	436
Prepaid expenses and other current assets	1,712	1,128
Total current assets	91,679	74,616
Property, plant and equipment, net	21,086	16,360
Intangible assets, net	42,837	46,891
Deferred tax assets	514	501
Other assets	148	1,274
Total assets	$156,264	$139,642
LIABILITIES AND INVESTED EQUITY
Current liabilities:
Accounts payable, trade	7,075	36,637
Income taxes payable	698	608
Accrued compensation	5,964	6,300
Accrued expenses and other current liabilities	2,778	2,407
Total current liabilities	16,515	45,952
Deferred tax liabilities	23	23
Long term income taxes payable	28	120
Other liabilities	2,339	2,263
Total liabilities	18,905	48,358

Commitments and contingencies
Invested equity:
Integra net investment	136,055	90,391
Accumulated other comprehensive loss	1,304	893
Total invested equity	137,359	91,284
Total liabilities and invested equity	$156,264	$139,642

The accompanying notes are an integral part of these condensed combined financial statements.

SEASPINE HOLDINGS CORPORATION
CONDENSED COMBINED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2015	2014

OPERATING ACTIVITIES:
Net loss	$(27,583)	$(10,988)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	6,388	7,222
Share-based compensation	197	310
Amortization of inventory step-up	—	69
Allocation of non-cash charges from parent	587	1,127
Changes in assets and liabilities
Accounts receivable	(351)	3,245
Inventories	(3,151)	1,991
Prepaid expenses and other current assets	(581)	962
Other non-current assets	1,213	(32)
Accounts payable	(517)	(463)
Income taxes payable	90	(500)
Accrued expenses and other current liabilities	97	(41)
Other non-current liabilities	(104)	11
Net cash (used in) provided by operating activities	(23,715)	2,913
INVESTING ACTIVITIES:
Purchases of property and equipment	(7,067)	(1,550)
Net cash used in investing activities	(7,067)	(1,550)
FINANCING ACTIVITIES:
Integra net investment	43,149	(1,363)
Net cash provided by (used in) financing activities	43,149	(1,363)
Effect of exchange rate changes on cash and cash equivalents	(2)	—
Net change in cash and cash equivalents	12,365	—
Cash and cash equivalents at beginning of period	652	646
Cash and cash equivalents at end of period	$13,017	$646

Non-cash financing activities:
Settlement of related-party payable to Integra net investment	$29,022	$—

The accompanying notes are an integral part of these condensed combined financial statements.

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS

1. BUSINESS
Spin-off from Integra
As of June 30, 2015, SeaSpine Holdings Corporation ("SeaSpine", or the "Company") was a subsidiary of Integra LifeSciences Holdings Corporation (“Integra”). On July 1, 2015, Integra completed the previously announced spin-off of its orthobiologics and spinal fusion hardware business into SeaSpine, which was created as a separate, independent, publicly traded medical technology company focused on the design, development and commercialization of surgical solutions for the treatment of patients suffering from spinal disorders. Unless the context indicates otherwise, (i) references to "SeaSpine", the "Company", and the "Business", refer to SeaSpine Holdings Corporation and its orthobiologics and spinal fusion hardware business and (ii) references to Integra refer to Integra LifeSciences Holdings Corporation and its subsidiaries.
On July 1, 2015 (the "Distribution Date"), SeaSpine common stock was distributed, on a pro rata basis, to Integra’s stockholders of record as of 5:00 p.m. Eastern Time on June 19, 2015 (the "Record Date"). On the Distribution Date, each holder of Integra common stock received one share of SeaSpine common stock for every three shares of Integra common stock held by such holder as of the Record Date. The spin-off was completed pursuant to a Distribution Agreement and several other agreements with Integra related to the spin-off, including an Employee Matters Agreement, a Tax Matters Agreement, a Transition Services Agreement and several Supply Agreements, each of which is filed as an Exhibit to the Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission ("SEC") on July 1, 2015 and incorporated by reference herein. These agreements govern the relationship between SeaSpine and Integra following the spin-off and provide for the allocation of various assets, liabilities, rights and obligations. These agreements also include arrangements for transition services, products and raw materials to be provided by Integra to SeaSpine and transition services and products to be provided by SeaSpine to Integra. For a discussion of each agreement, see the section entitled “Certain Relationships and Related Party Transactions in the SeaSpine Information Statement included in the Registration Statement on Form 10, as amended, filed with the SEC on June 9, 2015 (the “Information Statement”).
The SeaSpine Registration Statement on Form 10 was declared effective by the SEC on June 9, 2015, and SeaSpine common stock began “regular-way” trading on the NASDAQ Global Market on July 2, 2015 under the symbol “SPNE.”

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying unaudited condensed combined financial statements of the SeaSpine orthobiologics and spinal fusion hardware business spun off from Integra have been prepared on a standalone basis in conformity with accounting principles generally accepted in the United States (“GAAP”) and are derived from Integra’s consolidated financial statements and accounting records. The combined financial statements reflect the Company’s financial position, results of operations and cash flows as the business was operated as part of Integra prior to the distribution.

In the opinion of management, the unaudited interim condensed combined financial statements have been prepared on the same basis as the audited combined financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the statement of financial position as of June 30, 2015 and results of operations for the three and six month periods ended June 30, 2015 and 2014 and cash flows for the six month periods ended June 30, 2015 and 2014. The results for the three and six month period ended June 30, 2015 are not necessarily indicative of the results expected for the full year. The condensed combined balance sheet as of December 31, 2014 has been derived from the audited combined financial statements for the year ended December 31, 2014 included in the Form 10, as amended, filed with the SEC on June 9, 2015. Refer to the audited combined financial statements included in the Form 10 as filed with the SEC for a complete discussion of all significant accounting policies.
The Company received significant management and shared administrative services from Integra and the Company and Integra engaged in certain related party transactions. The Company relied on Integra for a significant portion of its operational and administrative support. The combined financial statements include allocations of certain Integra corporate expenses, including information technology resources and support; finance, accounting, auditing services; real estate and facility management services; human resources activities; certain procurement activities; treasury services, legal advisory services and costs for

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS (continued)

research and development. These costs have been allocated to the Company on the basis of direct usage when identifiable, with the remainder allocated on a pro-rata basis of revenue, standard costs of sales, or other measures.
Following the spin-off from Integra, the Company performs these functions using internal resources and purchased services, some of which will be provided by Integra during a transitional period pursuant to the Transitional Services Agreement.
Integra uses a centralized approach to cash management and financing of its operations and substantially all cash generated by the Company through May 4, 2015, the date the Company implemented a separate enterprise resource planning ("ERP") system for SeaSpine, is assumed to be remitted to Integra. Cash management and financing transactions relating to the Company are accounted for through the Integra invested equity account. Accordingly, none of the Integra cash and cash equivalents at the corporate level have been assigned to us in the combined financial statements. Integra’s debt and related interest expense have not been allocated to SeaSpine for any of the periods presented since the Company is not the legal obligor of the debt and Integra’s borrowings were not directly attributable to SeaSpine. Following the spin-off, the Company expects to finance operations by utilizing the combined $47.0 million of cash on hand and cash contributed by Integra to the Business in connection with the spin-off on July 1, 2015.
Management believes the assumptions and allocations underlying the combined financial statements are reasonable and appropriate. The expenses and cost allocations have been determined on a basis that Integra and SeaSpine consider to be a reasonable reflection of the utilization of services provided or the benefit received by SeaSpine during the periods presented.
However, the amounts recorded for these transactions and allocations are not necessarily representative of the amounts that would have been reflected in the financial statements had SeaSpine been an entity that operated independently from Integra. Consequently, SeaSpine's future results of operations after the separation will include costs and expenses for the Company to operate as an independent company, and these costs and expenses may be materially different from those allocated from Integra and included in historical results of operations, comprehensive loss, financial position, and cash flows. Accordingly, SeaSpine's financial statements for these periods are not indicative of future results of operations, financial position, and cash flows.
See Note 3, “Transactions with Integra,” for further information regarding the relationships the Company has with Integra and other Integra businesses.
Principles of Combination
The combined financial statements include certain assets and liabilities that have historically been held at the Integra level but are specifically identifiable or otherwise attributable to the Company. All significant intra-company transactions within the Company have been eliminated. All significant transactions between the Company and other businesses of Integra are included in these combined financial statements.
Recently Issued and Adopted Accounting Standards
In April 2014, the FASB issued amendments to guidance for reporting discontinued operations and disposals of components of an entity. The amended guidance requires that a disposal representing a strategic shift that has (or will have) a major effect on an entity’s financial results or a business activity classified as held for sale should be reported as discontinued operations. The amendments also expand the disclosure requirements for discontinued operations and add new disclosures for individually significant dispositions that do not qualify as discontinued operations. The amendments are effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2014 (early adoption is permitted only for disposals that have not been previously reported). The implementation of the amended guidance did not have a material impact on our combined financial position or results of operations.
In May 2014, the FASB issued Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should: 1) identify the contract(s) with a customer, 2) identify the performance obligations in the contract, 3) determine the transaction price, 4) allocate the transaction price to the performance obligations in the contract, and 5) recognize revenue when (or as) the entity satisfies a performance obligation. In July 2015, the FASB deferred for one year the effective date of the new revenue standard, but early adoption will be permitted. The new standard will be effective for the Company on January 1, 2018. The Company is in the process of evaluating the impact of this standard on its financial statements.

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS (continued)

In June 2014, the FASB issued Update No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (Topic 718). The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. This update is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period, and early adoption is permitted. The implementation of the amended guidance is not expected to have a material impact on our combined financial position or results of operations.
In August 2014, the FASB issued Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendment requires management to evaluate, for each annual and interim reporting period, whether there are conditions and events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date the financial statements are issued or are available to be issued. If substantial doubt is raised, additional disclosures around management’s plan to alleviate these doubts are required. This update will become effective for all annual periods and interim reporting periods beginning after December 15, 2016. The implementation of the amended guidance is not expected to have an impact on current disclosures in the financial statements.
There are no other recently issued accounting pronouncements that are expected to have a material effect on the financial position, results of operations or cash flows of the Company.

Pro Forma Earnings/(Loss) Per Share
Pro forma earnings/(loss) per share was calculated based on the approximately 11.0 million shares of SeaSpine common stock that were distributed to Integra shareholders on July 1, 2015.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands, except for per share amounts)
Net loss attributable to SeaSpine	$(17,685)	$(5,429)	$(27,583)	$(10,988)
Historical Pro Forma Unaudited Earnings/(Loss) Per Share Data
Earnings/(loss) per share attributable to SeaSpine
Basic and diluted	$(1.60)	$(0.49)	$(2.50)	$(0.99)
Weighted average number of shares outstanding
Basic and diluted	11,048	11,048	11,048	11,048
Out-of-Period Adjustment
In the second quarter of 2015, the Company recorded an adjustment to correct an error in the first quarter of 2015 reported amounts. This resulted in an increase to finished goods inventory and Integra's net investment by $0.7 million. In addition to understating the inventory balance and net investment balance as of March 31, 2015, the error had the effect of increasing first quarter cash flows from operations and decreasing first quarter cash flows from financing by $0.7 million. The adjustment recorded in the second quarter of 2015 corrects the year to date cash flows from operations and cash flows from financing. The Company has concluded that the impact to the previously issued financial statements is not material.
3. TRANSACTIONS WITH INTEGRA
Related-party Transactions
The amount of materials and services sold by SeaSpine to other Integra businesses was immaterial for the three months ended June 30, 2015 and 2014 and the six months ended June 30, 2015 and 2014. The Company manufactures and distributes the

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS (continued)

Integra Mozaik family of products on behalf of Integra. Purchases of raw materials and finished goods from Integra for the three months ended June 30, 2015 and 2014 were, $1.4 million and $0.4 million, respectively, and for the six months ended June 30, 2015 and 2014 were $2.5 million and $0.9 million, respectively.
Allocated Costs
The combined statement of operations includes direct expenses for cost of goods and services sold, research and development, sales and marketing, customer service, and administration as well as allocations of expenses arising from shared services and infrastructure provided by Integra to the Company, such as costs of information technology, including the costs of a multi-year global enterprise resource planning implementation, accounting and legal services, real estate and facilities management, corporate advertising, insurance and related treasury services, and other corporate and infrastructure services. These allocations are included in the table below. These expenses are allocated to the Company using estimates that the Company considers to be a reasonable reflection of the utilization of services provided to or benefits received from the Company. The allocation methods include pro-rata basis of revenue, standard cost of sales or other measures.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Cost of goods sold	$244	$331	$488	$652
Selling, general and administrative	4,383	5,328	8,633	9,762
Research and development	148	141	253	251
Total Allocated Costs	$4,775	$5,800	$9,374	$10,665

Included in the above table are certain non-cash allocated costs, including stock-based compensation. Such amounts were $0.3 million for each of the three months ended June 30, 2015 and 2014 and $0.6 million for each of the six months ended June 30, 2015 and 2014.
All significant related party transactions between SeaSpine and Integra have been included in these combined financial statements and are considered to be effectively settled for cash at the time the transaction is recorded, with the exception of purchases from Integra of Integra Mozaik raw materials and finished goods. The total net effect of the settlement of these intercompany transactions is reflected in the combined statements of cash flows as a financing activity and in the combined balance sheets as Parent company investment.
The following table summarizes the components of the net increase (decrease) in Integra investment for the three months and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Cash pooling and general financing activities (a)	$35,051	$(6,057)	$34,361	$(10,900)
Corporate Allocations (excluding non-cash adjustments)	4,436	4,958	8,787	9,537
Total Integra net investment in financing activities within cash flow statement	39,487	(1,099)	43,148	(1,363)
Non-cash adjustments (b)	29,470	1,011	29,806	1,437
Foreign exchange impact	(183)	42	292	54
Net increase (decrease) in Integra investment	$68,774	$(46)	$73,246	$128

(a)	The nature of activities included in the line item ‘Cash pooling and general financing activities’ includes financing activities for capital transfers, cash sweeps and other treasury services.

(b)	Reflects allocation of non-cash charges from Integra, share-based compensation and settlement of related-party payable to Integra net investment.

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS (continued)

4. INVENTORIES
Inventories, net consisted of the following:

	June 30, 2015	December 31, 2014
	(In thousands)
Finished goods	$34,220	$32,364
Work in process	11,702	11,675
Raw materials	7,489	5,823
	$53,411	$49,862
5. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are stated at historical cost less accumulated depreciation and any impairment charges. The Company provides for depreciation using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the lease term or the useful life. The cost of major additions and improvements is capitalized, while maintenance and repair costs that do not improve or extend the lives of the respective assets are charged to operations as incurred. The cost of computer software developed or obtained for internal use is accounted for in accordance with the Accounting Standards Codification 350-40, Internal-Use Software. The cost of purchases of instruments which the Company consigns to hospitals and independent sales agents to support surgeries is initially capitalized as construction in progress. The amount is then reclassified to instrument sets and depreciated when instruments are put together in a newly built set with spinal implants, or directly expensed for the instruments that are used to replace damaged ones in an existing set.
Property, plant and equipment balances and corresponding lives were as follows:

	June 30, 2015	December 31, 2014	Useful Lives
	(In thousands)
Leasehold improvement	$5,467	$4,262	1-20 years
Machinery and production equipment	6,993	5,810	3-20 years
Instrument sets	21,411	22,122	4-5 years
Information systems & hardware	5,007	1,720	1-7 years
Furniture & fixtures	1,114	657	1-15 years
Construction in progress	9,028	8,789
Total	49,020	43,360
Less accumulated depreciation	(27,934)	(27,000)
Property, plant and equipment, net	$21,086	$16,360

6. IDENTIFIABLE INTANGIBLE ASSETS
Identifiable intangible assets are initially recorded at fair value at the time of acquisition generally using an income or cost approach. The Company capitalizes costs incurred to renew or extend the term of recognized intangible assets and amortizes those costs over their expected useful lives.

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS (continued)

The components of the Company’s identifiable intangible assets were as follows:

	June 30, 2015
	Weighted Average Life	Cost	Accumulated Amortization	Net
	(Dollars in thousands)
Completed technology	12 years	$30,419	$(17,887)	$12,532
Customer relationships	12 years	56,830	(26,525)	30,305
Trademarks/brand names	—	300	(300)	—
		$87,549	$(44,712)	$42,837

	December 31, 2014
	Weighted Average Life	Cost	Accumulated Amortization	Net
	(Dollars in thousands)
Completed technology	12 years	$30,419	$(16,582)	$13,837
Customer relationships	12 years	56,830	(23,963)	32,867
Trademarks/brand names	—	300	(300)	—
Non-Compete agreements	4 years	1,900	(1,713)	187
		$89,449	$(42,558)	$46,891
Annual amortization is expected to be approximately $5.3 million in 2015, $4.3 million in 2016, $3.2 million in 2017, $3.2 million in 2018 and $3.2 million in 2019. Amortization of product technology-based intangible assets totaled $0.7 million for each of the three months ended June 30, 2015 and 2014 and $1.3 million for each of the six months ended June 30, 2015 and 2014, and is presented by the Company within cost of goods sold.
7. STOCK-BASED COMPENSATION
The Company’s share-based compensation has been derived from the equity awards granted by Integra to the Company’s employees. As the share-based compensation plans are Integra’s plans, the amounts have been recognized through Integra net investment on the combined balance sheets.

Equity Award Plans
As of June 30, 2015, Integra had stock options, restricted stock awards, performance stock awards, contract stock awards and restricted stock unit awards outstanding under three plans, the 2000 Equity Incentive Plan (the “2000 Plan”), the 2001 Equity Incentive Plan (the “2001 Plan”), and the 2003 Equity Incentive Plan (the “2003 Plan”) and collectively, the “Plans”.
Awards of Restricted Stock and Performance Stock
Performance stock, restricted stock and contract stock awards generally have requisite service periods of three years. Performance stock units are subject to graded vesting conditions and the Company expenses their fair value over the requisite service period. The Company expenses the fair value of restricted stock and contract stock awards on a straight-line basis over the vesting period or requisite service period, whichever is shorter. As of June 30, 2015, there was approximately $0.7 million of total unrecognized compensation costs related to unvested awards. These costs are expected to be recognized over a weighted-average period of approximately two years.

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS (continued)

8. INCOME TAXES
The following table provides a summary of the Company’s effective tax rate:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Reported tax rate	(9.6)%	(7.8)%	(9.6)%	(21.2)%
The Company’s effective income tax rates for the three months ended June 30, 2015 and 2014 were (9.6)% and (7.8)%, respectively. The primary drivers of the overall tax rate for the three months ended June 30, 2015 and 2014 were pretax losses incurred by the consolidated U.S. tax group that received no corresponding tax benefit.
The Company’s effective income tax rates for the six months ended June 30, 2015 and 2014 were (9.6)% and (21.2)%, respectively. The primary drivers of the overall tax rate for the six months ended June 30, 2015 were pretax losses incurred by the consolidated U.S. tax group that received no corresponding tax benefit, offset in part by the release of Federal uncertain tax positions due to statute expirations. The primary drivers of the overall tax rate for the six months ended June 30, 2014 were pretax losses incurred by the consolidated U.S. tax group that received no corresponding tax benefit.
The Company reported income tax expense for the three months and six months ended June 30, 2015 and 2014, despite the fact that the Company reported losses before income taxes in those periods, because the Company's legal entity structure did not permit the Company to offset taxable losses generated by certain U.S. subsidiaries against the taxable income generated by another of the Company's U.S. subsidiaries.
9. COMMITMENTS AND CONTINGENCIES
In consideration for certain technology, manufacturing, distribution, and selling rights and licenses granted to the Company, the Company has agreed to pay royalties on sales of certain products sold by the Company. The royalty payments that the Company made under these agreements were not significant for any of the periods presented.
The Company is subject to various claims, lawsuits and proceedings in the ordinary course of the Company’s business, including claims by current or former employees, distributors and competitors and with respect to its products and product liability claims, lawsuits and proceedings, some of which have been settled by the Company. In the opinion of management, such claims are either adequately covered by insurance or otherwise indemnified, or are not expected, individually or in the aggregate, to result in a material adverse effect on our financial condition. However, it is possible that the Company’s results of operations, financial position and cash flows in a particular period could be materially affected by these contingencies.
The Company accrues for loss contingencies when it is deemed probable that a loss has been incurred and that loss is estimable. The amounts accrued are based on the full amount of the estimated loss before considering insurance proceeds, and do not include an estimate for legal fees expected to be incurred in connection with the loss contingency. The Company consistently accrues legal fees expected to be incurred in connection with loss contingencies as those fees are incurred by outside counsel as a period cost. The Company does not believe there are any pending legal proceedings that would have a material impact on the Company’s financial position, liquidity or results of operations.

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS (continued)

10. SEGMENT AND GEOGRAPHIC INFORMATION

The Company’s management reviews financial results and manages the business on an aggregate basis. Therefore, financial results are reported in a single operating segment: the development, manufacture and marketing of orthobiologics and spinal fusion hardware. The Company reports revenue in two product categories, orthobiologics and spinal fusion hardware. Orthobiologics products consist of a broad range of advanced and traditional bone graft substitutes that are designed to improve bone fusion rates following surgery. The spinal fusion hardware portfolio consists of an extensive line of products for minimally invasive surgery, complex spine, deformity and degenerative procedures.
Revenue consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Orthobiologics	$17,026	$16,787	$33,127	$33,024
Spinal fusion hardware	16,435	18,979	32,648	36,917
Total Revenues	$33,461	$35,766	$65,775	$69,941

The Company attributes revenues to geographic areas based on the location of the customer. Total revenue by major geographic area consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
United States	$29,580	$32,233	$58,942	$62,788
International	3,881	3,533	6,833	7,153
Total Revenues	$33,461	$35,766	$65,775	$69,941
11. SUBSEQUENT EVENTS
At June 30, 2015, SeaSpine was a subsidiary of Integra. On July 1, 2015, Integra completed the previously announced spin-off of its orthobiologics and spinal fusion hardware business into SeaSpine. In connection with the spin-off, Integra contributed cash to the Business such that our cash, including cash on-hand and that contributed by Integra, totaled $47.0 million on July 1, 2015. In addition, SeaSpine common stock was distributed, on a pro rata basis, to Integra’s stockholders of record as of the Record Date on July 1, 2015. Each holder of Integra common stock received one share of SeaSpine common stock for every three shares of Integra common stock held by such holder as of the Record Date. See Note 1, "Business," for a more detailed description of the spin-off.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis presented below refer to and should be read in conjunction with the condensed combined financial statements and the corresponding notes and the selected historical combined financial data, each included elsewhere in this report and our combined financial statements for the year ended December 31, 2014, included in our Information Statement. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). The matters discussed in these forward-looking statements are subject to risk, uncertainties and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. Please see the “Risk Factors” section for a discussion of the uncertainties, risks and assumptions associated with these statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

You can identify these forward-looking statements by forward-looking words such as “believe,” “May,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should,” “would” and similar expressions in this report.
Such risks or uncertainties may also give rise to future claims and increase exposure to contingent liabilities. These risks and uncertainties arise from (among other factors) the following:

•	general economic and business conditions, both nationally and in our international markets;

•	our expectations and estimates concerning future financial performance, financing plans and the impact of competition;

•	anticipated trends in our business, including healthcare reform in the United States, increased pricing pressure from our competitors or hospitals and changes in third-party payment systems;

•
physicians’ willingness to adopt our recently launched and planned products, customers’ continued willingness to pay for our products and third-party payors’ willingness to provide or continue reimbursement for any of our products and our ability to secure regulatory approval for products in development;

•	existing and future regulations affecting our business, both in the United States and internationally, and enforcement of those regulations;

•	anticipated demand for our products and our ability to produce our products in sufficient quantities to meet sales demands;

•	our ability to maintain and expand our marketing and sales networks;

•	our ability to successfully develop new products;

•	our ability to support the safety and efficacy of our products with long-term clinical data;

•	our ability to obtain additional debt and equity financing to fund capital expenditures and working capital requirements and acquisitions;

•	our dependence on a limited number of third-party suppliers for components and raw materials;

•	our ability to protect our intellectual property, including unpatented trade secrets, and to operate without infringing or misappropriating the proprietary rights of others;

•	our ability to complete acquisitions, integrate operations post-acquisition and maintain relationships with customers of acquired entities;

•	our operation as a separate public company post-distribution; and

•	other risk factors described in the section entitled “Risk Factors” included in in our Registration Statement on Form 10, as amended, filed with the SEC on June 9, 2015.

These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Form 10-Q.

Separation from Integra
On November 3, 2014, Integra announced its plan to spin off its orthobiologics and spinal fusion hardware business. The spin-off, which was completed on July 1, 2015, created a separate, independent, publicly traded medical technology company focused on the design, development and commercialization of surgical solutions for the treatment of patients suffering from spinal disorders. As part of the separation, Integra transferred the assets, liabilities and operations of its orthobiologics and spinal fusion hardware business on a global basis to SeaSpine.
Our historical combined financial statements have been prepared on a stand-alone basis and are derived from Integra’s consolidated financial statements and accounting records. Therefore, these financial statements reflect, in conformity with accounting principles generally accepted in the United States, our financial position, results of operations, comprehensive loss and cash flows as the business was historically operated as part of Integra prior to the distribution. They may not be indicative of our future performance and do not necessarily reflect what our combined results of operations, financial condition and cash flows would have been had we operated as a separate, publicly traded company during the periods presented, particularly since we expect that many changes will occur in our operations and capitalization as a result of the separation from Integra.
The combined financial statements include the attribution of certain assets and liabilities that have historically been held at the Integra corporate level but which are specifically identified or attributable to us. However, cash held by Integra was not attributed to us. Integra’s debt and related interest expense also have not been allocated to us for any of the periods presented since we are not the legal obligor of the debt and Integra’s borrowings were not directly attributable to us. Integra manages cash centrally and substantially all cash generated by our business through May 4, 2015, the date we implemented a separate enterprise resource planning (ERP) system for SeaSpine, is assumed to be remitted to Integra. The total net effect of the settlement of these related-party transactions is reflected in the combined statement of cash flows as a financing activity and in the combined balance sheets as Integra net investment in us.
Our combined statement of operations includes our direct expenses for cost of goods sold, research and development, sales and marketing, distribution, and administration as well as allocations of expenses arising from shared services and infrastructure provided by Integra to us, such as costs of information technology, including the costs of a multi-year global ERP implementation, accounting and legal services, real estate and facilities, corporate advertising, insurance services and related treasury, and other corporate and infrastructure services. In addition, other costs allocated to us include restructuring costs, share-based compensation expense and retirement plan expenses related to Integra’s corporate and shared services employees. These operating expenses are allocated to us using estimates that we consider to be a reasonable reflection of the utilization of services provided to or benefits received by us. We expect, however, that the actual expenses that we would have incurred had we been operating as a separate, publicly traded company for the periods presented would have been lower, in the aggregate, as they would not include the allocation of the multi-year ERP implementation and other corporate strategic initiatives of Integra in place at the time. The allocation methods include pro-rata basis of revenue, standard cost of sales or other measures.

We expect that Integra will continue to provide some of these services related to these functions on a transitional basis for a fee. These services will be received under the Transition Services Agreement described in the “Certain Relationships and Related Party Transactions” section of the Information Statement. In addition, certain costs associated with the Supply Agreements with Integra discussed in the “Certain Relationships and Related Party Transactions” section of the Information Statement may be at materially different terms than those currently incurred at Integra. Also, we expect to incur costs as an independent, publicly traded company following the distribution that are different from the costs historically allocated to us by Integra. We expect these incremental costs to be lower, in the aggregate, than those historically allocated to us by Integra, and we estimate those costs to be $12.0 million to $14.0 million on an annual pre-tax basis.
We incurred $9.9 million for non-recurring transaction and pre-separation costs related to the spin-off in the three months ended June 30, 2015, and $14.8 million in the six months ended June 30, 2015. These costs include, among other things, branding, legal, accounting and other advisory fees and other costs to separate and transition from Integra.
Overview
We are a global medical technology company focused on the design, development and commercialization of surgical solutions for the treatment of patients suffering from spinal disorders. We have a comprehensive portfolio of orthobiologics and spinal fusion hardware solutions to meet the varying combinations of products that neurosurgeons and orthopedic spine surgeons need to perform fusion procedures in the lumbar, thoracic and cervical spine. We believe this broad combined portfolio of orthobiologics and spinal fusion hardware products is essential to meet the “complete solution” requirements of neurosurgeons and orthopedic spine surgeons.

SeaSpine was formed from the Integra orthobiologics and spinal fusion hardware business which Integra created to leverage the launch of its Integra Mozaik ™ branded proprietary collagen-based bone graft substitute in February 2007. Integra Mozaik, an osteoconductive scaffold, that is also marketed as OsteoStrux ® , will be rebranded as SeaSpine ® Mozaik and IsoTis ® Mozaik following the spin-off. We subsequently expanded the Business through a series of acquisitions, including the October 2007 acquisition of IsoTis, a developer, manufacturer and marketer of orthobiologics solutions, including the Accell technology line of demineralized bone matrix products; the August 2008 acquisition of Theken, a developer, manufacturer and marketer of spinal fusion hardware and synthetic bone graft substitute products; and the May 2011 acquisition of SeaSpine, Inc., a developer, manufacturer and marketer of spinal fusion hardware products.
We report revenue in two product categories, orthobiologics and spinal fusion hardware. Our orthobiologics products consist of a broad range of advanced and traditional bone graft substitutes that are designed to improve bone fusion rates following a wide range of orthopedic surgeries, including spine, hip, and extremities procedures. Our spinal fusion hardware portfolio consists of an extensive line of products to facilitate spinal fusion in minimally invasive surgery (“MIS”), complex spine, deformity and degenerative procedures.
Our U.S. sales organization consists of regional business managers who oversee a broad network of independent orthobiologics and spine sales agents, to whom we consign and loan our products and pay commissions based on the sales of our products that they generate. These sales are generated by building and maintaining relationships with the neurosurgeons and orthopedic spine surgeons who use our products in surgeries or from the hospitals that order our products directly. Our international sales organization is composed of a sales management team that oversees a network of independent orthobiologics and spine stocking distributors in over 30 countries that purchase products directly from us and independently sell them. For the six months ended June 30, 2015, international sales accounted for approximately 9% of our revenue. Our policy is not to sell our products through or participate in physician-owned distributorships (PODs).
For the six months ended June 30, 2015, our total revenue, net was $65.8 million and our net loss was $27.6 million. For the same period, our orthobiologics sales were $33.1 million, and our spinal fusion hardware sales were $32.6 million, each representing approximately 50% of our total revenue, net. We expect to continue to incur losses as we invest in the expansion of our business, primarily in marketing and research and development, and from the general and administrative expenses we expect to incur due to our operation as an independent, publicly traded company. As of June 30, 2015, our cash balance was $13.0 million. In connection with the spin-off, Integra contributed cash to the Business such that our cash, including cash on-hand and that contributed by Integra, totaled $47.0 million on July 1, 2015.
As of June 30, 2015, we had approximately 300 employees.
Components of Our Results of Operations
Revenue
Our net sales are derived primarily from the sale of orthobiologics and spinal fusion hardware products across North America, Europe, Asia Pacific and Latin America. Sales are reported net of returns, group purchasing organization fees and other customer allowances.
In the United States, we generate most of our revenue by consigning our orthobiologics products and consigning or loaning our spinal fusion hardware sets to hospitals and independent sales agents, who in turn deliver them to the hospital for a single surgical procedure or leave them with hospitals that are high volume users for use in multiple procedures. The spinal fusion hardware sets typically contain the instruments, including disposables, and spinal implants required to complete a surgery. We ship replacement inventory to independent sales agents to replace the consigned inventory used in surgeries and maintain and replenish loaned sets at our facility, and return them to a hospital or independent sales agent for the next procedure. We recognize revenue on these consigned or loaned products when they have been used or implanted in a surgical procedure.
For all other transactions, including sales to international stocking distributors, we recognize revenue when the products are shipped to the customer or stocking distributor and the transfer of title and risk of loss occurs. There are generally no customer acceptance or other conditions that prevent us from recognizing revenue in accordance with the delivery terms.
Sales to and from other Integra subsidiaries and affiliates have historically been transacted under cost-plus pricing arrangements, which is consistent with Integra’s global transfer pricing policies. We entered into the Supply Agreements with Integra prior to the distribution, pursuant to which Integra will provide us with certain raw materials and we will provide each other with finished product for further sale in the operation of each other’s business. The Supply Agreements are expected to modify our historical related party arrangements and reflect new, arm’s length pricing. See “Certain Relationships and Related Party Transactions" in the Information Statement.
Cost of Goods Sold
Cost of goods sold primarily consists of the costs of finished goods purchased directly from third parties or raw materials used in the manufacture of our products, plant and equipment overhead, labor costs, packaging costs, amortization of technology-related intangible assets and freight. The majority of our orthobiologics products are designed and manufactured internally. The cost of human tissue and fixed manufacturing overhead costs are significant drivers of the costs of goods sold and consequently our orthobiologics products, at current production volumes, generate lower gross profits than our spinal fusion hardware products. We rely on third-party suppliers to manufacture our spinal fusion hardware products, and we assemble them into surgical sets in-house. Other related costs included in costs of goods sold include royalties, shipping, inspection and charges for expired, excess and obsolete inventory. We expect our cost of goods sold to continue to increase in absolute dollars due primarily to increased sales volume.
Selling, General and Administrative Expense
Our selling, general and administrative (“SG&A”) expenses consist primarily of sales commissions to independent sales agents, payroll and other headcount related expenses, instrument set depreciation, stock-based compensation, the Medical Device Excise Tax, marketing expenses, supply chain and distribution, information technology, legal, human resources, insurance, finance, facilities, management and other allocated expenses. Selling related costs also include the cost of medical education, training and corporate communications activities.
We expect the amount of our SG&A expenses, excluding allocations, to increase as we hire additional personnel to support the growth of our business, continue to expand our product portfolio and add related sales and marketing personnel, and as we incur increased expenses as a result of being an independent, publicly traded company.
Research and Development Expense
Our research and development (“R&D”) expenses primarily consist of expenses related to the headcount for engineering, product development, clinical affairs and regulatory functions as well as consulting services, third-party prototyping services, outside research activities, materials, production and other costs associated with development of our products. We expense R&D costs as they are incurred. We expect to incur additional R&D costs as we increase our investment in the design and commercialization of new products. While our R&D expenses fluctuate from period to period based on the timing of specific initiatives, we expect that the amount of these costs will increase over time as we continue to expand our product portfolio, add related personnel and conduct clinical activities.
Intangible Amortization
Our intangible amortization, including the amounts reported in cost of goods sold, consists of acquisition-related amortization and impairments related to product discontinuations. We may discontinue certain products in the future as we assess the profitability of our product lines. We expect total annual amortization expense (including amounts reported in cost of goods sold) to be approximately $7.9 million in 2015, $6.9 million in 2016, $5.8 million in 2017, $5.5 million in 2018 and $4.8 million in 2019.
Other Expense, Net
Other expense, net consists of non-operating items such as interest income, related-party interest expense on related-party loan activity, and foreign exchange transaction gains and losses on related party transactions and balances. Future interest expense will be determined by the amount and terms of any post-distribution borrowings.

RESULTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Total revenue, net	$33,461	$35,766	$65,775	$69,941
Cost of goods sold	14,506	15,200	27,107	27,795
Gross profit	18,955	20,566	38,668	42,146
Gross profit %	56.6%	57.5%	58.8%	60.3%
Operating expenses:
Selling, general and administrative	31,660	22,248	56,711	44,256
Research and development	2,027	1,956	3,609	4,148
Intangible amortization	1,357	1,378	2,754	2,777
Total operating expenses	35,044	25,582	63,074	51,181
Operating loss	(16,089)	(5,016)	(24,406)	(9,035)
Other income (expense), net	(51)	(22)	(772)	(29)
Loss before income taxes	(16,140)	(5,038)	(25,178)	(9,064)
Provision for income taxes	1,545	391	2,405	1,924
Net loss	$(17,685)	$(5,429)	$(27,583)	$(10,988)
Three Months Ended June 30, 2015 as Compared to Three Months Ended June 30, 2014
Revenue
For the three months ended June 30, 2015 total revenues decreased by $2.3 million to $33.5 million from $35.8 million for the same period in 2014.

	Three Months Ended June 30,
	2015	2014
	(In millions except percentages)
Net Sales
Orthobiologics	$17.0	$16.8
% of net sales	51%	47%
Spinal Fusion Hardware	16.5	19.0
% of net sales	49%	53%
Total	$33.5	$35.8

Orthobiologics revenues were $17.0 million for the three months ended June 30, 2015, a 1% increase compared to the three months ended June 30, 2014. Sales in the United States increased primarily because of increased demand for demineralized bone matrix products, especially our third-generation products and a recently launched product. This growth was somewhat offset by lower sales of our synthetic orthobiologics products in the United States. International orthobiologics revenues, as reported, increased minimally and were negatively impacted by $0.3 million due to changes in foreign currency exchange rates. Supply shortages in demineralized bone matrix products limited growth in the orthobiologics portfolio in the three months ended June 30, 2015.
Spinal fusion hardware revenues were $16.5 million for the three months ended June 30, 2015, a decrease of 13% from the three months ended June 30, 2014. The U.S. hardware business continued to face pricing pressures and lower demand for existing products and experienced delays in new product launches. Sales of our spinal hardware fusion products sold outside the U.S. increased slightly year over year. We expect the performance of the spinal hardware business to improve in the second half of the year as recently launched and soon to be launched new products stimulate increased demand.

The following table sets forth our revenue by geography for the three months ended June 30, 2015 and 2014, respectively.

	Three Months Ended June 30,
	2015	2014
	(In millions except percentages)
United States	$29.6	$32.3
International	3.9	3.5
Total Net Sales	$33.5	$35.8
Cost of Goods Sold and Gross Profit
Costs of goods sold for the three months ended June 30, 2015 was $14.5 million compared to $15.2 million for the three months ended June 30, 2014. Gross profit as a percentage of revenues was 56.6% for the three months ended June 30, 2015 and 57.5% in the three months ended June 30, 2015. The decrease in gross profit percentage was mainly driven by a higher percentage of sales of orthobiologics products that have lower gross profits than spine hardware, and increased charges for excess and obsolete spinal fusion hardware inventory. We have begun a review of our global product portfolio and to evaluate our sales and marketing strategy for international markets, the outcome of which may trigger additional charges for discontinued and/or excess and obsolete inventory in the future. Cost of goods sold included $0.7 million of amortization for technology-based intangible assets for each of the three months ended June 30, 2015 and 2014. Allocations from Integra accounted for $0.2 million of expense for the three months ended June 30, 2015 as compared to $0.3 million for the three months ended June 30, 2014.
Selling, General and Administrative
SG&A expenses increased to $31.7 million for the three months ended June 30, 2015 from $22.2 million for the three months ended June 30, 2014. The increase in SG&A expenses was driven by $9.8 million of separation related charges, somewhat offset by lower depreciation on instruments sets and lower sales commission expenses. Allocations from Integra accounted for $4.4 million of expense for the three months ended June 30, 2015, as compared to $5.3 million for the three months ended June 30, 2014.
Through the remainder of 2015, we expect to incur $3.0 to $3.5 million of costs under the transition services agreements with Integra and expect to incur additional transaction and operational costs and expenses related to the spin-off and the commencement of operations as a separate, publicly traded company, some of which may be non-cash in nature and much of which will be charged to SG&A expenses. While the amounts and timing of such costs expenses may be significant and can vary from period to period, we do not expect to incur spin-off and transition service costs of this similar magnitude in future years.
Research and Development
R&D expenses increased less than $0.1 million to $2.0 million for the three months ended June 30, 2015. Allocations from Integra were essentially flat at $0.1 million for the three months ended June 30, 2015 and 2014. In future periods, we expect R&D expenses to increase as a percentage of revenues as we expand our product portfolio, add personnel and conduct clinical activities.

Intangible Amortization
Amortization expense, excluding amounts reported in cost of goods sold for technology-based intangible assets, was unchanged at $1.4 million for the three months ended June 30, 2015 and 2014.
Other Expense, Net
Other expense, net increased less than $0.1 million to $0.1 million for the three months ended June 30, 2015.
Income Taxes

	Three Months Ended June 30,
	2015	2014
	(In thousands)
Loss before income taxes	$(16,140)	$(5,038)
Income tax expense	1,545	391
Effective tax rate	(9.6)%	(7.8)%
The primary drivers of the overall tax rate for the three months ended June 30, 2015 and 2014 were pretax losses incurred by the consolidated U.S. tax group that received no corresponding tax benefit.
We reported income tax expense for the three months ended June 30, 2015 and 2014, despite the fact that we reported losses before income taxes in those periods, because our legal entity structure did not permit us to offset taxable losses generated by certain U.S. subsidiaries against the taxable income generated by another of our U.S. subsidiaries. There is no future tax benefit expected for such losses because we have no assurance that future taxable income will be generated to allow for the recognition of such losses. In the future, we expect to make an election that will allow all of our companies to file a joint U.S. consolidated federal income tax return, such that taxable income and losses from all of our U.S. subsidiaries will be included in a single return.
The effective tax rate may vary from period to period depending on, among other factors, the geographic and business mix of taxable earnings and losses, tax planning and settlements with various taxing authorities. We consider these factors and others, including our history of generating taxable earnings, in assessing our ability to realize deferred tax assets on a quarterly basis.
While it is often difficult to predict the final outcome or the timing of resolution of any particular matter with the various Federal, state and foreign tax authorities, we believe that our reserves reflect the most probable outcome of known tax contingencies. Settlement of any particular issue would usually require the use of cash. Favorable resolution would be recognized as a reduction to our annual effective tax rate in the year of resolution. The tax reserves are presented in the balance sheet within other liabilities, except for amounts relating to items we expect to pay in the coming year which would be classified as current income taxes payable.
Six Months Ended June 30, 2015 as Compared to Six Months Ended June 30, 2014
Revenue
For the six months ended June 30, 2015 total revenues decreased by $4.2 million to $65.8 million from $69.9 million for the same period in 2014.

	Six Months Ended June 30,
	2015	2014
	(In millions except percentages)
Net Sales
Orthobiologics	$33.1	$33.0
% of net sales	50%	47%
Spinal Fusion Hardware	32.7	36.9
% of net sales	50%	53%
Total	$65.8	$69.9

Orthobiologics revenues were $33.1 million for the six months ended June 30, 2015 roughly flat with the six months ended June 30, 2014. Sales in the United States increased primarily because of increased demand for demineralized bone matrix products, especially our third-generation products and a recently launched product. This growth was somewhat offset by lower sales of our synthetic orthobiologics products in the United States, and lower international revenues, driven by declines in Europe and the negative impact of foreign exchange rates. Supply shortages in demineralized bone matrix products limited growth in the orthobiologics portfolio in the six months ended June 30, 2015.

Spinal fusion hardware revenues were $32.7 million for the six months ended June 30, 2015, a decrease of 11% from the six months ended June 30, 2014. The U.S. hardware business continued to face pricing pressures and lower demand for existing products, experienced delays in new product launches and added new independent sales agents at a slower than anticipated rate. Sales of our spinal hardware fusion products were relatively flat in Europe year over year. We expect the performance of the spinal hardware business to improve in the second half of the year as recently launched and soon to be launched new products stimulate increased demand.
The following table sets forth our revenue by geography for the six months ended June 30, 2015 and 2014, respectively.

	Six Months Ended June 30,
	2015	2014
	(In millions except percentages)
United States	$59.0	$62.7
International	6.8	7.2
Total Net Sales	$65.8	$69.9
Cost of Goods Sold and Gross Profit
Costs of goods sold for the six months ended June 30, 2015 decreased $0.7 million to $27.1 million compared to the six months ended June 30, 2014. Gross profit as a percentage of revenues was 58.8% for the six months ended June 30, 2015 and 60.3% in the six months ended June 30, 2014. The decrease in gross profit percentage was mainly driven by a higher percentage of sales of orthobiologics products that have lower gross profits than spine hardware and higher manufacturing scrap for our orthobiologics products, somewhat offset by one-time charges in 2014 related to a discontinued product line. Cost of goods sold included $1.3 million of amortization for technology-based intangible assets for each of the six months ended June 30, 2015 and 2014. Allocations from Integra accounted for $0.5 million of expense for the six months ended June 30, 2015 as compared to $0.7 million for the six months ended June 30, 2014.
Selling, General and Administrative
SG&A expenses increased to $56.7 million for the six months ended June 30, 2015 from $44.3 million for the six months ended June 30, 2014. The increase in SG&A expenses was driven by $14.7 million of separation related charges, somewhat offset by lower depreciation on instruments sets and lower sales commission expenses. Allocations from Integra accounted for $8.6 million of expense for the six months ended June 30, 2015, as compared to $9.8 million for the six months ended June 30, 2014.
Research and Development
R&D expenses decreased $0.5 million to $3.6 million for the six months ended June 30, 2015 compared to $4.1 million for the six months ended June 30, 2014. The decreases in R&D expenses from during the six months ended June 30, 2015 resulted from lower outside project spending and from Integra shifting investments to other areas of its business. Allocations from Integra were essentially flat at $0.3 million for the six months ended June 30, 2015 and 2014.

Intangible Amortization
Amortization expense, excluding amounts reported in cost of goods sold for technology-based intangible assets, was unchanged at $2.8 million for the six months ended June 30, 2015 and 2014.
Other Expense, Net
Other expense, net increased $0.7 million to $0.8 million for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014 due to the negative impact of foreign exchange rates on related party loans.

Income Taxes

	Six Months Ended June 30,
	2015	2014
	(In thousands)
Loss before income taxes	$(25,178)	$(9,064)
Income tax expense	2,405	1,924
Effective tax rate	(9.6)%	(21.2)%

The primary drivers of the overall tax rate for the six months ended June 30, 2015 were pretax losses incurred by the consolidated U.S. tax group that received no corresponding tax benefit, offset in part by the release of Federal uncertain tax positions due to statute expirations. The primary drivers of the overall tax rate for the six months ended June 30, 2014 were pretax losses incurred by the consolidated U.S. tax group that received no corresponding tax benefit.
We reported income tax expense for the six months ended June 30, 2015 and 2014, despite the fact that we reported losses before income taxes in those periods, because our legal entity structure did not permit us to offset taxable losses generated by certain U.S. subsidiaries against the taxable income generated by another of our U.S. subsidiaries. There is no future tax benefit expected for such losses, because we have no assurance that future taxable income will be generated to allow for the recognition of such losses. In the future, we expect to make an election that will allow all of our companies to file a joint U.S. consolidated federal income tax return, such that taxable income and losses from all of our U.S. subsidiaries will be included in a single return.
Business Factors Affecting the Results of Operations
Special Charges
We typically define special charges as items for which the amounts or timing of such expenses can vary significantly from period to period, depending upon our acquisition, integration and restructuring activities, and for which the amounts are non-cash in nature, or the amounts are not expected to recur at the same magnitude. We believe that certain of these or other special charges discussed below could occur, or recur with similar materiality in the future.
We believe that the separate identification of these special charges provides important supplemental information to investors regarding financial and business trends relating to our financial condition and results of operations. Investors may find this information useful in assessing comparability of our operating performance from period to period, against the business model objectives that management has established, and against other companies in our industry. We provide this information to investors so that they can analyze our operating results in the same way that management does and use this information in their assessment of the core business and valuation of SeaSpine.
Loss before income taxes includes the following special charges:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Global ERP implementation charges	$—	$49	$95	$85
SeaSpine separation related charges	9,931	—	14,778	—
Discontinued product lines charges	—	713	—	713
Acquisition-related charges	—	27	—	69
Total	$9,931	$789	$14,873	$867
The items reported above are reflected in the combined statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Cost of goods sold	$127	$740	$127	$782
Selling, general and administrative	9,804	49	14,746	85
Total	$9,931	$789	$14,873	$867

These special charges are directly related to the SeaSpine business and do not include allocations from Integra. Global ERP implementation charges consist of the non-capitalizable portion of internal labor and outside consulting costs related to the implementation of a global ERP system for SeaSpine, which was completed in May 2015. SeaSpine separation-related transaction charges include legal, accounting, program management and outside consulting expenses incurred as part of the spin-off from Integra, and incremental personnel costs associated with becoming an independent, publicly traded company. Discontinued product line charges are related to the exit of one of our product lines sold internationally. Acquisition-related charges include transaction fees and the amortization of inventory fair value adjustments related to acquisitions.
Liquidity and Capital Resources
Overview
Historically, Integra has provided financing, cash management and other treasury services to us. We have historically transferred the majority of cash from operations to Integra and accordingly we generally have had no significant cash. With the implementation of our own global ERP system on May 4, 2015, we began to collect against our own accounts receivable, including accounts receivable with Integra, and to directly pay some of our obligations; we therefore no longer transfer the majority of our cash to Integra. Cash transferred to and from Integra has been recorded as Integra net investment in the accompanying historical combined financial statements.

We believe that our cash on hand at the time of the spin-off and the cash contribution from Integra in connection with the spin-off (both of which totaled a combined $47.0 million in cash as of July 1, 2015), and the borrowing capacity that we expect to have under a credit facility that we are currently negotiating and expect to enter into in the third quarter of 2015, will satisfy our liquidity requirements for at least the next twenty-four months, both globally and domestically, including the following: working capital needs, capital expenditures, strategic marketing and distribution alliances, contractual obligations, commitments, business acquisitions and other liquidity requirements associated with our operations.
Cash and Marketable Securities
We had cash totaling approximately $13.0 million and $0.7 million at June 30, 2015 and December 31, 2014, respectively. As of July 1, 2015, following the spin-off, we had $47.0 million in cash.
Cash Flows

	Six Months Ended June 30,
	2015	2014
	(In thousands)
Net cash provided by (used in) operating activities	$(23,715)	$2,913
Net cash used in investing activities	(7,067)	(1,550)
Net cash provided by (used in) financing activities	43,149	(1,363)
Effect of exchange rate fluctuations on cash	(2)	—
Net increase in cash and cash equivalents	$12,365	$—

Net Cash Flows Provided by (Used in) Operating Activities
We used $23.7 million and generated operating cash flows of $2.9 million for the six months ended June 30, 2015 and 2014, respectively.

Operating cash flows for the six months ended June 30, 2015 declined by $26.6 million compared to the six months ended June 30, 2014. Net loss plus items included in that loss for non-cash expenses decreased cash flows by $18.2 million compared to the prior year, largely driven by separation related charges. Among the changes in working capital, purchases of inventory used $3.2 million of cash, prepaid expenses related to spin-off and other current assets used $0.6 million of cash, and accounts payable used $0.5 million of cash.
Net Cash Flows Used in Investing Activities
Net cash used in investing activities was $7.1 million for the six months ended June 30, 2015 as compared to $1.6 million for the six months ended June 30, 2014. The increased use of cash was primarily attributable to the implementation of a global ERP system and new hardware and software required to meet the needs of the Company after the spin-off, and purchases of spinal fusion hardware sets and instruments.
During the six months ended June 30, 2014, we paid $1.6 million for capital expenditures, most of which was purchases of spinal fusion hardware set and instruments.
Net Cash Flows Provided by (Used in) Financing Activities
Net cash provided by financing activities was $43.1 million for the six months ended June 30, 2015 as compared to net cash used by financing activities of $1.4 million for the six months ended June 30, 2014. The increase in cash resulted from a higher investment from Integra.
Off-Balance Sheet Arrangements
There were no off-balance sheet arrangements during the six months ended June 30, 2015 and 2014 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.
Contractual Obligations and Commitments
As of June 30, 2015, we were obligated to pay the following amounts under various agreements:

		Payments Due by Calendar Year
	Total	Remaining 2015	2016-2017	2018-2019	Thereafter
	(In millions)
Employment Agreements	$1.9	$0.3	$1.0	$0.5	$0.1
Operating Leases	27.0	1.2	4.8	4.9	16.1
Purchase Obligations	2.4	2.4	—	—	—
Other	3.9	1.2	1.5	0.8	0.4
Total	$35.2	$5.1	$7.3	$6.2	$16.6
Excluded from the contractual obligations table is the liability for uncertain tax benefits, including interest and penalties, totaling less than $0.1 million. This liability for uncertain tax benefits has been excluded because we cannot make a reliable estimate of the period in which the uncertain tax benefits may be realized.

Other Matters
Critical Accounting Estimates
There critical accounting estimates disclosed in our Information Statement have not materially changed.
Recently Issued Accounting Standards
Information regarding new accounting pronouncements is included in Note 2, "Summary of Significant Accounting Policies," to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to various market risks, including changes in foreign currency exchange rates and interest rates that could adversely affect our results of operations and financial condition. Although we do not have any derivative instruments for hedging purposes, to manage the volatility relating to these typical business exposures, we may consider entering into various derivative transactions when appropriate. We do not hold or issue derivative instruments for trading or other speculative purposes.
Foreign Currency Exchange and Other Rate Risks
We are exposed to various market risks which may result in potential losses arising from adverse changes in market rates, such as interest rates and foreign exchange rates. We do not believe we are exposed to material market risk with respect to our cash.
The results of operations discussed herein have not been materially affected by inflation.
Interest Rate Risk
We will be exposed to interest rate risk in connection with any future borrowings that we may enter into, including the $30.0         million borrowing capacity that we expect to have under a credit facility that we intend to enter into in the third quarter of 2015. We do not expect that a 1.0% change in interest rates would have a significant impact on our net loss or cash flow for the period.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.
Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

From time to time, we are subject to legal proceedings and claims in the ordinary course of business. While management presently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm our financial position, cash flows, or overall trends in results of operations, legal proceedings are subject to inherent uncertainties, and unfavorable rulings or outcomes could occur that have individually or in aggregate, a material adverse effect on our business, financial condition or operating results.

ITEM 1A. RISK FACTORS
The Risk Factors included in our Registration Statement on Form 10, as amended, filed with the SEC on June 9, 2015 have not materially changed.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable
ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.
ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

2.1
Separation and Distribution Agreement between Integra LifeSciences Holdings Corporation and SeaSpine Holdings Corporation, dated as of June 30, 2015 (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on July 1, 2015).

*31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*†101.INS	XBRL Instance Document

*†101.SCH	XBRL Taxonomy Extension Schema Document

*†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*†101.DEF	XBRL Definition Linkbase Document

*†101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

*†101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

† The financial information of SeaSpine Holdings Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed on August 13, 2015 formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Combined Statements of Operations, (ii) Condensed Combined Statements of Comprehensive Loss, (iii) the Condensed Combined Balance Sheets, (iv) Parenthetical Data to the Condensed Combined Balance Sheets, (v) the Condensed Combined Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Combined Financial Statements, is furnished electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEASPINE HOLDINGS CORPORATION

Date:	August 13, 2015	/s/ Keith C. Valentine
Keith C. Valentine
President and Chief Executive Officer

Date:	August 13, 2015	/s/ John J. Bostjancic
John J. Bostjancic
Chief Financial Officer

Exhibits
2.1
Separation and Distribution Agreement between Integra LifeSciences Holdings Corporation and SeaSpine Holdings Corporation, dated as of June 30, 2015 (incorporated by reference to Exhibit 2.1 of the Company’s     Current Report on Form 8-K filed on July 1, 2015).

*31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*†101.INS	XBRL Instance Document

*†101.SCH	XBRL Taxonomy Extension Schema Document

*†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*†101.DEF	XBRL Definition Linkbase Document

*†101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

*†101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

† The financial information of SeaSpine Holdings Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed on August 13, 2015 formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Combined Statements of Operations and Comprehensive Income, (ii) the Condensed Combined Balance Sheets, (iii) Parenthetical Data to the Condensed Combined Balance Sheets, (iv) the Condensed Combined Statements of Cash Flows, and (v) Notes to Unaudited Condensed Combined Financial Statements, is furnished electronically herewith.