Form 10-Q
period 2015-09-30
SeaSpine Holdings Corp
filed 2015-11-12
CIK 1637761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
COMMISSION FILE NO. 001-36905

SeaSpine Holdings Corporation
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	47-3251758
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

5770 Armada Drive, Carlsbad, California	92008
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	(ZIP CODE)
REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (760) 727-8399

2302 La Mirada Drive, Vista, California	92081
(FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST REPORT

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of November 5, 2015 was 11,102,928.

SEASPINE HOLDINGS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SEASPINE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Total revenue, net	$32,679	$33,606	$98,454	$103,547
Cost of goods sold	17,341	14,282	44,448	42,077
Gross profit	15,338	19,324	54,006	61,470
Operating expenses:
Selling, general and administrative	26,348	20,262	83,059	64,518
Research and development	2,364	2,111	5,973	6,259
Intangible amortization	1,295	1,397	4,049	4,174
Total operating expenses	30,007	23,770	93,081	74,951
Operating loss	(14,669)	(4,446)	(39,075)	(13,481)
Other income (expense), net	195	(30)	(577)	(59)
Loss before income taxes	(14,474)	(4,476)	(39,652)	(13,540)
Provision (benefit) for income taxes	(275)	840	2,130	2,764
Net loss	$(14,199)	$(5,316)	$(41,782)	$(16,304)
Net Loss per share, basic and diluted	$(1.27)	$(0.48)	$(3.75)	$(1.48)
Weighted average shares used to compute basic and diluted net loss per share	11,171	11,048	11,130	11,048

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

SEASPINE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED AND
COMBINED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(14,199)	$(5,316)	$(41,782)	$(16,304)
Other comprehensive income (loss)
Change in foreign currency translation adjustments	525	(535)	937	(446)
Comprehensive loss	$(13,674)	$(5,851)	$(40,845)	$(16,750)

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

SEASPINE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED AND COMBINED BALANCE SHEETS
(Unaudited)
(In thousands, except par value data)

`

	September 30, 2015	December 31, 2014

ASSETS
Current assets:
Cash and cash equivalents	$38,503	$652
Trade accounts receivable, net of allowances of $794 and $558	25,345	22,538
Inventories	52,897	49,862
Deferred tax assets	141	436
Prepaid expenses and other current assets	4,300	1,128
Total current assets	121,186	74,616
Property, plant and equipment, net	23,026	16,360
Intangible assets, net	41,589	46,891
Deferred tax assets	450	501
Other assets	222	1,274
Total assets	$186,473	$139,642
LIABILITIES AND INVESTED EQUITY
Current liabilities:
Accounts payable, trade	13,748	36,637
Income taxes payable	726	608
Accrued compensation	6,550	6,300
Accrued expenses and other current liabilities	3,724	2,407
Total current liabilities	24,748	45,952
Other liabilities	2,565	2,406
Total liabilities	27,313	48,358

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value; 15,000 authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 60,000 authorized; 11,103 shares issued and outstanding at September 30, 2015, and none issued and outstanding at December 31, 2014	111	—
Additional paid-in capital	171,418	—
Integra net investment prior to the spin-off	—	90,391
Accumulated other comprehensive income	1,830	893
Accumulated deficit	(14,199)	—
Total stockholders' equity	159,160	91,284
Total liabilities and stockholders' equity	$186,473	$139,642

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

SEASPINE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2015	2014

OPERATING ACTIVITIES:
Net loss	$(41,782)	$(16,304)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	9,169	9,857
Instrument replacement expense	944	1,206
Impairment of instruments	175	—
Provision for excess and obsolete inventories	6,069	2,037
Stock-based compensation	1,775	454
Amortization of inventory step-up	—	165
Allocation of non-cash charges from Integra	563	1,523
Changes in assets and liabilities
Accounts receivable	(2,099)	5,667
Inventories	(8,752)	(1,322)
Prepaid expenses and other current assets	5,612	213
Other non-current assets	(6,164)	524
Accounts payable	5,213	1,317
Income taxes payable	406	(621)
Accrued expenses and other current liabilities	1,413	308
Other non-current liabilities	(1,993)	(84)
Net cash (used in) provided by operating activities	(29,451)	4,940
INVESTING ACTIVITIES:
Purchases of property and equipment	(9,826)	(2,343)
Technology license milestone payment	(150)	—
Net cash used in investing activities	(9,976)	(2,343)
FINANCING ACTIVITIES:
Integra net investment prior to the spin-off	77,173	(2,587)
Excess tax benefits from stock-based compensation arrangements	37	—
Net cash provided by (used in) financing activities	77,210	(2,587)
Effect of exchange rate changes on cash and cash equivalents	68	(2)
Net change in cash and cash equivalents	37,851	8
Cash and cash equivalents at beginning of period	652	646
Cash and cash equivalents at end of period	$38,503	$654
Non-cash financing activities:
Settlement of related-party payable to Integra net investment	$29,022	$—
Non-cash investing activities:
Property and equipment in liabilities	$1,419	$520

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

SEASPINE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED AND COMBINED STATEMENT OF EQUITY
(Unaudited)
(In thousands)

	Common Stock		Additional	Integra	Accumulated Other		Total
	Number of		Paid-In	Net	Comprehensive	Accumulated	Stockholder's
	Shares	Amount	Capital	Investment	Income	Deficit	Equity
Balance January 1, 2015	—	$—	$—	$90,391	$893	$—	$91,284
Net loss	—	—	—	(27,583)	—	(14,199)	(41,782)
Net transfer from Integra	—	—	—	107,106	—	—	107,106
Reclassification of Integra net investment in connection with spin-off	—	—	169,914	(169,914)		—	—
Foreign currency translation adjustment	—	—	—	—	937	—	937
Issuance of common stock in connection with spin-off	11,048	110	(110)	—	—	—	—
Restricted stock awards issued	66	1	(1)	—	—	—	—
Restricted stock awards forfeited	(11)	—	—	—	—	—	—
Stock-based compensation	—	—	1,578	—	—	—	1,578
Excess tax benefits from stock-based compensation arrangements	—	—	37	—	—	—	37
Balance September 30, 2015	11,103	$111	$171,418	$—	$1,830	$(14,199)	$159,160

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

1. BUSINESS
Spin-off from Integra
As of June 30, 2015, SeaSpine Holdings Corporation ("SeaSpine", or the "Company") was a subsidiary of Integra LifeSciences Holdings Corporation (“Integra”). On July 1, 2015, Integra completed the spin-off of its orthobiologics and spinal fusion hardware business into SeaSpine, which was created to be a separate, independent, publicly-traded medical technology company focused on the design, development and commercialization of surgical solutions for the treatment of patients suffering from spinal disorders. Unless the context indicates otherwise, (i) references to "SeaSpine", the "Company", and the "Business", refer to SeaSpine Holdings Corporation and its orthobiologics and spinal fusion hardware business and (ii) references to "Integra" refer to Integra LifeSciences Holdings Corporation and its subsidiaries other than SeaSpine.
On July 1, 2015 (the "Distribution Date"), SeaSpine common stock was distributed, on a pro rata basis, to Integra’s stockholders of record as of 5:00 p.m. Eastern Time on June 19, 2015 (the "Record Date"). On the Distribution Date, each holder of Integra common stock received one share of SeaSpine common stock for every three shares of Integra common stock held by such holder as of the Record Date. The spin-off was completed pursuant to a Separation and Distribution Agreement and several other agreements with Integra or its subsidiaries related to the spin-off, including an Employee Matters Agreement, a Tax Matters Agreement, a Transition Services Agreement and several Supply Agreements, each of which is filed as an Exhibit to the Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission ("SEC") on July 1, 2015 and incorporated by reference herein. These agreements govern the relationship between SeaSpine and Integra following the spin-off and provide for the allocation of various assets, liabilities, rights and obligations. These agreements also include arrangements for transition services, products and raw materials to be provided by Integra to SeaSpine and transition services and products to be provided by SeaSpine to Integra. For a discussion of each agreement, see the section entitled “Certain Relationships and Related Party Transactions" in the SeaSpine Information Statement included as Exhibit 99.1 to the Registration Statement on Form 10, as amended, filed with the SEC on June 9, 2015 (the “Information Statement”).
The SeaSpine Registration Statement on Form 10 became effective on June 9, 2015, and SeaSpine common stock began “regular-way” trading on the NASDAQ Global Market on July 2, 2015 under the symbol “SPNE.”

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
For periods prior to the spin-off, the Company’s condensed combined financial statements were derived from the audited combined financial statements included in the Information Statement, which were prepared on a stand-alone basis and derived from Integra's consolidated financial statements and accounting records related to its orthobiologics and spinal fusion hardware business and should be read in conjunction with the notes to financial statements included in the Information Statement. The Company relied on Integra for a significant portion of its operational and administrative support. The combined financial statements included allocations of certain Integra corporate expenses, including information technology resources and support; finance, accounting, auditing services; real estate and facility management services; human resources activities; certain procurement activities; treasury services, legal advisory services and costs for research and development. These costs were allocated to the Company on the basis of direct usage when identifiable, with the remainder allocated on a pro-rata basis of revenue, standard costs of sales, or other measures.
Integra used a centralized approach to cash management and financing of its operations and substantially all cash generated by the Company through May 4, 2015, the date the Company implemented a separate enterprise resource planning ("ERP") system for SeaSpine, was assumed to be remitted to Integra. Prior to the spin-off, cash management and financing transactions relating to the Company were accounted for through the Integra invested equity account. Accordingly, none of the Integra cash and cash equivalents at the corporate level were assigned to SeaSpine in the combined financial statements. Integra’s debt and related interest expense were not allocated to SeaSpine for any of the periods presented since the Company was not the legal obligor of the debt and Integra’s borrowings were not directly attributable to SeaSpine.
Subsequent to the spin-off, the Company’s unaudited interim condensed financial statements as of and for the three months ended September 30, 2015 are presented on a consolidated basis, as the Company became a separate publicly-traded company on July 1, 2015. The Company performs its operational and administrative support using internal resources and purchased

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

services, some of which will be provided by Integra for a fee during a transitional period pursuant to a transition services agreement. These fees are partially offset by other income from SeaSpine services provided to Integra.

The Company prepared the unaudited interim condensed consolidated and combined financial statements included in this report in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and the rules and regulations of the SEC related to quarterly reports on Form 10-Q. Accordingly, they do not include all information and disclosures required by GAAP for annual audited financial statements and should be read in conjunction with the Company’s audited combined financial statements and notes thereto included in the Information Statement. In the opinion of management, the unaudited interim condensed consolidated and combined financial statements have been prepared on the same basis as the audited combined financial statements and include all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the financial position, results of operations, cash flows, and statement of equity for periods presented. The results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results expected for the full year. The condensed combined balance sheet as of December 31, 2014 was derived from the audited combined financial statements for the year ended December 31, 2014 included in the Information Statement.
See Note 4, “Transactions with Integra,” for further information regarding the relationships the Company has with Integra.
Reclassifications
Certain reclassifications have been made to prior year amounts to conform to the current year presentation. The reclassifications were not material to the interim condensed consolidated and combined financial statements.
Principles of Consolidation and Combination

For periods prior to the spin-off, the combined financial statements include certain assets and liabilities that have historically been held at the Integra level but were specifically identifiable or otherwise attributable to the Company. All significant intra-company transactions within Integra's pre-spin off orthobiologics and spinal fusion hardware business have been eliminated. All significant transactions between the Company and other businesses of Integra before the spin-off are included in these combined financial statements.

For periods subsequent to the spin-off, the consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of 90 days or less at the date of purchase to be cash equivalents. Cash and cash equivalents include cash in readily available checking and money market accounts.

Fair Value of Financial Instruments

The carrying amounts of cash, cash equivalents, receivables, accounts payable and accrued expenses at September 30, 2015 and December 31, 2014, are considered to approximate fair value because of the short term nature of those items.

Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board ("FASB") issued Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should: 1) identify the contract(s) with a customer, 2) identify the performance obligations in the contract, 3) determine the transaction price, 4) allocate the transaction price to the performance obligations in the contract, and 5) recognize revenue when (or as) the entity satisfies a performance obligation. In July 2015, the FASB deferred for one year the effective date of the new revenue standard, but early adoption is permitted. The new standard will be effective for the Company on January 1, 2018. The Company is in the process of evaluating the impact of this standard on its financial statements.
In August 2014, the FASB issued Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendment requires management to evaluate, for each annual and interim reporting period, whether there are conditions and events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

going concern within one year after the date the financial statements are issued or are available to be issued. If substantial doubt is raised, additional disclosures around management’s plan to alleviate these doubts are required. This update will become effective for all annual periods and interim reporting periods beginning after December 15, 2016. The implementation of the amended guidance is not expected to have an impact on current disclosures in our financial statements.

In April 2015, the FASB issued Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. The new standard will require debt issuance costs to be presented on the balance sheet as a direct reduction of the carrying value of the associated debt liability, consistent with the presentation of debt discounts. The recognition and measurement requirements will not change as a result of this guidance. The standard is effective for the annual reporting periods beginning after December 15, 2015 and requires a retrospective application. The guidance in ASU 2015-03 does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. In August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. Under the new standard, the SEC staff will not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The implementation of the amended guidance is not expected to have an impact on current disclosures in our financial statements.

In July 2015, the FASB issued Update No. 2015-11, Simplifying the Measurement of Inventory. The new guidance requires an entity to measure inventory within the scope of the amendment at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The implementation of the amended guidance is not expected to have an impact on current disclosures in our financial statements.

Net Loss Per Share
For periods prior to the spin-off, basic and diluted net loss per share was calculated based on the approximately 11.0 million shares of SeaSpine common stock that were distributed to Integra shareholders on July 1, 2015. For periods subsequent to the spin-off, basic and diluted net loss per share was calculated using the weighted-average number of shares of common stock outstanding during the period. The weighted average number of shares used to compute diluted net loss per share excludes any assumed exercise of stock options, and any assumed issuance of common stock under restricted stock units as the effect would be antidilutive. Common stock equivalents of 1.8 million shares for the three and nine months ended September 30, 2015 were excluded from the calculation because of their antidilutive effect.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands, except per share data)
Net loss	$(14,199)	$(5,316)	$(41,782)	$(16,304)
Loss Per Share Data
Loss per share
Basic and diluted	$(1.27)	$(0.48)	$(3.75)	$(1.48)
Weighted average number of shares outstanding
Basic and diluted	11,171	11,048	11,130	11,048

3. FAIR VALUE MEASUREMENTS

In connection with the spin-off, the Company received $34.0 million in cash from Integra on July 1, 2015. The Company invested the entire amount in money market funds, which are valued based on publicly available quoted market prices for identical securities as of September 30, 2015. The Company recorded the fair value of these money market funds, which totaled $26.0 million at September 30, 2015, as cash equivalents, based on quoted market prices in active markets. These cash equivalents are classified as level 1 fair value financial instruments.

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

4. TRANSACTIONS WITH INTEGRA
Related-party Transactions
Prior to the spin-off, and pursuant to certain supply agreements subsequent to the spin-off, SeaSpine purchases a portion of raw materials and finished goods from Integra for the Mozaik family of products, and SeaSpine contract manufactures certain finished goods for Integra. The Company's purchases of raw materials and Mozaik product finished goods from Integra for the three months ended September 30, 2015 and 2014 totaled $1.9 million and $0.3 million, respectively, and for the nine months ended September 30, 2015 and 2014 totaled $5.6 million and $1.2 million, respectively. The amount of finished goods sold by SeaSpine to Integra was immaterial for all periods presented.
Pursuant to a transition services agreement, Integra and SeaSpine will provide certain services following the spin-off, and Integra and SeaSpine will indemnify each other against certain liabilities arising from their respective businesses. Under this agreement, Integra provides us with certain support functions, including information technology, accounting and other financial functions, regulatory affairs and quality assurance, human resources and other administrative support. In addition, SeaSpine provides limited information technology and systems support services to Integra. The Company incurred approximately $1.8 million of costs under the agreement during the three months ended September 30, 2015, of which $0.5 million was outstanding at September 30, 2015. The amount of services provided by SeaSpine to Integra was immaterial during the three months ended September 30, 2015. Integra also collected funds from customers on behalf of the Company, of which $1.0 million was outstanding as of September 30, 2015 and recorded in Other Current Assets.
Allocated Costs
For periods prior to the spin-off, the condensed combined statements of operations included direct expenses for cost of goods sold, research and development, sales and marketing, customer service, and administration as well as allocations of expenses arising from shared services and infrastructure provided by Integra to the Company, such as costs of information technology, including the costs of a multi-year global enterprise resource planning implementation, accounting and legal services, real estate and facilities management, corporate advertising, insurance and treasury services, and other corporate and infrastructure services. These allocations are included in the table below. These expenses were allocated to the Company using estimates that the Company considers to be a reasonable reflection of the utilization of services provided to or benefits received from the Company. The allocation methods include pro-rata basis of revenue, standard cost of sales or other measures.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Cost of goods sold	$—	$326	$488	$978
Selling, general and administrative	—	4,215	8,633	13,977
Research and development	—	119	253	370
Total Allocated Costs	$—	$4,660	$9,374	$15,325

Included in the above amounts are certain non-cash allocated costs, including stock-based compensation. Such amounts were $0.4 million for the three months ended September 30, 2014, and $0.6 million and $1.5 million for the nine months ended September 30, 2015 and 2014 respectively.
All significant related party transactions between SeaSpine and Integra were included in the condensed consolidated and combined financial statements and were considered to be effectively settled for cash at the time the transaction was recorded, with the exception of (i) the purchases from Integra of Mozaik raw materials and finished goods for all periods presented and (ii) the provision of services by Integra to SeaSpine under the transition services agreement during the three months ended September 30, 2015. The total net effect of the transactions considered to be effectively settled for cash was reflected in the combined statement of cash flows as a financing activity and in the combined balance sheet as Integra net investment.
The following table summarizes the components of the net increase (decrease) in Integra net investment for the three and nine months ended September 30, 2015 and 2014:

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Cash pooling and general financing activities (a)	$34,025	$(5,489)	$68,386	$(16,389)
Corporate Allocations (excluding non-cash adjustments)	—	4,265	8,787	13,802
Total Integra net investment in financing activities within cash flow statement	34,025	(1,224)	77,173	(2,587)
Non-cash adjustments (b)	—	540	29,806	1,977
Spin-off related adjustment (c)	(166)	—	(166)	—
Reclassification of Integra net investment in connection with the spin-off	(169,914)	—	(169,914)	—
Foreign exchange impact	—	(133)	293	(79)
Net decrease in Integra investment	$(136,055)	$(817)	$(62,808)	$(689)

(a)	Includes financing activities for capital transfers, cash sweeps and other treasury services.

(b)	Reflects allocation of non-cash charges from Integra, stock-based compensation and settlement of related-party payable to Integra net investment.

(c)
During the three months ended September 30, 2015, certain spin-off related adjustments were recorded in stockholders' equity, to reflect the appropriate opening balances related to SeaSpine’s legal entities at the Distribution Date.

5. INVENTORIES
Inventories consisted of the following:

	September 30, 2015	December 31, 2014
	(In thousands)
Finished goods	$32,432	$32,364
Work in process	15,205	11,675
Raw materials	5,260	5,823
	$52,897	$49,862
Inventories included $18.7 million and $12.7 million of reserves for excess and obsolete inventory as of September 30, 2015 and December 31, 2014, respectively. The Company recorded a $4.4 million provision for excess and obsolete spinal fusion hardware inventory during the three months ended September 30, 2015, the substantial majority of which was purchased prior to the spin-off and a portion of which was primarily intended for distribution in international markets. This charge was a result of the Company's assessment of its growth strategy for international markets, completed in the third quarter, following the spin-off. The Company now intends to deploy and invest its limited sales and marketing resources dedicated to international markets in a more targeted manner in fewer countries. As a result of this shift in international strategy and other factors, the Company no longer expects to sell the spinal fusion hardware inventory against which the excess and obsolete reserve was recorded.
6. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are stated at historical cost less accumulated depreciation and any impairment charges. The Company provides for depreciation using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the lease term or the useful life. The cost of major additions and improvements is capitalized, while maintenance and repair costs that do not improve or extend the lives of the respective assets are charged to operations as incurred. The cost of computer software obtained for internal use is accounted for in accordance with the Accounting Standards Codification 350-40, Internal-Use Software.
The cost of purchased instruments which the Company consigns to hospitals and independent sales agents to support surgeries is initially capitalized as construction in progress. The amount is then reclassified to instrument sets and depreciation is initiated when instruments are put together in a newly built set with spinal implants, or directly expensed for the instruments that are used to replace damaged instruments in an existing set. The depreciation expense and direct expense for replacement instruments are recorded in selling, general and administrative expense.

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

Property, plant and equipment balances and corresponding useful lives were as follows:

	September 30, 2015	December 31, 2014	Useful Lives
	(In thousands)
Leasehold improvement	$4,655	$4,262	1 year
Machinery and production equipment	6,240	5,810	3-20 years
Instrument sets	23,880	22,122	4-5 years
Information systems & hardware	6,524	1,720	1-7 years
Furniture & fixtures	763	657	1-15 years
Construction in progress	10,193	8,789
Total	52,255	43,360
Less accumulated depreciation and amortization	(29,229)	(27,000)
Property, plant and equipment, net	$23,026	$16,360
Depreciation expenses totaled $1.3 million and $1.2 million for the three month periods ended September 30, 2015 and 2014, respectively, and $3.1 million and $3.7 million for the nine months ended September 30, 2015 and 2014, respectively.  The cost of purchased instruments used to replace damaged instruments in existing sets and recorded directly to expense totaled $0.4 million and $0.6 million for the three month periods ended September 30, 2015 and 2014, respectively, and $0.9 million and $1.2 million for the nine months ended September 30, 2015 and 2014, respectively.

The Company entered a sublease agreement for an office located in Carlsbad, California, which became effective September 8, 2015 upon the Company's receipt of the consent to sublease of the landlord. As a result, the Company does not intend to exercise its renewal options for the lease of its offices located in Vista, California. The useful lives for leasehold improvements at the Vista facilities were previously based on the assumption that the renewal options would be exercised. In July 2015, the Company reduced those useful lives to reflect the lease term ending on the May 23, 2016 expiration date. The change in estimate resulted in additional depreciation expense of $0.3 million for the three months ended September 30, 2015.

7. IDENTIFIABLE INTANGIBLE ASSETS
Identifiable intangible assets are initially recorded at fair value at the time of acquisition generally using an income or cost approach. The Company capitalizes costs incurred to renew or extend the term of recognized intangible assets and amortizes those costs over their expected useful lives.
The components of the Company’s identifiable intangible assets were as follows:

	September 30, 2015
	Weighted Average Life	Cost	Accumulated Amortization	Net
	(Dollars in thousands)
Completed technology	12 years	$31,169	$(18,604)	$12,565
Customer relationships	12 years	56,830	(27,806)	29,024
Trademarks/brand names	—	300	(300)	—
		$88,299	$(46,710)	$41,589

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

	December 31, 2014
	Weighted Average Life	Cost	Accumulated Amortization	Net
	(Dollars in thousands)
Completed technology	12 years	$30,419	$(16,582)	$13,837
Customer relationships	12 years	56,830	(23,963)	32,867
Trademarks/brand names	—	300	(300)	—
Non-Compete agreements	4 years	1,900	(1,713)	187
		$89,449	$(42,558)	$46,891
Annual amortization expense (including amounts reported in cost of goods sold) is expected to be approximately $8.0 million in 2015, $7.0 million in 2016, $5.8 million in 2017, $5.5 million in 2018 and $4.8 million in 2019. Amortization of product technology-based intangible assets totaled $0.7 million for each of the three months ended September 30, 2015 and 2014 and $2.0 million for each of the nine months ended September 30, 2015 and 2014, and is presented by the Company within cost of goods sold.
8. STOCK-BASED COMPENSATION
For periods prior to the spin-off, the Company’s stock-based compensation was derived from the equity awards granted by Integra to individuals who would become the Company’s employees. As those stock-based compensation plans were Integra’s plans, the amounts have been recognized in the condensed combined statements of operations and the Integra net investment account on the combined balance sheet. For periods after the spin-off, the Company's stock-based compensation has been recognized through the condensed consolidated statement of operations and the Company's additional paid-in capital account on the condensed consolidated balance sheet.

Equity Award Plans
As of June 30, 2015, Integra had stock options, restricted stock awards, performance stock awards, contract stock awards and restricted stock units outstanding under three plans, the 2000 Equity Incentive Plan, the 2001 Equity Incentive Plan, and the 2003 Equity Incentive Plan. In connection with the spin-off, Integra equity awards granted to individuals who would become employees of the Company were converted to SeaSpine equity awards. In general, each award is subject to the same terms and conditions as were in effect prior to the spin-off.
In May 2015, the Company adopted a 2015 Incentive Award Plan (the "2015 Plan"), under which the Company can grant its employees and non-employee directors incentive stock options and non-qualified stock options, restricted stock, performance stock, dividend equivalent rights, stock appreciation rights, stock payment awards and other incentive awards. The Company may issue up to 2,000,000 shares of its common stock under the 2015 Plan.
Restricted Stock Awards, Restricted Stock Units and Performance Stock Awards
Performance stock awards, restricted stock awards and restricted stock units generally have requisite service periods of three years. Performance stock awards are subject to graded vesting and the Company expenses their fair value over the requisite service period. The Company expenses the fair value of restricted stock awards and restricted stock units on an accelerated basis over the vesting period or requisite service period, whichever is shorter. Stock-based compensation expense related to restricted stock awards, restricted stock units and performance stock awards includes an estimate for forfeitures. The expected forfeiture rate of all equity based compensation is based on historical patterns of the Company’s employees and is estimated to be 10% annually for the three months ended September 30, 2015. As of September 30, 2015, there were approximately $0.4 million of total unrecognized compensation expense related to unvested awards. These costs are expected to be recognized over a weighted-average period of approximately one year.

Stock Options

Stock option grants to employees generally have requisite service periods of four years, and stock option grants to non-employee directors generally have a requisite service period of one year. Both are subject to graded vesting. The Company records stock-based compensation expense associated with stock options on an accelerated basis over the various vesting periods within each grant and based on their fair value at the date of grant using the Black-Scholes-Merton option pricing

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

model. The following weighted-average assumptions were used in the calculation of fair value for options grants during the three months ended September 30, 2015:

September 30, 2015
Expected Dividend yield	0%
Risk-free interest rate	1.6%
Expected volatility	35.3%
Expected term (in years)	5.3

The Company considered that it has never paid cash dividends and does not currently intend to pay cash dividends. The risk-free interest rates are derived from the U.S. Treasury yield curve in effect on the date of grant for instruments with a remaining term similar to the expected term of the options. Due to the Company’s limited historical data, the expected volatility is calculated based upon the historical volatility of comparable companies in the medical device industry whose share prices are publicly available for a sufficient period of time. The expected term of options is calculated using the simplified method as prescribed by accounting guidance for stock-based compensation. In addition, the Company applies an expected forfeiture rate when amortizing stock-based compensation expense. The expected forfeiture rate of stock options is based on historical patterns of the employee turnover rate and is estimated to be 10% annually for stock-based compensation expense recorded for the three months ended September 30, 2015. As individual grant awards become fully vested, stock-based compensation expense is adjusted to recognize actual forfeitures.

As of September 30, 2015, there were approximately $5.5 million of total unrecognized compensation expense related to unvested stock options. These costs are expected to be recognized over a weighted-average period of approximately 1.4 years.
Employee Stock Purchase Plan

In May 2015, the Company adopted a 2015 Employee Stock Purchase Plan (the “ESPP”), which enables eligible employees to purchase shares of the Company’s common stock through payroll deductions of up to 15% of eligible compensation during an offering period, but not more than $25,000 in any calendar year, subject to certain restrictions. The purchase price is 85% of the market price of the stock at the beginning or at the end of an offering period, whichever is less.

The ESPP authorizes the issuance of 400,000 shares of common stock pursuant to purchase rights granted to employees. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code of 1986. The Company expects the first offering period will commence on January 1, 2016 and end on December 31, 2016. As of September 30, 2015, no shares of common stock have been purchased under the ESPP.
9. LEASE

The Company entered into a sublease agreement for an office located in Carlsbad, California, which became effective September 8, 2015 upon the Company's receipt of the consent to sublease of the landlord. The term of the lease agreement is from October 1, 2015 through April 28, 2027 at an average annual cost of approximately $1.6 million. Future minimum lease payments under this operating lease at September 30, 2015 are as follows:

Payments Due by Calendar Year
(In thousands)
2015	$302
2016	1,300
2017	1,500
2018	1,529
2019	1,559
Thereafter	12,827
Total minimum lease payments	$19,017

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

10. INCOME TAXES
The following table provides a summary of the Company’s effective tax rate for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Reported tax rate	1.9%	(18.8)%	(5.4)%	(20.4)%

The Company reported income tax expense for the three months ended September 30, 2014 and for the nine month periods ended September 30, 2015 and 2014 related to the taxable income generated by its U.S. subsidiary that was not part of the U.S. consolidated tax group as of August 31, 2015. As such, despite the reported losses before income taxes in those periods, the taxable income generated by such U.S. subsidiary was not allowed to be offset against the taxable losses generated by its other U.S. subsidiaries through August 31, 2015. Effective September 1, 2015, the Company made an election that will allow it to offset any future taxable losses generated by its U.S. subsidiaries against any future taxable income generated by its U.S. subsidiaries. In addition, for all periods presented, the pretax losses incurred by the consolidated U.S. tax group received no corresponding tax benefit because we have concluded that it is more-likely-than-not that the Company will be unable to realize the value of any resulting deferred tax assets. The Company will continue to assess its position in future periods to determine if it is appropriate to reduce a portion of its valuation allowance in the future.

For the three months ended September 30, 2015, the Company recognized a $0.3 million benefit from the change in realizable deferred tax assets of a foreign subsidiary.

The income tax provision in the combined statements of operations for periods prior to the spinoff was calculated using the separate return method, as if the Company had filed a separate tax return and operated as a stand-alone business. However, because Integra historically generated taxable income in excess of the Company’s pretax losses incurred prior to the spinoff and all of the Company’s U.S. subsidiaries that incurred these pretax losses were included in Integra’s U.S. consolidated tax group, those pretax losses were more than offset by Integra’s taxable income. Therefore, there were no U.S. net operating losses available to the Company for future use at the date of the spin-off.

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

11. COMMITMENTS AND CONTINGENCIES
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
12. SEGMENT AND GEOGRAPHIC INFORMATION

In the three months ended September 30, 2015, subsequent to the spin-off from Integra, management assessed its segment reporting based on how the Company internally manages and reports the results of its business to its chief operating decision maker. The Company’s management reviews financial results, manages the business and allocates resources on an aggregate basis. Therefore, financial results are reported in a single operating segment: the development, manufacture and marketing of orthobiologics and spinal fusion hardware. The Company reports revenue in two product categories: orthobiologics and spinal fusion hardware. Orthobiologics products consist of a broad range of advanced and traditional bone graft substitutes that are designed to improve bone fusion rates following surgery. The spinal fusion hardware portfolio consists of an extensive line of products for minimally invasive surgery, complex spine, deformity and degenerative procedures.
Revenue consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Orthobiologics	$16,472	$16,571	$49,599	$49,595
Spinal fusion hardware	16,207	17,035	48,855	53,952
Total Revenues	$32,679	$33,606	$98,454	$103,547

The Company attributes revenues to geographic areas based on the location of the customer. Total revenue by major geographic area consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
United States	$30,139	$30,644	$89,081	$93,432
International	2,540	2,962	9,373	10,115
Total Revenues	$32,679	$33,606	$98,454	$103,547

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (continued)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis refers to and should be read in conjunction with the condensed consolidated and combined financial statements and the corresponding notes included elsewhere in this report and our combined financial statements for the year ended December 31, 2014, included in the Information Statement and the corresponding notes. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The matters discussed in these forward-looking statements are subject to risk and uncertainties that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. Such risks and uncertainties may also give rise to future claims and increase exposure to contingent liabilities. Please see the “Risk Factors” section of the Information Statement for a discussion of the uncertainties, risks and assumptions associated with these statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
You can identify these forward-looking statements by forward-looking words such as “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should,” “would” and similar expressions.
These risks and uncertainties arise from (among other factors) the following:

•	general economic and business conditions, in both domestic and international markets;

•	our expectations and estimates concerning future financial performance, financing plans and the impact of competition;

•	anticipated trends in our business, including healthcare reform in the United States, increased pricing pressure from our competitors or hospitals and changes in third-party payment systems;

•
physicians’ willingness to adopt our recently launched and planned products, customers’ continued willingness to pay for our products and third-party payors’ willingness to provide or continue coverage and appropriate reimbursement for any of our products and our ability to secure regulatory approval for products in development;

•	existing and future regulations affecting our business, both in the United States and internationally, and enforcement of those regulations;

•	anticipated demand for our products and our ability to produce our products in sufficient quantities to meet customer demand;

•	our ability to maintain and expand our marketing and sales networks;

•	our ability to successfully develop new products;

•	our ability to support the safety and efficacy of our products with long-term clinical data;

•	our ability to obtain additional debt and equity financing to fund capital expenditures and working capital requirements and acquisitions;

•	our dependence on a limited number of third-party suppliers for components and raw materials;

•	our ability to protect our intellectual property, including unpatented trade secrets, and to operate without infringing or misappropriating the proprietary rights of others;

•	our ability to complete acquisitions, integrate operations post-acquisition and maintain relationships with customers of acquired entities;

•	our operation as an independent, publicly-traded company subsequent to the spin-off; and

•	other risk factors described in the section entitled “Risk Factors” included in the Information Statement.

These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report.
Spin-off from Integra
On November 3, 2014, Integra announced its plan to spin off its orthobiologics and spinal fusion hardware business. The spin-off, which was completed on July 1, 2015, created a separate, independent, publicly-traded medical technology company focused on the design, development and commercialization of surgical solutions for the treatment of patients suffering from spinal disorders. As part of the spin-off, Integra transferred the assets, liabilities and operations of its orthobiologics and spinal fusion hardware business on a global basis to SeaSpine.
For periods prior to the spin-off, our combined financial statements were prepared on a stand-alone basis and were derived from Integra’s consolidated financial statements and accounting records. Therefore, these financial statements reflected, in conformity with accounting principles generally accepted in the United States, the financial position, results of operations, comprehensive loss and cash flows as the orthobiologics and spinal fusion hardware business was historically operated as part of Integra. They may not be indicative of our future performance and do not necessarily reflect what our consolidated results of operations, financial condition and cash flows would have been had we operated as a separate, publicly-traded company during the periods presented, particularly because we implemented many changes in our operations and capitalization after the spin-off from Integra.
The combined financial statements included the attribution of certain assets and liabilities that were historically held at the Integra corporate level but which were specifically identified or attributable to us. However, cash held by Integra was not attributed to us. Integra’s debt and related interest expense also were not allocated to us for any of the periods presented since we were not the legal obligor of the debt and Integra’s borrowings were not directly attributable to us. Integra manages cash centrally and substantially all cash generated by our business through May 4, 2015, the date we implemented a separate enterprise resource planning ("ERP") system for SeaSpine, was assumed to be remitted to Integra. All significant related party transactions between us and Integra were included in the condensed consolidated and combined financial statements and were considered to be effectively settled for cash at the time the transaction was recorded, with the exception of (i) the purchases from Integra of Mozaik raw materials and finished goods for all periods presented and (ii) the provision of services by Integra to SeaSpine under a transition services agreements during the three months ended September 30, 2015. The total net effect of the settlement of the transactions considered to be effectively settled for cash was reflected in the combined statements of cash flows as a financing activity and in the combined balance sheet as Integra net investment.
Our combined statements of operations included our direct expenses for cost of goods sold, research and development, sales and marketing, distribution, and administration as well as allocations of expenses arising from shared services and infrastructure provided by Integra to us, such as costs of information technology, including the costs of a multi-year global ERP implementation, accounting and legal services, real estate and facilities, corporate advertising, insurance services and related treasury, and other corporate and infrastructure services. In addition, other costs allocated to us include restructuring costs, share-based compensation expense and retirement plan expenses related to Integra’s corporate and shared services employees. These operating expenses were allocated to us using estimates that we considered to be a reasonable reflection of the utilization of services provided to or benefits received by us. We expect, however, that the actual expenses that we would have incurred had we been operating as a separate, publicly-traded company for the periods presented would have been lower, in the aggregate, as they would not include the allocation of the multi-year ERP implementation and other corporate strategic initiatives of Integra in place at the time. The allocation methods include pro-rata basis of revenue, standard cost of sales or other measures.

Integra will continue to provide some of these services related to these functions to us after the spin-off on a transitional basis for a fee. These services will be received under a transition services agreement described in the “Certain Relationships and Related Party Transactions” section of the Information Statement. In addition, certain costs associated with certain supply agreements with Integra discussed in the “Certain Relationships and Related Party Transactions” section of the Information Statement may be at materially different terms than those that were incurred while the business was part of Integra. Also, we expect to incur costs as an independent, publicly-traded company that are different from the costs historically allocated to us by Integra. We currently estimate the costs will be $13.0 million to $14.0 million on an annual pre-tax basis.

Subsequent to the spin-off, our unaudited interim condensed financial statements as of and for the three months ended September 30, 2015 are presented on a consolidated basis, as we became a separate publicly-traded company on July 1, 2015.

We incurred $4.3 million and $19.1 million of non-recurring transaction and spin-off related costs and transition service fees from Integra in the three and nine months ended September 30, 2015, respectively. These costs include, among other things, branding, legal, accounting and other advisory fees and other costs to separate and transition from Integra.
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
We report revenue in two product categories: orthobiologics and spinal fusion hardware. Our orthobiologics products consist of a broad range of advanced and traditional bone graft substitutes that are designed to improve bone fusion rates following a wide range of orthopedic surgeries, including spine, hip, and extremities procedures. Our spinal fusion hardware portfolio consists of an extensive line of products to facilitate spinal fusion in minimally invasive surgery (“MIS”), complex spine, deformity and degenerative procedures.
Our U.S. sales organization consists of regional business managers who oversee a broad network of independent orthobiologics and spinal fusion hardware sales agents, to whom we consign and loan our products and pay commissions based on the sales of our products that they generate. These sales are generated by building and maintaining relationships with the neurosurgeons and orthopedic spine surgeons who use our products in surgeries or from the hospitals that order our products directly. Our international sales organization is composed of a sales management team that oversees a network of independent orthobiologics and spinal fusion hardware stocking distributors in over 30 countries that purchase products directly from us and independently sell them. For the nine months ended September 30, 2015, international sales accounted for approximately 10% of our revenue. Our policy is not to sell our products through or participate in physician-owned distributorships.
For the nine months ended September 30, 2015, our total revenue, net was $98.5 million and our net loss was $41.8 million. For the same period, our orthobiologics sales were $49.6 million, and our spinal fusion hardware sales were $48.9 million, each representing approximately 50% of our total revenue, net. We expect to continue to incur losses as we invest in the expansion of our business, primarily in marketing and research and development, and from the general and administrative expenses we expect to incur due to our operation as an independent, publicly-traded company. As of September 30, 2015, our cash balance was $38.5 million. In connection with the spin-off, Integra contributed $34.0 million in cash to us.
As of September 30, 2015, we had 279 employees.
Components of Our Results of Operations
Revenue
Our net revenue is derived primarily from the sale of orthobiologics and spinal fusion hardware products across North America, Europe, Asia Pacific and Latin America. Sales are reported net of returns, group purchasing organization fees and other customer allowances.
In the United States, we generate most of our revenue by consigning our orthobiologics products and consigning or loaning our spinal fusion hardware sets to hospitals and independent sales agents, who in turn deliver them to hospitals for a single surgical procedure, after which they are returned to us, or leave them with hospitals that are high volume users for multiple procedures. The spinal fusion hardware sets typically contain the instruments, including disposables, and spinal implants required to complete a surgery. We ship replacement inventory to independent sales agents to replace the consigned inventory used in surgeries and maintain and replenish loaned sets at our facility, and return them to a hospital or independent sales agent for the next procedure. We recognize revenue on these consigned or loaned products when they have been used or implanted in a surgical procedure.
For all other transactions, including sales to international stocking distributors, we recognize revenue when the products are shipped to the customer or stocking distributor and the transfer of title and risk of loss occurs. There is generally no customer acceptance or other condition that prevents us from recognizing revenue in accordance with the delivery terms.

We entered into certain supply agreements with Integra prior to the spin-off, pursuant to which Integra will provide us with certain raw materials and we will provide each other with finished product for further sale in the operation of each other’s business. These supply agreements are expected to modify our historical related party arrangements and reflect new pricing. See “Certain Relationships and Related Party Transactions" in the Information Statement.
Cost of Goods Sold
Cost of goods sold primarily consists of the costs of finished goods purchased directly from third parties and raw materials used in the manufacture of our products, plant and equipment overhead, labor costs, packaging costs, amortization of technology-related intangible assets and freight. The majority of our orthobiologics products are designed and manufactured internally. The cost of human tissue and fixed manufacturing overhead costs are significant drivers of the costs of goods sold and consequently our orthobiologics products, at current production volumes, generate lower gross profits than our spinal fusion hardware products. We rely on third-party suppliers to manufacture our spinal fusion hardware products, and we assemble them into surgical sets in-house. Other related costs included in cost of goods sold include royalties, shipping, inspection and charges for expired, excess and obsolete inventory. We expect our cost of goods sold to continue to increase in absolute dollars due primarily to increased sales volume.
Selling, General and Administrative Expense
Our selling, general and administrative (“SG&A”) expenses consist primarily of sales commissions to independent sales agents, cost of medical education and training, payroll and other headcount related expenses, depreciation and other expenses recorded against instrument sets, stock-based compensation, the Medical Device Excise Tax, marketing expenses, supply chain and distribution expenses, and expenses for information technology, legal, human resources, insurance, finance, facilities, and management, the substantial majority of which were allocated from Integra prior to the spin-off. Subsequent to the spin-off, we are incurring these administrative expenses directly as an independent, publicly-traded company.
We expect our SG&A expenses, excluding allocations from Integra incurred prior to the spin-off, to increase as we hire additional personnel to support the growth of our business, continue to expand our product portfolio and add related sales and marketing personnel, and as a result of being an independent, publicly-traded company.
Research and Development Expense
Our research and development (“R&D”) expenses primarily consist of expenses related to the headcount for engineering, product development, clinical affairs and regulatory functions as well as consulting services, third-party prototyping services, outside research and clinical studies activities, and materials, production and other costs associated with development of our products. We expense R&D costs as they are incurred.
We expect our R&D expenses to increase as we invest in the design and commercialization of new products. While our R&D expenses fluctuate from period to period based on the timing of specific initiatives, we expect that these costs will increase over time as we continue to expand our product portfolio, add related personnel and conduct clinical activities.
Intangible Amortization
Our intangible amortization, including the amounts reported in cost of goods sold, consists of acquisition-related amortization and impairments related to product discontinuations. We expect total annual amortization expense (including amounts reported in cost of goods sold) to be approximately $8.0 million in 2015, $7.0 million in 2016, $5.8 million in 2017, $5.5 million in 2018 and $4.8 million in 2019.
Other Income (Expense), Net
Other income (expense), net consists of non-operating items such as interest income, and foreign exchange transaction gains and losses on related party transactions and balances.

RESULTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except percentages)	2015	2014	2015	2014
Total revenue, net	$32,679	$33,606	$98,454	$103,547
Cost of goods sold	17,341	14,282	44,448	42,077
Gross profit	15,338	19,324	54,006	61,470
Gross profit %	46.9%	57.5%	54.9%	59.4%
Operating expenses:
Selling, general and administrative	26,348	20,262	83,059	64,518
Research and development	2,364	2,111	5,973	6,259
Intangible amortization	1,295	1,397	4,049	4,174
Total operating expenses	30,007	23,770	93,081	74,951
Operating loss	(14,669)	(4,446)	(39,075)	(13,481)
Other income (expense), net	195	(30)	(577)	(59)
Loss before income taxes	(14,474)	(4,476)	(39,652)	(13,540)
Provision for income taxes	(275)	840	2,130	2,764
Net loss	$(14,199)	$(5,316)	$(41,782)	$(16,304)
Three Months Ended September 30, 2015 as Compared to Three Months Ended September 30, 2014
Revenue
For the three months ended September 30, 2015, total revenue, net decreased by $0.9 million, or 3%, to $32.7 million from $33.6 million for the same period in 2014.

	Three Months Ended September 30,
	2015	2014
	(In millions)

Orthobiologics	$16.5	$16.6
% of total revenue, net	50%	49%
Spinal Fusion Hardware	16.2	17.0
% of total revenue, net	50%	51%
Total revenue, net	$32.7	$33.6
Orthobiologics revenues were $16.5 million for the three months ended September 30, 2015, roughly flat compared to the three months ended September 30, 2014. Sales in the United States increased 2% compared to the prior year period, primarily because of increased demand for demineralized bone matrix products, especially our third-generation products and a recently launched product. This growth was somewhat offset by lower sales of our synthetic orthobiologics products in the United States. A decrease in international orthobiologics revenues compared to the prior year period more than offset the increase in domestic revenues. Supply shortages in our third-generation demineralized bone matrix products limited growth in the orthobiologics portfolio in the three months ended September 30, 2015. However, we expect that recent increases in production capacity and output have alleviated these supply issues and do not expect supply to limit growth for the remainder of 2015 or for 2016.
Spinal fusion hardware revenues were $16.2 million for the three months ended September 30, 2015, a decrease of 5% from the three months ended September 30, 2014. The U.S. hardware business continued to face pricing pressures and lower demand for existing products, while delays in introducing new products negatively impacted revenue in the current period. Sales of our spinal hardware fusion products internationally also decreased slightly for the three months ended September 30, 2015 as compared to the same period in 2014. We expect the performance of the hardware portfolio to improve in the fourth quarter as new product launches stimulate increased demand and as we begin to realize the benefits of recently added distributors and members of sales management.
The following table sets forth our total revenue, net by geography for the three months ended September 30, 2015 and 2014.

	Three Months Ended September 30,
	2015	2014
	(In millions)
United States	$30.1	$30.6
International	2.6	3.0
Total revenue, net	$32.7	$33.6
Cost of Goods Sold and Gross Profit
Cost of goods sold for the three months ended September 30, 2015 was $17.3 million compared to $14.3 million for the three months ended September 30, 2014. Gross profit as a percentage of revenues was 46.9% for the three months ended September 30, 2015 and 57.5% for the three months ended September 30, 2014. The decrease in gross profit percentage was mainly driven by a $4.4 million charge taken in the third quarter of 2015 for excess and obsolete spinal fusion hardware inventory, the substantial majority of which was purchased prior to the spin-off and a portion of which was primarily intended for distribution in international markets. During the third quarter ended September 30, 2015, we assessed our growth strategy for international markets, completed in the third quarter, following the spin-off. We now intend to deploy and invest our limited sales and marketing resources dedicated to international markets in a more targeted manner in fewer countries. As we introduce more new products in the future, we expect to leverage those new product launches to lead our international expansion activities. Primarily as a result of this shift in international strategy, we no longer expect that we will be able to sell the inventory against which we recorded the excess and obsolete inventory charge in the current period. This excess and obsolete inventory cost was somewhat offset by lower manufacturing costs resulting from increased production volumes and more efficient production of our orthobiologics product portfolio. Cost of goods sold included $0.7 million of amortization for technology-based intangible assets for each of the three months ended September 30, 2015 and 2014. Allocations from Integra accounted for $0.3 million for the three months ended September 30, 2014, and there was no such allocation for the three months ended September 30, 2015. As we further refine our global strategy post spin-off, we may identify additional risks related to inventory and other assets purchased or otherwise acquired prior to the spin-off that could be impaired by those decisions.
Selling, General and Administrative
SG&A expenses increased to $26.3 million for the three months ended September 30, 2015 from $20.3 million for the three months ended September 30, 2014. The increase in SG&A expenses was mainly driven by $2.5 million of nonrecurring professional fees directly related to the spin-off, $1.8 million of fees incurred under a transition services agreement with Integra, higher salary costs due to increased sales, marketing and administrative headcount, and increased costs associated with being an independent, publicly-traded company, such as higher stock- based compensation expense, and higher salary costs due to the hiring of an executive management team, medical device tax expenses and increased audit, legal, insurance, and information technology-related fees, offset by the absence of $4.2 million of allocation expense from Integra that was reported for the three months ended September 30, 2014.
Through the remainder of 2015, we expect to incur $1.0 million to $1.5 million of costs under a transition services agreement with Integra and expect to incur additional operational costs as we complete the remaining spin-off related projects. While the amount and timing of such costs may be significant and can vary from period to period, we do not expect to incur spin-off and transition service costs of a similar magnitude in future years.
Research and Development
R&D expenses increased $0.3 million to $2.4 million for the three months ended September 30, 2015 from $2.1 million for the same period in 2014. The increase of $0.3 million was primarily driven by higher compensation costs due to an increase in headcount, and higher external costs related to product development and clinical studies, offset by the absence of $0.1 million of allocation expense from Integra that was reported for the three months ended September 30, 2014. In future periods, we expect R&D expenses to increase as a percentage of revenues as we expand our product portfolio, add personnel and conduct additional clinical studies.

Intangible Amortization
Intangible amortization expense, excluding amounts reported in cost of goods sold for technology-based intangible assets, decreased $0.1 million to $1.3 million for the three months ended September 30, 2015 from $1.4 million for the same period in 2014, primarily due to non-compete agreements that were fully amortized during the second quarter of 2015.
Other Income (Expense), Net
Other income (expense), net increased $0.2 million to $0.2 million for the three months ended September 30, 2015, primarily as a result of interest income from money market funds and the positive impact of foreign exchange rates.
Income Taxes

	Three Months Ended September 30,
	2015	2014
	(In thousands)
Loss before income taxes	$(14,474)	$(4,476)
Provision for income taxes	(275)	840
Effective tax rate	1.9%	(18.8)%

Our effective tax rates were primarily driven by pretax losses incurred by our consolidated U.S. tax group that received no corresponding tax benefit because it is more-likely-than-not that we will be unable to realize the value of any resulting deferred tax assets.

We reported income tax expense for the three months ended September 30, 2014 related to the taxable income generated by its U.S. subsidiary that was not part of the U.S. consolidated tax group as of August 31, 2015. As such, despite the reported losses before income taxes in those periods, the taxable income generated by such U.S. subsidiary was not allowed to be offset against the taxable losses generated by its other U.S. subsidiaries through August 31, 2015. Effective September 1, 2015, the Company made an election that will allow it to offset any future taxable losses generated by its U.S. subsidiaries against any future taxable income generated by its U.S. subsidiaries. In addition, for all periods presented, the pretax losses incurred by the consolidated U.S. tax group received no corresponding tax benefit because we have concluded that it is more-likely-than-not that the Company will be unable to realize the value of any resulting deferred tax assets. The Company will continue to assess its position in future periods to determine if it is appropriate to reduce a portion of its valuation allowance in the future.

For the three months ended September 30, 2015, we recognized a $0.3 million benefit from the change in realizable deferred tax assets of a foreign subsidiary.

The income tax provision in the combined statements of operations for periods prior to the spinoff was calculated using the separate return method, as if the Company had filed a separate tax return and operated as a stand-alone business. However, because Integra historically generated taxable income in excess of our pretax losses incurred prior to the spinoff and all of our U.S. subsidiaries that incurred these pretax losses were included in Integra’s U.S. consolidated tax group, those pretax losses were more than offset by Integra’s taxable income. Therefore, there were no U.S. net operating losses available to us for future use at the date of the spin-off.

Nine Months Ended September 30, 2015 as Compared to Nine Months Ended September 30, 2014
Revenue
For the nine months ended September 30, 2015, total revenue, net decreased by $5.1 million, or 5%, to $98.5 million from $103.5 million for the same period in 2014.

	Nine Months Ended September 30,
	2015	2014
	(In millions)

Orthobiologics	$49.6	49.5
% of total revenue, net	50%	48%
Spinal Fusion Hardware	48.9	54.0
% of total revenue, net	50%	52%
Total revenue, net	$98.5	$103.5
Orthobiologics revenues were $49.6 million for the nine months ended September 30, 2015, roughly flat as compared to the nine months ended September 30, 2014. Sales in the United States increased primarily because of increased demand for demineralized bone matrix products, especially our third-generation products and a recently launched product. This growth was somewhat offset by lower sales of our synthetic orthobiologics products in the United States. A decrease in international orthobiologics revenues compared to the prior year period further offset the increase in domestic orthobiologics revenues. Supply shortages in our third-generation demineralized bone matrix products limited growth in the orthobiologics portfolio in the nine months ended September 30, 2015. However, we expect that recent increases in production capacity and output have alleviated these supply issues and do not expect supply to limit growth for the remainder of 2015 or for 2016.
Spinal fusion hardware revenues were $48.9 million for the nine months ended September 30, 2015, a decrease of 9% from the nine months ended September 30, 2014. The U.S. hardware business continued to face pricing pressures and lower demand for existing products, while delays in introducing some of our new products negatively impacted revenue in the current period. International sales of our spinal hardware fusion products were relatively flat over the nine months ended September 30, 2015 and 2014. We expect the performance of the hardware portfolio to improve in the fourth quarter as new product launches stimulate increased demand and as we begin to realize the benefits of recently added distributors and members of sales management.
The following table sets forth our total revenue, net by geography for the nine months ended September 30, 2015 and 2014.

	Nine Months Ended September 30,
	2015	2014
	(In millions)
United States	$89.1	$93.4
International	9.4	10.1
Total revenue, net	$98.5	$103.5
Cost of Goods Sold and Gross Profit
Cost of goods sold for the nine months ended September 30, 2015 increased $2.4 million to $44.4 million compared to the nine months ended September 30, 2014. Gross profit as a percentage of revenues was 54.9% for the nine months ended September 30, 2015 and 59.4% for the nine months ended September 30, 2014. The decrease in gross profit percentage was mainly driven by a higher percentage of sales being derived from orthobiologics products, which have lower gross profit than our hardware products, and by $4.0 million of higher charges for excess and obsolete spinal fusion hardware inventory, the largest of which was recorded in the three months ended September 30, 2015 and a portion of which was primarily related to inventory for sale in international markets. These costs were partially offset by lower manufacturing costs in 2015 resulting from increased production volumes and more efficient production of our orthobiologics product portfolio, and a nonrecurring charge recorded in 2014 related to a discontinued product line. Cost of goods sold included $2.0 million of amortization for technology-based intangible assets for each of the nine months ended September 30, 2015 and 2014. Allocations from Integra accounted for $0.5 million of expense for the nine months ended September 30, 2015 as compared to $1.0 million for the nine months ended September 30, 2014.
Selling, General and Administrative
SG&A expenses increased to $83.1 million for the nine months ended September 30, 2015 from $64.5 million for the nine months ended September 30, 2014. The increase in SG&A expenses was mainly driven by $18.6 million of nonrecurring spin-off related charges, $1.8 million of fees incurred under a transition services agreement with Integra, higher salary costs due to increased sales, marketing and administrative headcount, and increased costs associated with being an independent, publicly-traded company, such as higher stock-based compensation expense, higher salary costs due to the hiring of an executive management team, medical device tax expenses, and increased audit, legal, insurance, and information technology-related fees, offset by a reduction of $5.4 million allocation from Integra. Allocations from Integra accounted for $8.6 million of expense for the nine months ended September 30, 2015, as compared to $14.0 million for the nine months ended September 30, 2014.
Research and Development
R&D expenses decreased $0.3 million to $6.0 million for the nine months ended September 30, 2015 compared to $6.3 million for the nine months ended September 30, 2014. The decrease in R&D expenses during the nine months ended September 30, 2015 was primarily derived from lower outside project spending and from Integra's shifting R&D investments to other areas of its business prior to the spin-off. Allocations from Integra were essentially flat at $0.3 million for the nine months ended September 30, 2015 and 2014.
Intangible Amortization
Intangible amortization expense, excluding amounts reported in cost of goods sold for technology-based intangible assets, decreased $0.1 million to $4.0 million for the nine months ended September 30, 2015 compared to the same period in 2014, primarily due to non-compete agreements that were fully amortized during the second quarter of 2015.
Other Income (Expense), Net
Other expense, net increased $0.5 million to $0.6 million for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, primarily due to the negative impact of foreign exchange rates on related party loans.
Income Taxes

	Nine Months Ended September 30,
	2015	2014
	(In thousands)
Loss before income taxes	$(39,652)	$(13,540)
Provision for income taxes	2,130	2,764
Effective tax rate	(5.4)%	(20.4)%
The primary drivers of the effective tax rate for the nine months ended September 30, 2015 and 2014 were pretax losses incurred by the consolidated U.S. tax group that received no corresponding tax benefit and pretax income incurred by a U.S. subsidiary not included in the Company’s U.S. consolidated federal income tax return.
We reported income tax expense for the nine months ended September 30, 2015 and 2014 related to the taxable income generated by its U.S. subsidiary that was not part of the U.S. consolidated tax group as of August 31, 2015. As such, despite the reported losses before income taxes in those periods, the taxable income generated by such U.S. subsidiary was not allowed to be offset against the taxable losses generated by its other U.S. subsidiaries through August 31, 2015. Effective September 1, 2015, the Company made an election that will allow it to offset any future taxable losses generated by its U.S. subsidiaries against any future taxable income generated by its U.S. subsidiaries. In addition, for all periods presented, the pretax losses incurred by the consolidated U.S. tax group received no corresponding tax benefit because we have concluded that it is more-likely-than-not that the Company will be unable to realize the value of any resulting deferred tax assets. The Company will continue to assess its position in future periods to determine if it is appropriate to reduce a portion of its valuation allowance in the future.

Business Factors Affecting the Results of Operations
Special Charges
We define special charges as expenses for which the amount or timing can vary significantly from period to period, and for which the amounts are non-cash in nature, or the amounts are not expected to recur at the same magnitude.
We believe that identification of these special charges provides important supplemental information to investors regarding financial and business trends relating to our financial condition and results of operations. Investors may find this information useful in assessing comparability of our operating performance from period to period, against the business model objectives that management has established, and against other companies in our industry. We provide this information to investors so that they can analyze our operating results in the same way that management does and use this information in their assessment of the core business and valuation of SeaSpine.
Loss before income taxes includes the following special charges:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Global ERP implementation charges	$—	$23	$95	$108
SeaSpine spin-off related charges	2,500	148	17,278	148
Transition services agreement charges	1,800	—	1,800	—
Discontinued product line charges	—	147	—	860
Acquisition-related charges	—	96	—	165
Total	$4,300	$414	$19,173	$1,281
The items reported above are reflected in the condensed consolidated and combined statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Cost of goods sold	$436	$243	$563	$1,025
Selling, general and administrative	3,864	171	18,610	256
Total	$4,300	$414	$19,173	$1,281

These special charges are directly related to the SeaSpine business and do not include allocations from Integra. Global ERP implementation charges consist of the non-capitalizable portion of internal labor and outside consulting costs related to the implementation of a global ERP system for SeaSpine, which was completed in May 2015. SeaSpine spin-off related charges include legal, accounting, program management and outside consulting expenses incurred as part of the spin-off from Integra, and incremental personnel costs associated with becoming an independent, publicly-traded company. Discontinued product line charges are related to the exit of one of our product lines sold internationally. Acquisition-related charges include transaction fees and the amortization of inventory fair value adjustments related to acquisitions.
Liquidity and Capital Resources
Overview
Historically, Integra provided financing, cash management and other treasury services to us. Prior to the spin-off, we transferred the majority of cash from operations to Integra and accordingly we generally had no significant cash. With the implementation of our own global ERP system on May 4, 2015, we began to collect against our own accounts receivable, including accounts receivable with Integra, and to directly pay some of our obligations. Effective with the spin-off, we no longer transfer any of our cash to Integra and began to directly pay all of our obligations. Cash historically transferred to and from Integra prior to the spin-off has been reflected in the combined statement of cash flows as a financing activity and in the combined balance sheet through Integra net investment in us.

We believe that our cash and cash equivalents, and the borrowing capacity that we expect to have under a credit facility that we expect to enter into in the fourth quarter of 2015, will be sufficient to fund our operations for at least the next twelve months.

Our estimate of the period of time through which our current financial resources will be adequate to support our operations are forward-looking statements based on significant assumptions and we could utilize our financial resources sooner than we currently expect. Forward-looking statements involve a number of risks and uncertainties and actual results could differ materially if the assumptions on which we have based our forward-looking statements prove to be wrong. Factors that will affect our operating expenses and future capital requirements include, but are not limited to:

•	the costs associated with designing and developing new products, including modifications to our existing products;

•	the design, initiation, scope, rate of progress, results and timing of any clinical studies we conduct;

•	the successful completion of our product development programs and our ability to manage costs associated with the development and commercialization of new products;

•	our ability to timely obtain and maintain regulatory clearance or approval of our existing and new products;

•	the rate at which we launch and commercialize products and the extent of their commercial success;

•	our ability to manage timelines and costs related to manufacturing our products;

•	the extent to which we increase our employee workforce and/or number of independent sales agent, including in connection with expanding our product portfolios;

•	the costs required to build out our new Carlsbad, CA facility and to complete the move of existing operations from our Vista, CA facilities;

•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others; and

•	the extent to which we seek to expand through acquisitions and execute on transactions intended to do so.

•	whether we enter into and the timing and terms of the credit facility that currently we are negotiating.
Cash and Cash Equivalents
We had cash and cash equivalents totaling approximately $38.5 million and $0.7 million at September 30, 2015 and December 31, 2014, respectively.
Cash Flows

	Nine Months Ended September 30,
	2015	2014
	(In thousands)
Net cash (used in) provided by operating activities	$(29,451)	$4,940
Net cash used in investing activities	(9,976)	(2,343)
Net cash provided by (used in) financing activities	77,210	(2,587)
Effect of exchange rate fluctuations on cash	68	(2)
Net increase in cash and cash equivalents	$37,851	$8

Net Cash Flows Provided by (Used in) Operating Activities
We used $29.5 million and generated operating cash flows of $4.9 million for the nine months ended September 30, 2015 and 2014, respectively.
Operating cash outflows for the nine months ended September 30, 2015 increased by $34.4 million compared to the nine months ended September 30, 2014. Net loss plus adjustments to reconcile net loss to net cash (used in) provided by operating activities decreased cash flows by $22.0 million, largely driven by spin-off related charges. Among the changes in working capital, purchases of inventory used $7.4 million more of cash, prepaid insurance and other assets primarily related to the commencement of our activities as a separate, publicly-traded company used $1.3 million more of cash in 2015. The increase in accounts receivable also used $2.1 million of cash in 2015.

Net Cash Flows Used in Investing Activities
Net cash used in investing activities was $10.0 million for the nine months ended September 30, 2015 as compared to $2.3 million for the nine months ended September 30, 2014. The increased use of cash was primarily attributable to the implementation of a global ERP system and new hardware and software required to meet our needs after the spin-off, $3.0 million of purchases of spinal fusion hardware sets and instruments related to existing products and planned new product launches, and a milestone payment related to the NeuroStructures license agreement.
During the nine months ended September 30, 2014, we paid $2.3 million for capital expenditures, most of which was purchases of spinal fusion hardware set and instruments.
Net Cash Flows Provided by (Used in) Financing Activities
Net cash provided by financing activities was $77.2 million for the nine months ended September 30, 2015 as compared to net cash used in financing activities of $2.6 million for the nine months ended September 30, 2014. The increase in cash resulted from a higher investment from Integra and the $34 million cash contribution in connection with the spin-off.
Off-Balance Sheet Arrangements
There were no off-balance sheet arrangements as of September 30, 2015 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our business.
Contractual Obligations and Commitments
As of September 30, 2015, we were obligated to pay the following amounts under various agreements:

		Payments Due by Calendar Year
	Total	Remaining 2015	2016-2017	2018-2019	Thereafter
	(In millions)
Employment Agreements	$1.8	$0.2	$1.0	$0.6	$—
Operating Leases	26.4	0.6	4.8	4.9	16.1
Purchase Obligations	2.3	0.1	0.8	0.9	0.5
Other	3.5	3.5	—	—	—
Total	$34.0	$4.4	$6.6	$6.4	$16.6
Excluded from the table is the liability for uncertain tax benefits, including interest and penalties, totaling less than $0.3 million. This liability for uncertain tax benefits has been excluded because we cannot make a reliable estimate of the period in which such liability may be realized. "Other" includes minimum royalty, warranty obligation and capital leases.

Other Matters
Critical Accounting Estimates
The critical accounting estimates disclosed in the Information Statement have not materially changed.
Recently Issued Accounting Pronouncements
Information regarding new accounting pronouncements is included in Note 2, "Summary of Significant Accounting Policies," to the Notes to Unaudited Condensed Consolidated and Combined Financial Statements included elsewhere in this report.
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

Foreign Currency Exchange and Other Rate Risks

During the nine months ended September 30, 2015 and September 30, 2014, we generated revenues outside the United States in multiple foreign currencies including euros, British pounds, Swiss francs and New Zealand dollars, and in U.S. dollar-denominated transactions conducted with customers who generated revenue in currencies other than the U.S. dollar. We also incur operating expenses in euros. As a result, changes in the exchange rates of any such foreign currency vs. the U.S. dollar may affect our revenues, gross profits and net income and may also affect the book value of our assets and the amount of stockholders’ equity. We cannot predict the consolidated effects of exchange rate fluctuations upon our future operating results because of the variability of foreign currency exposure in our revenues and operating expenses and the potential volatility of currency exchange rates.
Interest Rate Risk

As of September 30, 2015, we did not have any outstanding debt or derivative instruments, and therefore we were not exposed to interest rate risk. However, we will be exposed to interest rate risk in connection with any future borrowings that we may enter into, including a credit facility that we expect to enter into in the fourth quarter of 2015.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.
Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) under the Securities and Exchange Act of 1934, as amended, that occurred during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable
ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.
ITEM 5. OTHER INFORMATION

None
ITEM 6. EXHIBITS

10.1
Sublease Agreement between SeaSpine Orthopedics Corporation, and SkinMedica, Inc., dated as of July 8, 2015 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 11, 2015).

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

† The financial information of SeaSpine Holdings Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 filed on November 12, 2015 formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated and Combined Statements of Operations, (ii) Condensed Combined Statements of Comprehensive Loss, (iii) the Condensed Consolidated and Combined Balance Sheets, (iv) Parenthetical Data to the Condensed Consolidated and Combined Balance Sheets, (v) the Condensed Consolidated and Combined Statements of Cash Flows, (vi) the Condensed Consolidated and Combined Statement of Equity, and (vii) Notes to Unaudited Condensed Consolidated and Combined Financial Statements, is furnished electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEASPINE HOLDINGS CORPORATION

Date:	November 12, 2015	/s/ Keith C. Valentine
Keith C. Valentine
President and Chief Executive Officer

Date:	November 12, 2015	/s/ John J. Bostjancic
John J. Bostjancic
Chief Financial Officer

Exhibits
10.1
Sublease Agreement between SeaSpine Orthopedics Corporation, and SkinMedica, Inc., dated as of July 8, 2015 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 11, 2015).

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

† The financial information of SeaSpine Holdings Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 filed on November 12, 2015 formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated and Combined Statements of Operations, (ii) Condensed Combined Statements of Comprehensive Loss, (iii) the Condensed Consolidated and Combined Balance Sheets, (iv) Parenthetical Data to the Condensed Consolidated and Combined Balance Sheets, (v) the Condensed Consolidated and Combined Statements of Cash Flows, (vi) the Condensed Consolidated and Combined Statement of Equity, and (vii) Notes to Unaudited Condensed Consolidated and Combined Financial Statements, is furnished electronically herewith.