Form 10-Q
period 2016-03-31
SeaSpine Holdings Corp
filed 2016-05-16
CIK 1637761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016
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

The number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of May 2, 2016 was 11,092,931.

SEASPINE HOLDINGS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SEASPINE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2016	2015
Total revenue, net	$31,399	$32,314
Cost of goods sold	14,283	12,601
Gross profit	17,116	19,713
Operating expenses:
Selling, general and administrative	25,374	25,051
Research and development	2,753	1,582
Intangible amortization	1,281	1,397
Total operating expenses	29,408	28,030
Operating loss	(12,292)	(8,317)
Other income (expense), net	258	(721)
Loss before income taxes	(12,034)	(9,038)
Provision (benefit) for income taxes	(27)	860
Net loss	$(12,007)	$(9,898)
Net loss per share, basic and diluted	$(1.08)	$(0.90)
Weighted average shares used to compute basic and diluted net loss per share	11,167	11,048

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEASPINE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2016	2015
Net loss	$(12,007)	$(9,898)
Other comprehensive income
Foreign currency translation adjustments	190	63
Comprehensive loss	$(11,817)	$(9,835)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEASPINE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except par value data)

	March 31, 2016	December 31, 2015

ASSETS
Current assets:
Cash and cash equivalents	$28,602	$33,429
Trade accounts receivable, net of allowances of $588 and $764	22,893	25,326
Inventories	50,309	51,271
Prepaid expenses and other current assets	2,165	3,696
Total current assets	103,969	113,722
Property, plant and equipment, net	21,051	21,958
Intangible assets, net	37,677	39,632
Other assets	1,007	1,077
Total assets	$163,704	$176,389
LIABILITIES AND INVESTED EQUITY
Current liabilities:
Accounts payable, trade	$11,185	$13,689
Accrued compensation	3,948	4,177
Accrued commissions	4,029	4,227
Accrued expenses and other current liabilities	3,906	3,942
Total current liabilities	23,068	26,035
Long-term borrowings under credit facility	361	328
Other liabilities	2,908	2,687
Total liabilities	26,337	29,050

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value; 15,000 authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 60,000 authorized; 11,093 shares issued and outstanding at March 31, 2016, and 11,102 shares issued and outstanding at December 31, 2015	111	111
Additional paid-in capital	175,631	173,786
Accumulated other comprehensive income	1,581	1,391
Accumulated deficit	(39,956)	(27,949)
Total stockholders' equity	137,367	147,339
Total liabilities and stockholders' equity	$163,704	$176,389

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEASPINE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2016	2015

OPERATING ACTIVITIES:
Net loss	$(12,007)	$(9,898)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	3,162	3,005
Instrument replacement expense	589	200
Impairment of instruments	103	—
Provision for excess and obsolete inventories	2,525	430
Amortization of debt issuance costs	35	—
Deferred income tax benefit	(35)	—
Stock-based compensation	1,974	89
Allocation of non-cash charges from Integra	—	247
Changes in assets and liabilities
Accounts receivable	2,551	2,525
Inventories	(1,022)	846
Prepaid expenses and other current assets	1,534	362
Other non-current assets	101	(4)
Accounts payable	(3,394)	676
Income taxes payable	—	(157)
Accrued commissions	(200)	(478)
Accrued compensation, accrued expenses and other current liabilities	(277)	2,866
Other non-current liabilities	170	(101)
Net cash (used in) provided by operating activities	(4,191)	608
INVESTING ACTIVITIES:
Purchases of property and equipment	(983)	(3,571)
Net cash used in investing activities	(983)	(3,571)
FINANCING ACTIVITIES:
Other financing activity	(2)	—
Integra net investment prior to the spin-off	—	2,962
Net cash (used in) provided by financing activities	(2)	2,962
Effect of exchange rate changes on cash and cash equivalents	349	(3)
Net change in cash and cash equivalents	(4,827)	(4)
Cash and cash equivalents at beginning of period	33,429	652
Cash and cash equivalents at end of period	$28,602	$648
Non-cash investing activities:
Property and equipment in liabilities	998	541

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEASPINE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)
(In thousands)

	Common Stock		Additional	Accumulated Other		Total
	Number of		Paid-In	Comprehensive	Accumulated	Stockholder's
	Shares	Amount	Capital	Income	Deficit	Equity
Balance December 31, 2015	11,102	$111	$173,786	$1,391	$(27,949)	$147,339
Net loss	—	—	—	—	(12,007)	(12,007)
Foreign currency translation adjustment	—	—	—	190	—	190
Restricted stock awards forfeited	(9)	—	(129)	—	—	(129)
Stock-based compensation	—	—	1,974	—	—	1,974
Balance March 31, 2016	11,093	$111	$175,631	$1,581	$(39,956)	$137,367

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company prepared the unaudited interim condensed consolidated financial statements included in this report in accordance with accounting principles generally accepted in the U.S. (“GAAP”). For periods prior to the spin-off, the Company’s consolidated financial statements were prepared on a stand-alone basis and derived from Integra's consolidated financial statements and accounting records related to its orthobiologics and spinal fusion hardware business. The Company relied on Integra for a significant portion of its operational and administrative support. The consolidated financial statements for all periods prior to the spin-off included allocations of certain Integra corporate expenses, including information technology resources and support; finance, accounting, auditing services; real estate and facility management services; human resources activities; certain procurement activities; treasury services, legal advisory services and costs for research and development. These costs were allocated to the Company on the basis of direct usage when identifiable, with the remainder allocated on a pro-rata basis of revenue, standard costs of sales, or other measures.
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
Subsequent to the spin-off, the Company’s financial statements are presented on a consolidated basis, as the Company became a separate publicly-traded company on July 1, 2015. In the opinion of management, the March 31, 2016 unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows of the Company. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC. The Company's consolidated balance sheet as of December 31, 2015 was derived from audited financial statements, but does not include all disclosures required by GAAP. The Company performs its operational and administrative support using internal resources and purchased services, some of which have been provided by Integra for a fee pursuant to a transition services agreement.
See Note 4, “Transactions with Integra,” for further information regarding the relationships the Company has with Integra.
Principles of Consolidation

For periods prior to the spin-off, the consolidated financial statements include certain assets and liabilities that have historically been held at the Integra level but were specifically identifiable or otherwise attributable to the Company. All significant intra-company transactions within Integra's pre-spin off orthobiologics and spinal fusion hardware business have been eliminated. All

SEASPINE HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

significant transactions between the Company and other businesses of Integra before the spin-off are included in these condensed consolidated financial statements.

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

In April 2015, the FASB issued Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. The new standard will require debt issuance costs to be presented on the balance sheet as a direct reduction of the carrying value of the associated debt liability, consistent with the presentation of debt discounts. The recognition and measurement requirements will not change as a result of this guidance. The standard is effective for the annual reporting periods beginning after December 15, 2015 and requires a retrospective application. The guidance in Accounting Standards Update ("ASU") 2015-03 does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. In August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. Under the new standard, the SEC staff will not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The implementation of the amended guidance did not have an impact on current disclosures in our financial statements.

In July 2015, the FASB issued Update No. 2015-11, Simplifying the Measurement of Inventory (Topic 330). The new guidance requires an entity to measure inventory within the scope of the amendment at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The implementation of the amended guidance is not expected to have an impact on our financial statements.

In November 2015, the FASB issued Update No. 2015-17, Income Taxes - Balance Sheet Reclassification of Deferred Taxes (Topic 740). This ASU requires that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this update. The amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted and the amendments may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company early adopted this ASU in the fourth quarter of 2015 on a prospective basis. The Company did not adjust our prior period consolidated balance sheet as a result of the adoption of this ASU.

In February 2016, the FASB issued Update No. 2016-02, Leases (Topic 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months

SEASPINE HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. Topic 842 supersedes the previous leases standard, Topic 840 Leases. The standard is effective on January 1, 2019, with early adoption permitted. The Company is in the process of evaluating the impact of this new guidance.

In March 2016, the FASB issued Update No. 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718). Under current accounting guidance an entity is required to report excess tax benefits and tax deficiencies to the extent of previous windfalls in equity when the tax benefit is realized. Excess settlements are currently reported as cash inflows from financing activities. The amendment requires that an entity present all excess tax benefits and all tax deficiencies as income tax expense or benefit in the statement of operations to be applied using a prospective transition method. Related tax settlements are to be presented as cash inflows from operating activities. The Company has the option to use either a prospective or retrospective transition method. The amendment removes the requirement to delay recognition of an excess tax benefit until the tax benefit is realized. A modified retrospective transition method must be applied. This update will become effective for all annual periods and interim reporting periods beginning after December 15, 2016. Early adoption is permitted. The Company is in the process of evaluating the impact of this standard on its financial statements.

Net Loss Per Share

For periods prior to the spin-off, basic and diluted net loss per share was calculated based on the approximately 11.0 million shares of SeaSpine common stock that were distributed to Integra shareholders on July 1, 2015. For periods subsequent to the spin-off, basic and diluted net loss per share was calculated using the weighted-average number of shares of common stock outstanding during the period. The weighted average number of shares used to compute diluted net loss per share excludes any assumed exercise of stock options, and any assumed issuance of common stock under restricted stock units as the effect would be antidilutive. Common stock equivalents of 2.7 million shares for the three months ended March 31, 2016 were excluded from the calculation because of their antidilutive effect.

	Three Months Ended March 31,
	2016	2015
	(In thousands, except per share data)
Net loss	$(12,007)	$(9,898)
Loss Per Share Data
Loss per share
Basic and diluted	$(1.08)	$(0.90)
Weighted average number of shares outstanding
Basic and diluted	11,167	11,048
Out-of-Period Adjustment

In the second quarter of 2015, the Company recorded an adjustment to correct an error in the first quarter of 2015 reported amounts. This resulted in an increase to finished goods inventory and Integra's net investment by $0.7 million. In addition to understating the inventory balance and net investment balance as of March 31, 2015, the error had the effect of increasing first quarter cash flows from operations and decreasing first quarter cash flows from financing by $0.7 million. The adjustment recorded in the second quarter of 2015 corrects the year to date cash flows from operations and cash flows from financing. The Company retrospectively adjusted the Condensed Consolidated Statement of Cash Flows for the period ended March 31, 2015.

3. CREDIT AGREEMENT
On December 24, 2015, the Company entered into a three-year credit facility (the "Credit Facility") with Wells Fargo Capital Finance. The Credit Facility provides an asset-backed revolving line of credit of up to $30.0 million in borrowing capacity with a maturity date of December 24, 2018, which maturity date is subject to a one-time one-year extension at the Company's election. In connection with the Credit Facility, the Company was required to become guarantors and to provide a security interest in substantially all its assets for the benefit of the counterparty.

Borrowings under the Credit Facility accrue interest at the rate then applicable to the Base Rate (as customarily defined) Loans, unless and until converted into LIBOR Rate Loans in accordance with the terms of the Credit Facility. Borrowings bear interest at a floating annual rate equal to (a) during any month for which the Company's average excess availability (as customarily defined)

SEASPINE HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

is greater than $20.0 million, base rate plus (i) 1.25 percentage points for base rate loans and (ii) LIBOR rate plus 2.25 percentage points for LIBOR loans, (b) during any month for which the Company's average excess availability is greater than $10.0 million but less than or equal to $20.0 million, (i) base rate plus 1.50 percentage points for base rate loans and (ii) LIBOR rate plus 2.50 percentage points for LIBOR loans and (c) during any month for which the Company's average excess availability is less than or equal to $10.0 million, (i) base rate plus 1.75 percentage points for base rate loans and (ii) LIBOR rate plus 2.75 percentage points for LIBOR loans.

The Company will also pay an annual unused line fee in an amount equal to 0.375% of the unused Credit Facility amount. The unused line fee is due and payable on the first day of each month. At March 31, 2016, there was $0.4 million outstanding under the Credit Facility. Debt issuance costs and legal fees related to the Credit Facility totaling $0.4 million were recorded as a deferred asset and are being amortized ratably over the term of the arrangement.

The Credit Facility contains various customary affirmative and negative covenants, including prohibiting the Company from incurring indebtedness without the lender’s consent. The Credit Facility also includes a financial covenant that requires the Company to maintain a minimum fixed charge coverage ratio of 1.10 to 1.00 for the applicable measurement period, if the Company's Total Liquidity (as defined in the Credit Facility) is less than $5.0 million. The Company was in compliance with all applicable covenants at March 31, 2016.

The Credit Facility also includes customary events of default, including events relating to non-payment of amounts due under the Credit Facility, material inaccuracy of representations and warranties, violation of covenants, bankruptcy and insolvency, failure to comply with health care laws, violation of certain of the Company’s existing agreements, and the occurrence of a change of control. Under the Credit Facility, if an event of default occurs, lenders holding a majority of the revolving commitments will have the right to terminate the commitments and accelerate the maturity of any loans outstanding.

4. TRANSACTIONS WITH INTEGRA
Related-party Transactions
Prior to the spin-off, and pursuant to certain supply agreements subsequent to the spin-off, SeaSpine purchased a portion of raw materials and finished goods from Integra for the Company's Mozaik family of products, and SeaSpine contract manufactured certain finished goods for Integra. The Company's purchases of raw materials and Mozaik product finished goods from Integra for the three months ended March 31, 2016 and 2015 totaled $0.5 million and $1.2 million, respectively. The amount of finished goods sold by SeaSpine to Integra under its contract manufacturing arrangement was immaterial for all periods presented.
Pursuant to a transition services agreement, Integra and SeaSpine will provide certain services following the spin-off, and Integra and SeaSpine will indemnify each other against certain liabilities arising from their respective businesses. Under this agreement, Integra provides us with certain support functions, including information technology, accounting and other financial functions, regulatory affairs and quality assurance, human resources and other administrative support. The Company incurred approximately $0.1 million of costs under the agreement for the three months ended March 31, 2016, all of which was outstanding at March 31, 2016. Integra collects certain funds from customers on behalf of the Company, of which $0.3 million was due to the Company as of March 31, 2016 and recorded in Other Current Assets.
Allocated Costs
For periods prior to the spin-off, the condensed consolidated statements of operations included direct expenses for cost of goods sold, research and development, sales and marketing, customer service, and administration as well as allocations of expenses arising from shared services and infrastructure provided by Integra to the Company, such as costs of information technology, including the costs of a multi-year global enterprise resource planning implementation, accounting and legal services, real estate and facilities management, corporate advertising, insurance and treasury services, and other corporate and infrastructure services. These allocations are included in the table below. These expenses were allocated to the Company using estimates that the Company considers to be a reasonable reflection of the utilization of services provided to or benefits received from the Company. The allocation methods include pro-rata basis of revenue, standard cost of sales or other measures.

SEASPINE HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Three Months Ended March 31, 2015
(In thousands)
Cost of goods sold	$244
Selling, general and administrative	4,249
Research and development	105
Total Allocated Costs	$4,598

Included in the above amounts are certain non-cash allocated costs, including stock-based compensation. Such amounts were $0.2 million for the three months ended March 31, 2015. There were no allocated costs for the three months ended March 31, 2016.
All significant related party transactions between SeaSpine and Integra were included in the condensed consolidated financial statements and, prior to the spin-off, were considered to be effectively settled for cash at the time the transaction was recorded, with the exception of the purchases from Integra of Mozaik raw materials and finished goods for all periods presented. The total net effect of the transactions considered to be effectively settled for cash was reflected in the consolidated statement of cash flows as a financing activity and in the consolidated balance sheet as Integra net investment.
The following table summarizes the components of the net increase (decrease) in Integra net investment for the three months ended March 31, 2015. The Integra net investment was reclassified to Additional Paid-in Capital in connection with the spin-off.

Three Months Ended March 31, 2015
(In thousands)
Cash pooling and general financing activities (a)	$(1,390)
Corporate Allocations (excluding non-cash adjustments)	4,351
Total Integra net investment in financing activities within cash flow statement	2,961
Non-cash adjustments (b)	336
Foreign exchange impact	475
Net increase in Integra investment	$3,772

(a)	Includes financing activities for capital transfers, cash sweeps and other treasury services.

(b)	Reflects allocation of non-cash charges from Integra, including stock-based compensation.

5. INVENTORIES
Inventories consisted of the following:

	March 31, 2016	December 31, 2015
	(In thousands)
Finished goods	$30,275	$29,845
Work in process	16,505	15,574
Raw materials	3,529	5,852
	$50,309	$51,271
During the three months ended March 31, 2016, the Company recorded a $1.7 million provision for excess and obsolete orthobiologics inventory related to a portion of its matched-donor cancellous bone raw material on hand. This charge resulted from the repurposing of a large portion of the Company’s matched-donor cortical bone raw material that has historically been used in production with the matched-donor cancellous bone raw material. The quantities on hand of the now unmatched cancellous bone raw material exceed the anticipated volumes that will be consumed in future production needs such that its shelf life is expected to expire before it would be consumed.

SEASPINE HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Property, plant and equipment balances and corresponding useful lives were as follows:

	March 31, 2016	December 31, 2015	Useful Lives
	(In thousands)
Leasehold improvement	$4,950	$4,830	Lease Term
Machinery and production equipment	6,404	6,404	3-20 years
Instrument sets	25,243	25,080	5 years
Information systems and hardware	6,908	6,872	3-7 years
Furniture and fixtures	1,052	944	3-15 years
Construction in progress	8,022	8,375
Total	52,579	52,505
Less accumulated depreciation and amortization	(31,528)	(30,547)
Property, plant and equipment, net	$21,051	$21,958
Depreciation expenses totaled $1.2 million and $0.9 million for the three month periods ended March 31, 2016 and 2015, respectively. The cost of purchased instruments used to replace damaged instruments in existing sets and recorded directly to the instrument replacement expense totaled $0.6 million and $0.2 million for the three month periods ended March 31, 2016 and 2015, respectively.

7. IDENTIFIABLE INTANGIBLE ASSETS
Identifiable intangible assets are initially recorded at fair value at the time of acquisition generally using an income or cost approach. The Company capitalizes costs incurred to renew or extend the term of recognized intangible assets and amortizes those costs over their expected useful lives.
The components of the Company’s identifiable intangible assets were as follows:

	March 31, 2016
	Weighted Average Life	Cost	Accumulated Amortization	Net
	(Dollars in thousands)
Completed technology	12 years	$31,169	$(19,955)	$11,214
Customer relationships	12 years	56,830	(30,367)	26,463
Trademarks/brand names	—	300	(300)	—
		$88,299	$(50,622)	$37,677

SEASPINE HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	December 31, 2015
	Weighted Average Life	Cost	Accumulated Amortization	Net
	(Dollars in thousands)
Completed technology	12 years	$31,169	$(19,280)	$11,889
Customer relationships	12 years	56,830	(29,087)	27,743
Trademarks/brand names	—	300	(300)	—
		$88,299	$(48,667)	$39,632
Annual amortization expense (including amounts reported in cost of goods sold) is expected to be approximately $7.0 million in 2016, $5.8 million in 2017, $5.5 million in 2018, $4.8 million in 2019 and $4.0 million in 2020. Amortization of product technology-based intangible assets totaled $0.7 million for each of the three months ended March 31, 2016 and 2015, and is presented by the Company within cost of goods sold.

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
In May 2015, the Company adopted a 2015 Incentive Award Plan (the "2015 Plan"), under which the Company can grant its employees and non-employee directors incentive stock options and non-qualified stock options, restricted stock, performance stock, dividend equivalent rights, stock appreciation rights, stock payment awards and other incentive awards. The Company may issue up to 2,000,000 shares of its common stock under the 2015 Plan. On January 27, 2016, the Company's board of directors approved an amendment and restatement of the 2015 Plan, pursuant to which the share reserve was increased by 300,000 shares over the original share reserve under the 2015 Plan, and on March 30, 2016, the board of directors approved a further amendment and restatement of the 2015 Plan, pursuant to which the share reserve was increased by an additional 1,209,500 shares of common stock, in each case subject to the Company obtaining the requisite stockholder approval. As a result, pursuant to the final amended and restated 2015 Plan (the "Restated Plan"), an aggregate of 1,509,500 additional shares will be reserved for issuance under the Restated Plan relative to the share reserve under the 2015 Plan.
Restricted Stock Awards, Restricted Stock Units and Performance Stock Awards
Performance stock awards, restricted stock awards and restricted stock units generally have requisite service periods of three years. Performance stock awards are subject to graded vesting and the Company expenses their fair value over the requisite service period. The Company expenses the fair value of restricted stock awards and restricted stock units on an accelerated basis over the vesting period or requisite service period, whichever is shorter. Stock-based compensation expense related to restricted stock awards, restricted stock units and performance stock awards includes an estimate for forfeitures. The expected forfeiture rate of all equity based compensation is based on historical patterns of the Company’s employees and is estimated to be 10% annually for the three months ended March 31, 2016. As of March 31, 2016, there was approximately $0.2 million of total unrecognized compensation expense related to unvested awards. This cost is expected to be recognized over a weighted-average period of approximately one year.

SEASPINE HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Stock Options

Stock option grants to employees generally have requisite service periods of four years, and stock option grants to non-employee directors generally have a requisite service period of one year. Both are subject to graded vesting. The Company records stock-based compensation expense associated with stock options on an accelerated basis over the various vesting periods within each grant and based on their fair value at the date of grant using the Black-Scholes-Merton option pricing model. The following weighted-average assumptions were used in the calculation of fair value for options grants for the three months ended March 31, 2016:

March 31, 2016
Expected dividend yield	0%
Risk-free interest rate	1.5%
Expected volatility	38.6%
Expected term (in years)	5.1

The Company considered that it has never paid cash dividends and does not currently intend to pay cash dividends. The risk-free interest rates are derived from the U.S. Treasury yield curve in effect on the date of grant for instruments with a remaining term similar to the expected term of the options. Due to the Company’s limited historical data, the expected volatility is calculated based upon the historical volatility of comparable companies in the medical device industry whose share prices are publicly available for a sufficient period of time. The expected term of options is calculated using the simplified method as prescribed by accounting guidance for stock-based compensation. In addition, the Company applies an expected forfeiture rate when amortizing stock-based compensation expense. The expected forfeiture rate of stock options is based on historical patterns of the employee turnover rate and is estimated to be 10% annually for stock-based compensation expense recorded for the three months ended March 31, 2016. As individual grant awards become fully vested, stock-based compensation expense is adjusted to recognize actual forfeitures.

There were 700,532 stock options granted during the three months ended March 31, 2016, of which 547,099 shares were granted, in part, out of the share reserve increases approved by the board of directors under the Restated Plan and, in part, out of the remaining share reserve under the 2015 Plan, but all of which were granted subject to the Company obtaining the requisite stockholder approval (the “Contingent Options”). In the event stockholder approval of the Restated Plan is not obtained, all of the Contingent Options will automatically be forfeited. There were no expenses recorded for these Contingent Options for the three months ended March 31, 2016 in accordance with the Accounting Standards Codification 718, Compensation- Stock Compensation.

As of March 31, 2016, there was approximately $3.9 million of total unrecognized compensation expense related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 1.9 years.
Employee Stock Purchase Plan

In May 2015, the Company adopted a 2015 Employee Stock Purchase Plan (the “ESPP”), which was amended in December 2015. The ESPP enables eligible employees to purchase shares of the Company’s common stock through payroll deductions of up to 15% of eligible compensation during an offering period. Generally, each offering will be for a period of twenty-four months as determined by the Company's board of directors. There are four six-month purchase periods in each offering period for contributions to be made and to be converted into shares at the end of the purchase period. In no event may an employee purchase more than 2,500 shares per purchase period based on the closing price on the first trading date of an offering period or more than $25,000 worth of stock during each calendar year. The purchase price is 85% of the lesser of the market price of the stock at the first trading date of an offering period or any purchase date during an offering period (June 30 or December 31).

The ESPP authorizes the issuance of 400,000 shares of common stock pursuant to purchase rights granted to employees. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code of 1986. The first offering period commenced on January 1, 2016 and will end on December 31, 2017. As of March 31, 2016, no shares of common stock have been purchased under the ESPP.

The Company estimates the fair value of shares issued to employees under the ESPP using the Black-Scholes-Merton option-pricing model. The following weighted average assumptions were used in the calculation of fair value of shares under the ESPP at the grant date:

SEASPINE HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2016
Expected dividend yield	0%
Risk-free interest rate	0.7%
Expected volatility	32.4%
Expected term (in years)	1.3

9. LEASES

The Company leases administrative, manufacturing, research, and distribution facilities and various manufacturing, office and transportation equipment through operating lease agreements. Future minimum lease payments under these operating leases at March 31, 2016 are as follows:

Payments Due by Calendar Year
(In thousands)
2016	$1,777
2017	2,177
2018	2,208
2019	2,262
2020	2,317
Thereafter	12,160
Total minimum lease payments	$22,901

Total rental expense for the three months ended March 31, 2016 and 2015 was $0.8 million and $0.6 million, respectively.

10. INCOME TAXES
The following table provides a summary of the Company’s effective tax rate for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015

Reported tax rate	0.2%	(9.5)%

The Company reported income tax expense for the three months ended March 31, 2015 related to the taxable income generated by its U.S. subsidiary that was not part of the U.S. consolidated tax group as of March 31, 2015. As such, despite the reported losses before income taxes in those periods, the taxable income generated by such U.S. subsidiary was not allowed to be offset against the taxable losses generated by its other U.S. subsidiaries through August 31, 2015. Effective September 1, 2015, the Company made an election that will allow it to offset any future taxable losses generated by its U.S. subsidiaries against any future taxable income generated by its U.S. subsidiaries. In addition, for all periods presented, the pretax losses incurred by the consolidated U.S. tax group received no corresponding tax benefit because we have concluded that it is more likely than not that the Company will be unable to realize the value of any resulting deferred tax assets. The Company will continue to assess its position in future periods to determine if it is appropriate to reduce a portion of its valuation allowance in the future.

The income tax provision in the consolidated statements of operations for periods prior to the spin-off was calculated using the separate return method, as if the Company had filed a separate tax return and operated as a stand-alone business. However, because Integra historically generated taxable income in excess of the Company’s pretax losses incurred prior to the spin-off and all of the Company’s U.S. subsidiaries that incurred these pretax losses were included in Integra’s U.S. consolidated tax group, those pretax losses were more than offset by Integra’s taxable income. Therefore, there were no U.S. net operating losses available to the Company for future use at the date of the spin-off.

SEASPINE HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. COMMITMENTS AND CONTINGENCIES
In consideration for certain technology, manufacturing, distribution, and selling rights and licenses granted to the Company, the Company has agreed to pay royalties on sales of certain products sold by the Company. The royalty payments that the Company made under these agreements were included on the interim condensed consolidated statements of operations as a component of cost of goods sold.
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
Revenue, net consisted of the following:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Orthobiologics	$16,658	$16,028
Spinal fusion hardware	14,741	16,286
Total revenue, net	$31,399	$32,314

The Company attributes revenues to geographic areas based on the location of the customer. Total revenue by major geographic area consisted of the following:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
United States	$28,544	$29,362
International	2,855	2,952
Total revenue, net	$31,399	$32,314

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis refers to and should be read in conjunction with the condensed consolidated financial statements and the corresponding notes included elsewhere in this report. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The matters discussed in these forward-looking statements are subject to risk and uncertainties that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. Such risks and uncertainties may also give rise to future claims and increase exposure to contingent liabilities. Please see the “Risk Factors” section included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 for a discussion of the uncertainties, risks and assumptions associated with these statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
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

•	existing and future regulations affecting our business, both in the United States and internationally, and enforcement of those regulations;

•	anticipated demand for our products and our ability to produce our products in sufficient quantities to meet customer demand;

•	our ability to manage timelines and costs related to manufacturing our products;

•	our ability to maintain and expand our marketing and sales networks and the costs related thereto;

•	our ability to successfully develop new products and the costs associated with designing and developing those new products;

•	our ability to support the safety and efficacy of our products with long-term clinical data;

•	our ability to obtain additional debt and equity financing to fund capital expenditures and working capital requirements and acquisitions;

•	our dependence on a limited number of third-party suppliers for components and raw materials;

•	our ability to protect our intellectual property, including unpatented trade secrets, and to operate without infringing or misappropriating the proprietary rights of others;

•	our ability to complete acquisitions, integrate operations post-acquisition and maintain relationships with customers of acquired entities; and

•	other risk factors described in the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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
The consolidated financial statements for periods prior to the spin-off included the attribution of certain assets and liabilities that were historically held at the Integra corporate level but which were specifically identified or attributable to us. However, cash held by Integra was not attributed to us. Integra’s debt and related interest expense also were not allocated to us for any of the periods presented since we were not the legal obligor of the debt and Integra’s borrowings were not directly attributable to us. Integra managed cash centrally and substantially all cash generated by our business through May 4, 2015, the date we implemented a separate enterprise resource planning ("ERP") system for SeaSpine, was assumed to be remitted to Integra. All significant related party transactions between us and Integra were included in the consolidated financial statements and, prior to the spin-off, were considered to be effectively settled for cash at the time the transaction was recorded, with the exception of the purchases from Integra of Mozaik raw materials and finished goods. Prior to the spin-off, SeaSpine purchased a portion of raw materials and finished goods from Integra for the Mozaik family of products, and SeaSpine contract manufactured certain finished goods for Integra. The total net effect of the settlement of the transactions considered to be effectively settled for cash was reflected in the consolidated statements of cash flows as a financing activity and in the consolidated balance sheet as Integra net investment.
Our consolidated statements of operations included our direct expenses for cost of goods sold, research and development, sales and marketing, distribution, and administration as well as allocations of expenses arising from shared services and infrastructure provided by Integra to us, such as costs of information technology, including the costs of a multi-year global Enterprise Resource Planning ("ERP") implementation, accounting and legal services, real estate and facilities, corporate advertising, insurance services and related treasury, and other corporate and infrastructure services. In addition, other costs allocated to us include restructuring costs, share-based compensation expense and retirement plan expenses related to Integra’s corporate and shared services employees. These operating expenses were allocated to us using estimates that we considered to be a reasonable reflection of the utilization of services provided to or benefits received by us. The allocation methods include pro-rata basis of revenue, standard cost of sales or other measures.

Integra continues to provide some of the services related to these functions to us after the spin-off on a transitional basis for a fee under a transition services agreement. We incurred $0.1 million of transition service fees from Integra in the three months ended March 31, 2016. In addition, costs associated with supply agreements with Integra for our Mozaik product line are at materially different terms than those that were incurred while the business was part of Integra. Also, we are incurring costs as an independent, publicly-traded company that are different from the costs historically allocated to us by Integra.

Subsequent to the spin-off, our financial statements as of and for the three months ended March 31, 2016 are presented on a consolidated basis, as we became a separate publicly-traded company on July 1, 2015.
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

We report revenue in two product categories: orthobiologics and spinal fusion hardware. Our orthobiologics products consist of a broad range of advanced and traditional bone graft substitutes that are designed to improve bone fusion rates following a wide range of orthopedic surgeries, including spine, hip, and extremities procedures. Our spinal fusion hardware portfolio consists of an extensive line of products to facilitate spinal fusion in minimally invasive surgery, complex spine, deformity and degenerative procedures.
Our U.S. sales organization consists of regional business managers who oversee a broad network of orthobiologics sales specialists and independent orthobiologics and spinal fusion hardware sales agents, to whom we consign and loan our products and pay commissions based on the sales of our products that they generate. These sales are generated by building and maintaining relationships with the neurosurgeons and orthopedic spine surgeons who use our products in surgeries or from the hospitals that order our products directly. Our international sales organization is composed of a sales management team that oversees a network of independent orthobiologics and spinal fusion hardware stocking distributors in over 30 countries that purchase products directly from us and independently sell them. For the three months ended March 31, 2016, international sales accounted for approximately 9% of our revenue. Our policy is not to sell our products through or participate in physician-owned distributorships.
We expect to continue to incur losses in the foreseeable future as we further invest in the expansion of our business, primarily in sales, marketing and research and development, and from the general and administrative expenses we expect to incur due to our operation as an independent, publicly-traded company.
As of March 31, 2016, we had 305 employees.

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
We entered into certain supply agreements with Integra, pursuant to which Integra provides us with certain raw materials and we will provide each other with finished product for further sale in the operation of each other’s business. These supply agreements reflect new pricing compared to our historical related party arrangements prior to the spin-off.
Cost of Goods Sold
Cost of goods sold primarily consists of the costs of finished goods purchased directly from third parties and raw materials used in the manufacture of our products, plant and equipment overhead, labor costs, packaging costs, amortization of technology-related intangible assets and freight. The majority of our orthobiologics products are designed and manufactured internally. The cost of human tissue and fixed manufacturing overhead costs are significant drivers of the costs of goods sold and consequently our orthobiologics products, at current production volumes, generate lower gross margin than our spinal fusion hardware products. We rely on third-party suppliers to manufacture our spinal fusion hardware products, and we assemble them into surgical sets in-house, part of which, beginning in the fourth quarter of 2016, will be outsourced to a third party logistics provider. Other costs included in cost of goods sold include royalties, shipping, inspection and charges for expired, excess and obsolete inventory. We expect our cost of goods sold to continue to increase in absolute dollars as our sales volume increases over time.

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
Intangible Amortization
Our intangible amortization, including the amounts reported in cost of goods sold, consists of acquisition-related amortization and impairments related to product discontinuations. We expect total annual amortization expense (including amounts reported in cost of goods sold) to be approximately $7.0 million in 2016, $5.8 million in 2017, $5.5 million in 2018, $4.8 million in 2019 and $4.0 million in 2020.
Other Income (Expense), Net
Other income (expense), net consists of non-operating items such as interest income and expense, and foreign exchange transaction gains and losses on related party transactions and balances.

RESULTS OF OPERATIONS

	Three Months Ended March 31,
(In thousands, except percentages)	2016	2015
Total revenue, net	$31,399	$32,314
Cost of goods sold	14,283	12,601
Gross profit	17,116	19,713
Gross margin	54.5%	61.0%
Operating expenses:
Selling, general and administrative	25,374	25,051
Research and development	2,753	1,582
Intangible amortization	1,281	1,397
Total operating expenses	29,408	28,030
Operating loss	(12,292)	(8,317)
Other income (expense), net	258	(721)
Loss before income taxes	(12,034)	(9,038)
Provision (benefit) for income taxes	(27)	860
Net loss	$(12,007)	$(9,898)

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015
Revenue
Total revenue, net decreased for the three months ended March 31, 2016 by $0.9 million, or 3%, to $31.4 million compared to $32.3 million for the same period in 2015.

	Three Months Ended March 31,
	2016	2015
	(In millions)

Orthobiologics	$16.7	$16.0
% of total revenue, net	53%	50%
Spinal Fusion Hardware	14.7	16.3
% of total revenue, net	47%	50%
Total revenue, net	$31.4	$32.3
Orthobiologics revenues totaled $16.7 million for the three months ended March 31, 2016, an increase of 4% from the same period in 2015. Sales in the United States increased 5% to $14.9 million in the three months ended March 31, 2016 compared to the same period in 2015, primarily because of increased demand for demineralized bone matrix products, especially our third-generation products and a recently launched product. This growth was somewhat offset by lower sales of our synthetic orthobiologics products in the United States. International orthobiologics revenues totaled $1.8 million in the three months ended March 31, 2016, roughly flat as compared to the same period in 2015. The recent increases in production capacity and output have alleviated supply shortages in our third-generation demineralized bone matrix products.
Spinal fusion hardware revenues totaled $14.7 million for the three months ended March 31, 2016, a decrease of 10% from the same period in 2015. The decrease was primarily due to lower sales in the United States. The U.S. hardware portfolio continued to face mid-single digit pricing pressures and lower demand for our older spinal fusion hardware products, particularly in our thoracolumbar systems. We expect sales of the new and recently launched products to continue to accelerate in 2016 and to offset the anticipated continued decline in sales of our older spinal fusion hardware product lines by the second half of the year. Sales of our spinal hardware fusion products internationally totaled $1.1 million in the three months ended March 31, 2016, roughly flat compared to the same period in 2015.

The following table sets forth our total revenue, net by geography for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
	2016	2015
	(In millions)
United States	$28.5	$29.4
International	2.9	2.9
Total revenue, net	$31.4	$32.3
Cost of Goods Sold and Gross Margin
Cost of goods sold for the three months ended March 31, 2016 increased $1.7 million to $14.3 million compared to the same period in 2015. Gross margin was 54.5% for the three months ended March 31, 2016 and 61.0% for the three months ended March 31, 2015. The decrease in gross margin was mainly driven by a $2.5 million provision for excess and obsolete inventories and by a higher percentage of sales for the three months ended March 31, 2016 being derived from orthobiologics products, which generally carry a lower margin than the spinal hardware products. During the three months ended March 31, 2016, we recorded a $1.7 million provision for excess and obsolete orthobiologics inventory related to a portion of our matched-donor cancellous bone raw material on hand. This charge resulted from the repurposing of a large portion of our matched-donor cortical bone raw material that has historically been used in production with the matched-donor cancellous bone raw material.  The repurposing of the cortical bone raw materials for other production needs is expected to reduce our future purchases of cortical bone raw materials by more than $3.5 million over the next two years. The quantities on hand of the now unmatched cancellous bone raw material far exceeds the anticipated volumes that will be consumed in future production needs such that its shelf life is expected to expire before it would be consumed.
The higher costs were partially offset by total lower manufacturing costs in 2016 resulting from increased production volumes and more efficient production of our orthobiologics product portfolio, and the absence of $0.2 million of allocation expenses from Integra that were reported for the three months ended March 31, 2015. Cost of goods sold included $0.7 million of amortization for technology-based intangible assets in the three months ended March 31, 2016 and 2015.
Selling, General and Administrative
SG&A expenses increased $0.3 million to $25.4 million for the three months ended March 31, 2016 compared to the same period in 2015. The increase in SG&A expenses was mainly driven by an approximately $9.6 million increase in direct operating expenses, including higher salary costs due to increased sales, marketing and administrative headcount and the hiring of an executive management team, and increased costs associated with being an independent, publicly-traded company, such as higher stock-based compensation expense and increased audit, insurance, and information technology-related fees, and $0.1 million of fees incurred under a transition services agreement with Integra. Many of these operating expenses were previously represented in the allocation from Integra.
These increases were offset by the absence of $4.2 million of allocation expense, $4.9 million of nonrecurring global ERP implementation and spin-off related charges, and $0.3 million of medical device excise tax that were reported for the three months ended March 31, 2015. The Consolidated Appropriations Act, 2016 includes a two year moratorium on the medical device excise tax imposed by Section 4191 of the Internal Revenue Code of 1986. Thus, the medical device excise tax does not apply to the sale of a taxable medical device by the manufacturer, producer, or importer of the device during the period beginning on January 1, 2016, and ending on December 31, 2017.
Research and Development
R&D expenses increased $1.2 million to $2.8 million, or 9% of revenue, for the three months ended March 31, 2016 compared to the same period in 2015. The increase was primarily driven by higher compensation costs due to an increase in headcount, and higher external costs related to product development and clinical studies, offset by the absence of $0.1 million of allocation expense from Integra that was reported for the three months ended March 31, 2015. In 2016, we plan to increase our investment in R&D to between 7%-9% of revenues as we continue to add personnel and accelerate the design and commercialization of new products to expand our product portfolio and conduct additional clinical activities.

Intangible Amortization

Intangible amortization expense, excluding $0.7 million of reported in cost of goods sold for technology-based intangible assets, decreased $0.1 million to $1.3 million for the three months ended March 31, 2016 compared to the same period in 2015, primarily due to non-compete agreements that were fully amortized during the second quarter of 2015.
Other Income (Expense), Net
Other income (expense), net increased $1.0 million to $0.3 million for the three months ended March 31, 2016 compared to the same period in 2015, primarily due to the positive impact of foreign exchange rates.
Income Taxes

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Loss before income taxes	$(12,034)	$(9,038)
Provision (benefit) for income taxes	(27)	860
Effective tax rate	0.2%	(9.5)%

Our effective tax rates were primarily driven by pretax losses incurred by our consolidated U.S. tax group that received no corresponding tax benefit because it is more likely than not that we will be unable to realize the value of any resulting deferred tax assets.

We reported income tax expense for the three months ended March 31, 2015 related to the taxable income generated by our U.S. subsidiary that was not part of the U.S. consolidated tax group as of August 31, 2015. As such, despite the reported losses before income taxes in those periods, the taxable income generated by such U.S. subsidiary was not allowed to be offset against the taxable losses generated by our other U.S. subsidiaries through August 31, 2015. Effective September 1, 2015, we made an election that allows us to offset any future taxable losses generated by our U.S. subsidiaries against any future taxable income generated by its U.S. subsidiaries. In addition, for all periods presented, the pretax losses incurred by the consolidated U.S. tax group received no corresponding tax benefit because we have concluded that it is more likely than not that we will be unable to realize the value of any resulting deferred tax assets.

The income tax provision in the combined statements of operations for periods prior to the spinoff was calculated using the separate return method, as if we had filed a separate tax return and operated as a stand-alone business. However, because Integra historically generated taxable income in excess of our pretax losses incurred prior to the spinoff and all of our U.S. subsidiaries that incurred these pretax losses were included in Integra’s U.S. consolidated tax group, those pretax losses were more than offset by Integra’s taxable income. Therefore, there were no U.S. net operating losses available to us for future use at the date of the spin-off.

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

Loss before income taxes includes the following special charges recorded in SG&A Expenses:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Global ERP implementation charges	—	$95
SeaSpine spin-off related charges	—	4,847
Transition services agreement charges	135	—
Total	$135	$4,942
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

We believe that our cash and cash equivalents on hand, and the maximum $30.0 million borrowing capacity that we have under a credit facility that we entered into in December 2015, will be sufficient to fund our operations for at least the next twelve months.
Cash and Cash Equivalents
We had cash and cash equivalents totaling approximately $28.6 million and $33.4 million at March 31, 2016 and December 31, 2015, respectively.
Cash Flows

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Net cash (used in) provided by operating activities	$(4,191)	$608
Net cash used in investing activities	(983)	(3,571)
Net cash (used in ) provided by financing activities	(2)	2,962
Effect of exchange rate changes on cash and cash equivalents	349	(3)
Net decrease in cash and cash equivalents	$(4,827)	$(4)

Net Cash Flows (Used in) Provided by Operating Activities
Operating cash outflows for the three months ended March 31, 2016 increased by $4.8 million compared to the three months ended March 31, 2015. Among the changes in working capital, accounts payable and accrued expenses used $7.2 million more cash, purchases of inventory used $1.9 million more cash, offset by $1.3 million more cash provided by prepaid insurance and other assets.

Net Cash Flows Used in Investing Activities
Net cash used in investing activities was $1.0 million for the three months ended March 31, 2016 compared to $3.6 million for the three months ended March 31, 2015. The decreased use of cash was primarily attributable to the completion of implementing a global ERP system during the second quarter of 2015.
Net Cash Flows (Used in) Provided by Financing Activities
The net cash provided by financing activities of $3.0 million for the three months ended March 31, 2015 was investment received from Integra.

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

We will also pay an annual unused line fee in an amount equal to 0.375% times the unused Credit Facility amount. The unused line fee is due and payable on the first day of each month. At March 31, 2016, there was $0.4 million outstanding under the Credit Facility. Debt issuance costs and legal fees related to the financing totaling $0.4 million were recorded as a deferred asset and are subsequently being amortized ratably over the term of the Credit Facility.

The Credit Facility contains various customary affirmative and negative covenants agreed to by us, including prohibiting us from incurring indebtedness without the lender’s consent. The Credit Facility also includes a financial covenant that requires us to maintain a minimum fixed charge coverage ratio of 1.10 to 1.00 for the applicable measurement period if our Total Liquidity (as defined in the Credit Facility) is less than $5.0 million. We were in compliance with all such covenants at March 31, 2016.

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
Off-Balance Sheet Arrangements
There were no off-balance sheet arrangements as of March 31, 2016 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our business.
Contractual Obligations and Commitments
As of March 31, 2016, we were obligated to pay the following amounts under various agreements:

		Payments Due by Calendar Year
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In millions)
Employment Agreements	$1.5	$0.4	$1.1	$—	$—
Operating Leases	22.9	1.8	4.4	4.6	12.1
Purchase Obligations	7.4	7.4	—	—	—
Credit Facility	0.4	—	0.4	—	—
Other	2.2	0.3	0.9	1.0	—
Total	$34.4	$9.9	$6.8	$5.6	$12.1
Excluded from the table is the liability for uncertain tax benefits, including interest and penalties, totaling approximately $0.3 million. This liability for uncertain tax benefits has been excluded because we cannot make a reliable estimate of the period in which such liability may be realized. "Other" includes minimum royalties and milestone payments for certain license agreements.

Other Matters
Critical Accounting Estimates
The critical accounting estimates disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the SEC have not materially changed.
Recently Issued Accounting Pronouncements
Information regarding new accounting pronouncements is included in Note 2, "Summary of Significant Accounting Policies," to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks, including changes in foreign currency exchange rates and interest rates that could adversely affect our results of operations and financial condition.
Foreign Currency Exchange Risk

We operate on a global basis and are exposed to the risk that changes in foreign currency exchange rates could adversely affect our financial condition, results of operations and cash flows. We generate revenues outside the United States in multiple foreign currencies including euros, British pounds, Swiss francs and New Zealand dollars, and in U.S. dollar-denominated transactions conducted with customers who generated revenue in currencies other than the U.S. dollar. We also incur operating expenses in euros. As a result, changes in the exchange rates of any such foreign currency vs. the U.S. dollar may affect our revenues, gross profits and net loss and may also affect the book value of our assets and the amount of stockholders’ equity. We cannot predict the consolidated effects of exchange rate fluctuations upon our future operating results because of the variability of foreign currency exposure in our revenues and operating expenses and the potential volatility of currency exchange rates.
Interest Rate Risk

Our primary exposure to market risk is interest expense and interest income sensitivity, which is affected by changes in the general level of U.S. interest rates.

Our cash and cash equivalents as of December 31, 2015 consisted of cash and a bank deposit sweep. We are exposed to market risk related to fluctuations in interest rates and market prices. We currently do not hedge interest rate exposure. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our financial condition or results of operation.

We had outstanding borrowings under the Credit Facility of $0.4 million as of March 31, 2016. Interest expense is accrued at an annual variable interest rate which is equal to the greatest of (a) the Federal Funds Rate plus ½%, (b) the LIBOR Rate (which rate shall be calculated based upon an interest period of 1 month and shall be determined on a daily basis), plus 1 percentage point, and (c) the rate of interest announced within Wells Fargo at its principal office in San Francisco as its “prime rate.” A hypothetical 100 basis point change in interest rates would not be expected to have a material effect on our net loss for the period or cash flows.

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

ITEM 1A. RISK FACTORS
The Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the SEC have not materially changed.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

*10.1	Amended and Restated SeaSpine Holdings Corporation Non-Employee Director Compensation Program, effective March 30, 2016.

*31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*†101.INS	XBRL Instance Document

*†101.SCH	XBRL Taxonomy Extension Schema Document

*†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*†101.DEF	XBRL Definition Linkbase Document

*†101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

*†101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

† The financial information of SeaSpine Holdings Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 filed on May 16, 2016 formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations, (ii) Condensed Combined Statements of Comprehensive Loss, (iii) the Condensed Consolidated Balance Sheets, (iv) Parenthetical Data to the Condensed Consolidated Balance Sheets, (v) the Condensed Consolidated Statements of Cash Flows, (vi) the Condensed Consolidated Statement of Equity, and (vii) Notes to Unaudited Condensed Consolidated Financial Statements, is furnished electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEASPINE HOLDINGS CORPORATION

Date:	May 16, 2016	/s/ Keith C. Valentine
Keith C. Valentine
President and Chief Executive Officer

Date:	May 16, 2016	/s/ John J. Bostjancic
John J. Bostjancic
Chief Financial Officer

Exhibits
*10.1	Amended and Restated SeaSpine Holdings Corporation Non-Employee Director Compensation Program, effective March 30, 2016.

*31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*†101.INS	XBRL Instance Document

*†101.SCH	XBRL Taxonomy Extension Schema Document

*†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*†101.DEF	XBRL Definition Linkbase Document

*†101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

*†101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

† The financial information of SeaSpine Holdings Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 filed on May 16, 2016 formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations, (ii) Condensed Combined Statements of Comprehensive Loss, (iii) the Condensed Consolidated Balance Sheets, (iv) Parenthetical Data to the Condensed Consolidated Balance Sheets, (v) the Condensed Consolidated Statements of Cash Flows, (vi) the Condensed Consolidated Statement of Equity, and (vii) Notes to Unaudited Condensed Consolidated Financial Statements, is furnished electronically herewith.