Form 10-Q
period 2016-06-30
SeaSpine Holdings Corp
filed 2016-08-10
CIK 1637761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016
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

The number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of August 2, 2016 was 11,205,791.

SEASPINE HOLDINGS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SEASPINE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Total revenue, net	$33,201	$33,461	$64,600	$65,775
Cost of goods sold	13,930	14,506	28,213	27,107
Gross profit	19,271	18,955	36,387	38,668
Operating expenses:
Selling, general and administrative	26,989	31,660	52,363	56,711
Research and development	3,181	2,027	5,934	3,609
Intangible amortization	1,281	1,357	2,562	2,754
Total operating expenses	31,451	35,044	60,859	63,074
Operating loss	(12,180)	(16,089)	(24,472)	(24,406)
Other income (expense), net	(232)	(51)	26	(772)
Loss before income taxes	(12,412)	(16,140)	(24,446)	(25,178)
Provision (benefit) for income taxes	(429)	1,545	(456)	2,405
Net loss	$(11,983)	$(17,685)	$(23,990)	$(27,583)
Net loss per share, basic and diluted	$(1.07)	$(1.60)	$(2.15)	$(2.50)
Weighted average shares used to compute basic and diluted net loss per share	11,179	11,048	11,173	11,048

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEASPINE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(11,983)	$(17,685)	$(23,990)	$(27,583)
Other comprehensive (loss) income
Foreign currency translation adjustments	(104)	349	86	412
Comprehensive loss	$(12,087)	$(17,336)	$(23,904)	$(27,171)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEASPINE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except par value data)

	June 30, 2016	December 31, 2015

ASSETS
Current assets:
Cash and cash equivalents	$22,987	$33,429
Trade accounts receivable, net of allowances of $559 and $764	22,840	25,326
Inventories	48,293	51,271
Prepaid expenses and other current assets	2,217	3,696
Total current assets	96,337	113,722
Property, plant and equipment, net	21,858	21,958
Intangible assets, net	35,722	39,632
Other assets	1,109	1,077
Total assets	$155,026	$176,389
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable, trade	$10,784	$13,689
Accrued compensation	4,101	4,177
Accrued commissions	4,468	4,227
Accrued expenses and other current liabilities	5,111	3,942
Total current liabilities	24,464	26,035
Long-term borrowings under credit facility	395	328
Other liabilities	2,918	2,687
Total liabilities	27,777	29,050

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value; 15,000 authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 60,000 authorized; 11,208 shares issued and outstanding at June 30, 2016, and 11,102 shares issued and outstanding at December 31, 2015	112	111
Additional paid-in capital	177,599	173,786
Accumulated other comprehensive income	1,477	1,391
Accumulated deficit	(51,939)	(27,949)
Total stockholders' equity	127,249	147,339
Total liabilities and stockholders' equity	$155,026	$176,389

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEASPINE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2016	2015

OPERATING ACTIVITIES:
Net loss	$(23,990)	$(27,583)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,248	5,892
Spinal hardware instrument replacement expense	760	496
Impairment of spinal hardware instruments	672	—
Provision for excess and obsolete inventories	3,652	1,439
Amortization of debt issuance costs	71	—
Deferred income tax benefit	(88)	—
Stock-based compensation	3,587	197
Allocation of non-cash charges from Integra	—	587
Changes in assets and liabilities
Accounts receivable	2,524	(351)
Inventories	(9)	(4,590)
Prepaid expenses and other current assets	1,481	(581)
Other non-current assets	5	1,213
Income taxes payable	—	90
Accounts payable, accrued expenses and other current liabilities	(2,626)	(420)
Other non-current liabilities	213	(104)
Net cash used in operating activities	(7,500)	(23,715)
INVESTING ACTIVITIES:
Purchases of property and equipment	(3,446)	(7,067)
Net cash used in investing activities	(3,446)	(7,067)
FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	356	—
Other financing activity	(2)	—
Integra net investment prior to the spin-off	—	43,149
Net cash provided by financing activities	354	43,149
Effect of exchange rate changes on cash and cash equivalents	150	(2)
Net change in cash and cash equivalents	(10,442)	12,365
Cash and cash equivalents at beginning of period	33,429	652
Cash and cash equivalents at end of period	$22,987	$13,017
Non-cash financing activities:
Settlement of related-party payable to Integra net investment	$—	$29,022
Non-cash investing activities:
Property and equipment in liabilities	$1,453	$531

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEASPINE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)
(In thousands)

	Common Stock		Additional	Accumulated Other		Total
	Number of		Paid-In	Comprehensive	Accumulated	Stockholder's
	Shares	Amount	Capital	Income	Deficit	Equity
Balance December 31, 2015	11,102	$111	$173,786	$1,391	$(27,949)	$147,339
Net loss	—	—	—	—	(23,990)	(23,990)
Foreign currency translation adjustment	—	—	—	86	—	86
Restricted stock awards issued	75	1	(1)	—	—	—
Issuance of common stock under employee stock purchase plan	40	—	356	—	—	356
Restricted stock awards forfeited	(9)	—	(129)	—	—	(129)
Stock-based compensation	—	—	3,587	—	—	3,587
Balance June 30, 2016	11,208	$112	$177,599	$1,477	$(51,939)	$127,249

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company prepared the unaudited interim condensed consolidated financial statements included in this report in accordance with accounting principles generally accepted in the U.S. (“GAAP”). For periods prior to the spin-off, the Company’s consolidated financial statements were prepared on a stand-alone basis and derived from Integra's consolidated financial statements and accounting records related to its orthobiologics and spinal fusion hardware business. The Company relied on Integra for a significant portion of its operational and administrative support. The consolidated financial statements for all periods prior to the spin-off included allocations of certain Integra corporate expenses, including information technology resources and support; finance, accounting, and auditing services; real estate and facility management services; human resources activities; certain procurement activities; treasury services, legal advisory services and costs for research and development. These costs were allocated to the Company on the basis of direct usage when identifiable, with the remainder allocated on a pro-rata basis of revenue, standard costs of sales, or other measures.
Integra used a centralized approach to cash management and financing of its operations and substantially all cash generated by the Company through May 4, 2015, the date the Company implemented a separate enterprise resource planning system for SeaSpine, was assumed to be remitted to Integra. Prior to the spin-off, cash management and financing transactions relating to the Company were accounted for through the Integra invested equity account. Accordingly, none of the Integra cash and cash equivalents at the corporate level were assigned to SeaSpine in the consolidated financial statements. Integra’s debt and related interest expense were not allocated to SeaSpine for any of the periods presented since the Company was not the legal obligor of the debt and Integra’s borrowings were not directly attributable to SeaSpine.
Subsequent to the spin-off, the Company’s financial statements are presented on a consolidated basis, as the Company became a separate publicly-traded company on July 1, 2015. In the opinion of management, the June 30, 2016 unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows of the Company. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K filed with the SEC. The Company performs its operational and administrative support using internal resources and purchased services, some of which have been provided by Integra for a fee pursuant to a transition services agreement.
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

In April 2015, the FASB issued Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. The new standard requires debt issuance costs to be presented on the balance sheet as a direct reduction of the carrying value of the associated debt liability, consistent with the presentation of debt discounts. The recognition and measurement requirements did not change as a result of this guidance. The standard is effective for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016, and requires a retrospective application. The guidance in Accounting Standards Update ("ASU") 2015-03 does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. In August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. Under the new standard, the SEC staff will not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The implementation of the amended guidance did not have an impact on current disclosures in our financial statements.

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

In April 2016, the FASB issued Update No. 2016-10, Revenue from Contracts with Customers (Topic 606)- Identifying Performance Obligations and Licensing. The amendments in this Update do not change the core principle of the guidance in Topic 606 stated in Update No. 2014-09. Rather, they clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. The new standard will be effective for the Company on January 1, 2018. The Company is in the process of evaluating the impact of this standard on its financial statements.

In May 2016, the FASB issued Update No. 2016-11, Revenue Recognition (Topic 605) and Derivative and Hedging (Topic 815). This Update rescinds certain SEC Staff Observer Comments that are codified in Topic 605, Revenue Recognition, and Topic 932, Extract Activities - Oil and Gas, upon adoption of Topic 606, Revenue from Contracts with Customers. Specifically, registrants should not rely on the following SEC Staff Observer comments: a. Revenue and Expense Recognition for Freight Services in Process; b. Accounting for Shipping and Handling Fees and Costs; c. Accounting for Consideration Given by a Vendor to a Customer (including Reseller of the Vendor’s Products); d. Accounting for Gas-Balancing Arrangements (that is, use of the “entitlements method”). The new standard will be effective for the Company upon adoption of Topic 606 on January 1, 2018. The Company is in the process of evaluating the impact of this standard on its financial statements.

In May 2016, the FASB issued Update No. 2016-12, Revenue from Contracts with Customers (Topic 606)- Narrow-Scope Improvements and Practical Expedients. The amendments in this Update do not change the core principle of the guidance in Topic 606 stated in Update No. 2014-09. Rather, they address certain issues identified by the Transition Resource Group for Revenue Recognition in the guidance on assessing collectability, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition. The new standard will be effective for the Company on January 1, 2018. The Company is in the process of evaluating the impact of this standard on its financial statements.

Net Loss Per Share

For periods prior to the spin-off, basic and diluted net loss per share was calculated based on the approximately 11.0 million shares of SeaSpine common stock that were distributed to Integra shareholders on July 1, 2015. For periods subsequent to the spin-off, basic and diluted net loss per share was calculated using the weighted-average number of shares of common stock outstanding during the period. The weighted average number of shares used to compute diluted net loss per share excludes any assumed exercise of stock options, and any assumed issuance of common stock under restricted stock units as the effect would be antidilutive. Common stock equivalents of 2.8 million shares for the three and six months ended June 30, 2016 were excluded from the calculation because of their antidilutive effect.

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

3. CREDIT AGREEMENT

SEASPINE HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

On December 24, 2015, the Company entered into a three-year credit facility (the "Credit Facility") with Wells Fargo Capital Finance. The Credit Facility provides an asset-backed revolving line of credit of up to $30.0 million in borrowing capacity with a maturity date of December 24, 2018, which maturity date is subject to a one-year extension at the Company's election. In connection with the Credit Facility, the Company was required to become guarantors and to provide a security interest in substantially all its assets for the benefit of the counterparty.

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

The Company will also pay an unused line fee in an amount equal to 0.375% per annum of the unused Credit Facility amount. The unused line fee is due and payable on the first day of each month. At June 30, 2016, there was $0.4 million outstanding under the Credit Facility. Debt issuance costs and legal fees related to the Credit Facility totaling $0.4 million were recorded as a deferred asset and are being amortized ratably over the term of the arrangement.

The Credit Facility contains various customary affirmative and negative covenants, including prohibiting the Company from incurring indebtedness without the lender’s consent. The Credit Facility also includes a financial covenant that requires the Company to maintain a minimum fixed charge coverage ratio of 1.10 to 1.00 for the applicable measurement period, if the Company's Total Liquidity (as defined in the Credit Facility) is less than $5.0 million. The Company was in compliance with all applicable covenants at June 30, 2016.

The Credit Facility also includes customary events of default, including events relating to non-payment of amounts due under the Credit Facility, material inaccuracy of representations and warranties, violation of covenants, bankruptcy and insolvency, failure to comply with health care laws, violation of certain of the Company’s existing agreements, and the occurrence of a change of control. Under the Credit Facility, if an event of default occurs, Wells Fargo Capital Finance will have the right to terminate the commitments and accelerate the maturity of any loans outstanding.

4. TRANSACTIONS WITH INTEGRA
Related-party Transactions
Prior to the spin-off, and pursuant to certain supply agreements subsequent to the spin-off, SeaSpine purchased a portion of raw materials and finished goods from Integra for the Company's Mozaik family of products, and SeaSpine contract manufactured certain finished goods for Integra. The Company's purchases of raw materials and Mozaik product finished goods from Integra for the three months ended June 30, 2016 and 2015 totaled $0.5 million and $1.4 million, respectively, and for the six months ended June 30, 2016 and 2015 totaled $1.0 million and $2.5 million, respectively. The Company's sale of finished goods sold to Integra under its contract manufacturing arrangement for both the three and six months ended June 30, 2016 totaled $0.2 million, and such sale was immaterial for the three and six months ended June 30, 2015. As of June 30, 2016, $0.3 million was due from Integra and recorded as Trade Accounts Receivable.
Pursuant to a transition services agreement, Integra and SeaSpine will provide certain services following the spin-off, and Integra and SeaSpine will indemnify each other against certain liabilities arising from their respective businesses. Under this agreement, Integra provides us with certain support functions, including information technology, accounting and other financial functions, regulatory affairs and quality assurance, human resources and other administrative support. The Company incurred approximately $0.1 million and $0.3 million of expenses under the agreement for the three and six months ended June 30, 2016, respectively, all of which was unpaid at June 30, 2016. Integra collects certain funds from customers on behalf of the Company, of which $0.5 million was due to the Company as of June 30, 2016 and recorded in Other Current Assets.
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

SEASPINE HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

infrastructure services. These allocations are included in the table below. These expenses were allocated to the Company using estimates that the Company considers to be a reasonable reflection of the utilization of services provided to or benefits received from the Company. The allocation methods include pro-rata basis of revenue, standard cost of sales or other measures.

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
	(In thousands)
Cost of goods sold	$244	$488
Selling, general and administrative	4,383	8,633
Research and development	148	253
Total Allocated Costs	$4,775	$9,374

Included in the above amounts are certain non-cash allocated costs, including stock-based compensation. Such amounts were $0.3 million and $0.6 million for the three and six months ended June 30, 2015, respectively. There were no allocated costs for the three and six months ended June 30, 2016.
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
The following table summarizes the components of the net increase in Integra net investment for the six months ended June 30, 2015. The Integra net investment was reclassified to Additional Paid-in Capital in connection with the spin-off.

Six Months Ended June 30, 2015
(In thousands)
Cash pooling and general financing activities (a)	$34,361
Corporate Allocations (excluding non-cash adjustments)	8,788
Total Integra net investment in financing activities within cash flow statement	43,149
Non-cash adjustments (b)	29,806
Foreign exchange impact	291
Net increase in Integra investment	$73,246

(a)	Includes financing activities for capital transfers, cash sweeps and other treasury services.

(b)	Reflects allocation of non-cash charges from Integra, including stock-based compensation and settlement of related-party payable to Integra net investment.

5. INVENTORIES
Inventories consisted of the following:

	June 30, 2016	December 31, 2015
	(In thousands)
Finished goods	$32,285	$29,845
Work in process	12,146	15,574
Raw materials	3,862	5,852
	$48,293	$51,271
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

SEASPINE HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

operations as incurred. The cost of computer software obtained for internal use is accounted for in accordance with the Accounting Standards Codification 350-40, Internal-Use Software.
The cost of purchased spinal hardware instruments which the Company consigns to hospitals and independent sales agents to support surgeries is initially capitalized as construction in progress. The amount is then reclassified to spinal hardware instrument sets and depreciation is initiated when instruments are put together in a newly built set with spinal implants, or directly expensed for the instruments that are used to replace damaged instruments in an existing set. The depreciation expense and direct expense for replacement instruments are recorded in selling, general and administrative expense.
Property, plant and equipment balances and corresponding useful lives were as follows:

	June 30, 2016	December 31, 2015	Useful Lives
	(In thousands)
Leasehold improvement	$6,020	$4,830	Lease Term
Machinery and production equipment	6,530	6,404	3-10 years
Spinal hardware instrument sets	25,450	25,080	5 years
Information systems and hardware	6,972	6,872	3-7 years
Furniture and fixtures	1,194	944	3-5 years
Construction in progress	8,338	8,375
Total	54,504	52,505
Less accumulated depreciation and amortization	(32,646)	(30,547)
Property, plant and equipment, net	$21,858	$21,958

Depreciation and amortization expenses totaled $1.1 million and $0.9 million for the three months ended June 30, 2016 and 2015, respectively, and $2.3 million and $1.8 million for the six months ended June 30, 2016 and 2015, respectively. The cost of purchased instruments used to replace damaged instruments in existing sets and recorded directly to the instrument replacement expense totaled $0.2 million and $0.3 million for the three months ended June 30, 2016 and 2015, respectively, and $0.8 million and $0.5 million for the six months ended June 30, 2016 and 2015, respectively.

7. IDENTIFIABLE INTANGIBLE ASSETS
Identifiable intangible assets are initially recorded at fair value at the time of acquisition generally using an income or cost approach. The Company capitalizes costs incurred to renew or extend the term of recognized intangible assets and amortizes those costs over their expected useful lives.
The components of the Company’s identifiable intangible assets were as follows:

	June 30, 2016
	Weighted Average Life	Cost	Accumulated Amortization	Net
	(Dollars in thousands)
Completed technology	12 years	$31,169	$(20,629)	$10,540
Customer relationships	12 years	56,830	(31,648)	25,182
Trademarks/brand names	—	300	(300)	—
		$88,299	$(52,577)	$35,722

SEASPINE HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	December 31, 2015
	Weighted Average Life	Cost	Accumulated Amortization	Net
	(Dollars in thousands)
Completed technology	12 years	$31,169	$(19,280)	$11,889
Customer relationships	12 years	56,830	(29,087)	27,743
Trademarks/brand names	—	300	(300)	—
		$88,299	$(48,667)	$39,632
Annual amortization expense (including amounts reported in cost of goods sold) is expected to be approximately $7.0 million in 2016, $5.8 million in 2017, $5.5 million in 2018, $4.8 million in 2019 and $4.0 million in 2020. Amortization expense totaled $1.9 million and $2.0 million for the three months ended June 30, 2016 and 2015, respectively, and includes $0.6 million of amortization of product technology-based intangible assets. Amortization expense totaled $3.9 million and $4.1 million for the six months ended June 30, 2016 and 2015, respectively, and includes $1.3 million of amortization of product technology-based intangible assets. The amortization of product technology-based intangible assets is presented by the Company within cost of goods sold.

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
In May 2015, the Company adopted a 2015 Incentive Award Plan (the "2015 Plan"), under which the Company can grant its employees and non-employee directors incentive stock options and non-qualified stock options, restricted stock, performance stock, dividend equivalent rights, stock appreciation rights, stock payment awards and other incentive awards. The Company may issue up to 2,000,000 shares of its common stock under the 2015 Plan. On January 27, 2016, the Company's board of directors approved an amendment and restatement of the 2015 Plan, pursuant to which the share reserve was increased by 300,000 shares over the original share reserve under the 2015 Plan, and on March 30, 2016, the board of directors approved a further amendment and restatement of the 2015 Plan, pursuant to which the share reserve was increased by an additional 1,209,500 shares of common stock. Such amendments were approved by the stockholders of the Company on June 7, 2016. As a result, pursuant to the final amended and restated 2015 Plan (the "Restated Plan"), an aggregate of 1,509,500 additional shares are reserved for issuance under the Restated Plan relative to the share reserve under the 2015 Plan.
Restricted Stock Awards, Restricted Stock Units and Performance Stock Awards
Performance stock awards, restricted stock awards and restricted stock units generally have requisite service periods of three years. Performance stock awards are subject to graded vesting and the Company expenses their fair value over the requisite service period. The Company expenses the fair value of restricted stock awards and restricted stock units on an accelerated basis over the vesting period or requisite service period, whichever is shorter. Stock-based compensation expense related to restricted stock awards, restricted stock units and performance stock awards includes an estimate for forfeitures. The expected forfeiture rate of all equity based compensation is based on historical patterns of the Company’s employees and is estimated to be 10% annually for the three and six months ended June 30, 2016.
During the six months ended June 30, 2016, the Company granted 75,075 shares of restricted stock awards to non-employee directors. As of June 30, 2016, there was approximately $0.8 million of total unrecognized compensation expense related to unvested awards. This cost is expected to be recognized over a weighted-average period of approximately one year.

SEASPINE HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Stock Options

Stock option grants to employees generally have requisite service periods of four years, and stock option grants to non-employee directors generally have a requisite service period of one year. Both are subject to graded vesting. The Company records stock-based compensation expense associated with stock options on an accelerated basis over the various vesting periods within each grant and based on their fair value at the date of grant using the Black-Scholes-Merton option pricing model. The following weighted-average assumptions were used in the calculation of fair value for options grants for the three and six months ended June 30, 2016, respectively:

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Expected dividend yield	0%	0%
Risk-free interest rate	1.2%	1.3%
Expected volatility	38.2%	38.3%
Expected term (in years)	4.8	4.9

The Company considered that it has never paid cash dividends and does not currently intend to pay cash dividends. The risk-free interest rates are derived from the U.S. Treasury yield curve in effect on the date of grant for instruments with a remaining term similar to the expected term of the options. Due to the Company’s limited historical data, the expected volatility is calculated based upon the historical volatility of comparable companies in the medical device industry whose share prices are publicly available for a sufficient period of time. The expected term of "plain vanilla" options is calculated using the simplified method as prescribed by accounting guidance for stock-based compensation. A "plain vanilla" option is an option with the following characteristics: (1) the options are granted at-the-money; (2) exercisability is conditional only on satisfaction of a service condition through the vesting date; (3) employees who terminate their service prior to vesting forfeit the options; (4) employees who terminate their service after vesting are granted limited time to exercise their stock options; and (5) the options are nontransferable and non-hedgeable. The expected term of any other options is based on disclosures from similar companies with similar grants. In addition, the Company applies an expected forfeiture rate when amortizing stock-based compensation expense. The expected forfeiture rate of stock options is based on historical patterns of the employee turnover rate and is estimated to be 10% annually for stock-based compensation expense recorded for the three and six months ended June 30, 2016. As individual grant awards become fully vested, stock-based compensation expense is adjusted to recognize actual forfeitures.

There were 156,492 and 857,024 stock options granted during the three and six months ended June 30, 2016, respectively, of which 85,500 and 632,599 shares, respectively, were granted, out of the share reserve increases approved by the board of directors under the Restated Plan and, the remainder out of the remaining share reserve under the 2015 Plan, all of which were granted subject to the Company obtaining the requisite stockholder approval for the Restated Plan (the “Contingent Options”). The Contingent Options were approved upon the shareholder approval of the Restated Plan on June 7, 2016, for which, expense was recognized for all options vested as of that date.

As of June 30, 2016, there was approximately $4.1 million of total unrecognized compensation expense related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 1.5 years.
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

The ESPP authorizes the issuance of 400,000 shares of common stock pursuant to purchase rights granted to employees. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code of 1986. The first offering period commenced on January 1, 2016 and will end on December 31, 2017. However, our plan

SEASPINE HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

contains a restart feature, such that if the market price of the stock at the end of any six-month purchase period is lower than the stock price at the original grant date of an offering period, that offering period will terminate after that purchase date, and a new two-year offering period will commence on the January 1 or July 1 immediately following the date the original offering period terminated. This restart feature was triggered by the purchase date that occurred on June 30, 2016, such that the offering period that commenced on January 1, 2016 was terminated, and a new offering period commenced on July 1, 2016 and will end on June 30, 2018. We applied share-based payment modification accounting to the awards that were initially valued at the grant date to determine the amount of any incremental fair value associated with the modified awards. There was no impact to stock-based compensation expense for modifications during the three or six months ended June 30, 2016.

During the six months ended June 30, 2016, 39,955 shares of common stock were purchased under the ESPP.

The Company estimates the fair value of shares issued to employees under the ESPP using the Black-Scholes-Merton option-pricing model. The following weighted average assumptions were used in the calculation of fair value of shares under the ESPP at the grant date:

June 30, 2016
Expected dividend yield	0%
Risk-free interest rate	0.7%
Expected volatility	32.4%
Expected term (in years)	1.3

9. LEASES

The Company leases administrative, manufacturing, research, and distribution facilities and various manufacturing, office and transportation equipment through operating lease agreements. Future minimum lease payments under these operating leases at June 30, 2016 are as follows:

Payments Due by Calendar Year
(In thousands)
2016	$1,063
2017	2,177
2018	2,208
2019	2,262
2020	2,317
Thereafter	12,160
Total minimum lease payments	$22,187

Total rental expense for the three months ended June 30, 2016 and 2015 was $0.8 million and $0.6 million, respectively, and $1.6 million and $1.2 million for the six months ended June 30, 2016 and 2015, respectively.

10. INCOME TAXES
The following table provides a summary of the Company’s effective tax rate for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Reported tax rate	3.5%	(9.6)%	1.9%	(9.6)%

The Company reported income tax expense for the three and six months ended June 30, 2015 related to the taxable income generated by its U.S. subsidiary that was not part of the U.S. consolidated tax group as of June 30, 2015. As such, despite the reported losses before income taxes in those periods, the taxable income generated by such U.S. subsidiary was not allowed to be offset against the taxable losses generated by its other U.S. subsidiaries through August 31, 2015. Effective September 1, 2015, the Company made an election that will allow it to offset any future taxable losses generated by its U.S. subsidiaries against any future taxable income generated by its U.S. subsidiaries.

SEASPINE HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company reported an income tax benefit for the three and six months ended June 30, 2016 which was primarily the result of a refund of tax initially paid toward the income tax return for our U.S. subsidiary which was not part of the U.S. consolidated tax group for the tax period January 1, 2015 through August 31, 2015. In addition, for all periods presented, the pretax losses incurred by the consolidated U.S. tax group received no corresponding tax benefit because we have concluded that it is more likely than not that the Company will be unable to realize the value of any resulting deferred tax assets. The Company will continue to assess its position in future periods to determine if it is appropriate to reduce a portion of its valuation allowance in the future.

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
The Company accrues for loss contingencies when it is deemed probable that a loss has been incurred and that loss is estimable. The amounts accrued are based on the full amount of the estimated loss before considering insurance proceeds, and do not include an estimate for legal fees expected to be incurred in connection with the loss contingency. The Company accrues legal fees expected to be incurred in connection with loss contingencies as those fees are incurred by outside counsel as a period cost. The Company does not believe there are any pending legal proceedings that would have a material impact on the Company’s financial position, cash flows or results of operations.

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
Revenue, net consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Orthobiologics	$16,805	$17,026	$33,463	$33,055
Spinal fusion hardware	16,396	16,435	31,137	32,720
Total revenue, net	$33,201	$33,461	$64,600	$65,775

SEASPINE HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company attributes revenues to geographic areas based on the location of the customer. Total revenue by major geographic area consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
United States	$30,012	$29,580	$58,556	$58,942
International	3,189	3,881	6,044	6,833
Total revenue, net	$33,201	$33,461	$64,600	$65,775

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

•	existing and future regulations affecting our business, both in the United States and internationally, and enforcement of those regulations;

•	anticipated demand for our products and our ability to purchase or produce our products in sufficient quantities to meet customer demand;

•	our ability to manage timelines and costs related to manufacturing our products;

•	our ability to maintain and expand our marketing and sales networks and the costs related thereto;

•	our ability to successfully develop new products and the costs associated with designing and developing those new products;

•	our ability to support the safety and efficacy of our products with long-term clinical data;

•	our ability to obtain additional debt and equity financing to fund capital expenditures and working capital requirements and acquisitions;

•	our dependence on a limited number of third-party suppliers for components and raw materials;

•	our ability to protect our intellectual property, including unpatented trade secrets, and to operate without infringing or misappropriating the proprietary rights of others;

•	our ability to complete acquisitions, integrate operations post-acquisition and maintain relationships with customers of acquired entities; and

•	other risk factors described in the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

Integra continues to provide some of the services related to these functions to us after the spin-off on a transitional basis for a fee under a transition services agreement. We incurred $0.1 million and 0.3 million of transition service fees from Integra in the three and six months ended June 30, 2016, respectively. We do not expect to incur significant costs in the future under the transition services agreement. In addition, costs associated with supply agreements with Integra for our Mozaik product line are at materially different terms than those that were incurred while the business was part of Integra. Also, we are incurring costs as an independent, publicly-traded company that are different from the costs historically allocated to us by Integra.

Subsequent to the spin-off, our financial statements as of and for the three and six months ended June 30, 2016 are presented on a consolidated basis, as we became a separate publicly-traded company on July 1, 2015.
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
Our U.S. sales organization consists of regional business and territory sales managers who oversee a broad network of independent orthobiologics and spinal fusion hardware sales agents, to whom we consign and loan our products and pay commissions based on the sales of our products that they generate. These sales are generated by building and maintaining relationships with the neurosurgeons and orthopedic spine surgeons who use our products in surgeries or from the hospitals that order our products directly. Our international sales organization is composed of a sales management team that oversees a network of independent orthobiologics and spinal fusion hardware stocking distributors in over 30 countries that purchase products directly from us and independently sell them. For the six months ended June 30, 2016, international sales accounted for approximately 9% of our revenue. Our policy is not to sell our products through or participate in physician-owned distributorships.
We expect to continue to incur losses in the foreseeable future as we further invest in the expansion of our business, primarily in sales, marketing and research and development, and from the general and administrative expenses we expect to incur due to our operation as an independent, publicly-traded company.
As of June 30, 2016, we had 360 employees.

Components of Our Results of Operations
Revenue
Our net revenue is derived primarily from the sale of orthobiologics and spinal fusion hardware products across North America, Europe, Asia Pacific and Latin America. Sales are reported net of returns, group purchasing organization fees and other customer allowances.
In the United States, we generate most of our revenue by consigning our orthobiologics products and consigning or loaning our spinal fusion hardware sets to hospitals and independent sales agents, who in turn deliver them to hospitals for a single surgical procedure, after which they are returned to us, or leave them with hospitals that are high volume users for multiple procedures. The spinal fusion hardware sets typically contain the instruments, disposables, and spinal implants required to complete a surgery. We ship replacement inventory to independent sales agents to replace the consigned inventory used in surgeries and maintain and replenish loaned sets at our facility, and return them to a hospital or independent sales agent for the next procedure. We recognize revenue on these consigned or loaned products when they have been used or implanted in a surgical procedure.
For all other sales transactions, including sales to international stocking distributors and private label partners, we recognize revenue when the products are shipped to the customer or stocking distributor and the transfer of title and risk of loss occurs. There is generally no customer acceptance or other condition that prevents us from recognizing revenue in accordance with the delivery terms.
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

RESULTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except percentages)	2016	2015	2016	2015
Total revenue, net	$33,201	$33,461	$64,600	$65,775
Cost of goods sold	13,930	14,506	28,213	27,107
Gross profit	19,271	18,955	36,387	38,668
Gross margin	58.0%	56.6%	56.3%	58.8%
Operating expenses:
Selling, general and administrative	26,989	31,660	52,363	56,711
Research and development	3,181	2,027	5,934	3,609
Intangible amortization	1,281	1,357	2,562	2,754
Total operating expenses	31,451	35,044	60,859	63,074
Operating loss	(12,180)	(16,089)	(24,472)	(24,406)
Other income (expense), net	(232)	(51)	26	(772)
Loss before income taxes	(12,412)	(16,140)	(24,446)	(25,178)
Provision (benefit) for income taxes	(429)	1,545	(456)	2,405
Net loss	$(11,983)	$(17,685)	$(23,990)	$(27,583)

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015
Revenue
Total revenue, net decreased for the three months ended June 30, 2016 by $0.3 million, or 0.9%, to $33.2 million compared to $33.5 million for the same period in 2015.

	Three Months Ended June 30,
	2016	2015
	(In millions)
Orthobiologics	$16.8	$17.0
% of total revenue, net	51%	51%
Spinal Fusion Hardware	16.4	16.5
% of total revenue, net	49%	49%
Total revenue, net	$33.2	$33.5
Orthobiologics revenues totaled $16.8 million for the three months ended June 30, 2016, a decrease of 1% from the same period in 2015. Sales in the United States increased 1.5% to $14.9 million in the three months ended June 30, 2016 compared to the same period in 2015, primarily because of increased demand for our third generation demineralized bone matrix products. International orthobiologics revenues decreased $0.4 million to $1.9 million in the three months ended June 30, 2016. In the second quarter of 2015, our international distributors had placed large stocking orders to build up inventory in advance of our spinoff from Integra LifeSciences on July 1, 2015 to minimize their risk of supply disruption during the transition.
Spinal fusion hardware revenues totaled $16.4 million for the three months ended June 30, 2016, roughly flat as compared to the same period in 2015. Sales in the United States increased 1.5% to $15.1 million in the three months ended June 30, 2016 compared to the same period in 2015, primarily due to sales of new and recently launched interbody devices and cervical fixation systems and growth in our expandable interbody device. Sales of our spinal hardware fusion products internationally decreased $0.3 million to $1.3 million in the three months ended June 30, 2016. In the second quarter of 2015, our international distributors had placed large stocking orders to build up inventory in advance of our spinoff from Integra to minimize their risk of supply disruption during the transition.
The following table sets forth our total revenue, net by geography for the three months ended June 30, 2016 and 2015.

	Three Months Ended June 30,
	2016	2015
	(In millions)
United States	$30.0	$29.6
International	3.2	3.9
Total revenue, net	$33.2	$33.5
Cost of Goods Sold and Gross Margin
Cost of goods sold for the three months ended June 30, 2016 decreased $0.6 million to $13.9 million compared to the same period in 2015. Gross margin was 58.0% for the three months ended June 30, 2016 and 56.6% for the three months ended June 30, 2015. The increase in gross margin was mainly driven by lower manufacturing costs in 2016 resulting from increased production volumes and more efficient production of our orthobiologics product portfolio, and the absence of $0.2 million of allocation expenses from Integra that were reported for the three months ended June 30, 2015. Cost of goods sold included $0.7 million of amortization for technology-based intangible assets in the three months ended June 30, 2016 and 2015.
In the second half of 2016, we may incur charges related to our proprietary NanoMetalene coated interbody devices as we convert those implants from non-sterile to sterile packaging. The amount and timing for any such charges will vary depending upon the number of non-sterile implants that remain unsold at the time of the conversion and the number of such devices that meet the criteria established for sterile repackaging. We expect to report higher gross margins in the second half of 2016 as we begin to sell the lower cost Mozaik product that we manufactured internally compared to the higher cost we paid to Integra for Mozaik inventory under our supply agreement with them.
Selling, General and Administrative
SG&A expenses decreased $4.7 million to $27.0 million for the three months ended June 30, 2016 compared to the same period in 2015, and included $1.3 million of stock-based compensation expense. For the three months ended June 30, 2015, selling, general and administrative expense included $9.8 million of nonrecurring spin-off related charges, $0.6 million of medical device excise tax expense and $4.4 million of allocated expenses from Integra. Since the spinoff, we have directly incurred those operating expenses that were previously represented in the allocation from Integra, including the compensation and related costs of our executive management team and expenses associated with being an independent, publicly-traded company, such as audit, insurance, and information technology-related fees. We have also incurred greater expense from the hiring of additional marketing, sales and administrative headcount since the spinoff.
Research and Development
R&D expenses increased $1.2 million to $3.2 million, or 9.6% of revenue, for the three months ended June 30, 2016 compared to the same period in 2015. The increase was primarily driven by higher compensation costs due to an increase in headcount, and higher external costs related to product development and clinical studies, offset by the absence of $0.1 million of allocation expense from Integra that was reported for the three months ended June 30, 2015. For the full year 2016, we plan to increase our investment in R&D to between 7%-9% of revenues, compared to 6% of revenues for the year-ended December 31, 2015, as we continue to add personnel and accelerate the design and commercialization of new products to expand our product portfolio and conduct additional clinical activities.
Income Taxes

	Three Months Ended June 30,
	2016	2015
	(In thousands)
Loss before income taxes	$(12,412)	$(16,140)
Provision (benefit) for income taxes	(429)	1,545
Effective tax rate	3.5%	(9.6)%

We reported income tax expense for the three months ended June 30, 2015 related to the taxable income generated by our U.S. subsidiary that was not part of the U.S. consolidated tax group as of August 31, 2015. As such, despite the reported losses before income taxes in those periods, the taxable income generated by such U.S. subsidiary was not allowed to be offset against the taxable losses generated by our other U.S. subsidiaries through August 31, 2015. Effective September 1, 2015, we made an election that allows us to offset any future taxable losses generated by our U.S. subsidiaries against any future taxable income generated by our U.S. subsidiaries.

The Company reported an income tax benefit for the three and six months ended June 30, 2016 which was primarily the result of a refund of tax initially paid toward the income tax return for our U.S. subsidiary which was not part of the U.S. consolidated tax group for the tax period January 1, 2015 through August 31, 2015. In addition, for all periods presented, the pretax losses incurred by the consolidated U.S. tax group received no corresponding tax benefit because we have concluded that it is more likely than not that we will be unable to realize the value of any resulting deferred tax assets.

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

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015
Revenue
Total revenue, net decreased for the six months ended June 30, 2016 by $1.2 million or 2%, to $64.6 million compared to $65.8 million for the same period in 2015.

	Six Months Ended June 30,
	2016	2015
	(In millions)
Orthobiologics	$33.5	$33.1
% of total revenue, net	52%	50%
Spinal Fusion Hardware	31.1	32.7
% of total revenue, net	48%	50%
Total revenue, net	$64.6	$65.8
Orthobiologics revenues totaled $33.5 million for the six months ended June 30, 2016, an increase of 1.2% from the same period in 2015. Sales in the United States increased 3% to $29.8 million in the six months ended June 30, 2016 compared to the same period in 2015, primarily because of increased demand for our third generation demineralized bone matrix products. This growth was somewhat offset by lower sales of our synthetic orthobiologics products in the United States. International orthobiologics revenues decreased $0.5 million to $3.6 million in the six months ended June 30, 2016. In the second quarter of 2015, our international distributors had placed large stocking orders to build up inventory in advance of our spinoff from Integra to minimize their risk of supply disruption during the transition.
Spinal fusion hardware revenues totaled $31.1 million for the six months ended June 30, 2016, a decrease of 4.8% from the same period in 2015. Sales in the United States decreased 4.2% to $28.7 million in the six months ended June 30, 2016 compared to the same period in 2015. The U.S. hardware portfolio continued to face mid-single digit pricing pressures and lower demand for our older spinal fusion hardware products, particularly in our thoracolumbar systems. Increased sales of our new and recently launched interbody devices and cervical fixation systems and our expandable interbody device somewhat offset declines. We expect sales of these new and recently launched products to continue to accelerate in the second half of 2016 in excess of the anticipated continued decline in sales of our older spinal fusion hardware product lines. Sales of our spinal hardware fusion products internationally decreased $0.3 million to $2.4 million in the six months ended June 30, 2016 In the second quarter of 2015, our international distributors had placed large stocking orders to build up inventory in advance of our spinoff from Integra to minimize their risk of supply disruption during the transition.
The following table sets forth our total revenue, net by geography for the six months ended June 30, 2016 and 2015.

	Six Months Ended June 30,
	2016	2015
	(In millions)
United States	$58.6	$58.9
International	6.0	6.9
Total revenue, net	$64.6	$65.8
Cost of Goods Sold and Gross Margin
Cost of goods sold for the six months ended June 30, 2016 increased $1.1 million to $28.2 million compared to the same period in 2015. Gross margin was 56.3% for the six months ended June 30, 2016 and 58.8% for the six months ended June 30, 2015. The decrease in gross margin was mainly driven by a $1.7 million provision for excess and obsolete orthobiologics inventory recorded in the first quarter of 2016 related to a portion of our matched-donor cancellous bone raw material on hand. This charge resulted from the repurposing of a large portion of our matched-donor cortical bone raw material that has historically been used in production with the matched-donor cancellous bone raw material.  The repurposing of the cortical bone raw materials for other production needs is expected to reduce our future purchases of cortical bone raw materials by more than $3.5 million over the next two years. The quantities on hand of the now unmatched cancellous bone raw material far exceeds the anticipated volumes that will be consumed in future production needs such that its shelf life is expected to expire before it would be consumed.
We recorded $0.5 million of allocation expenses from Integra in the six months ended June 30, 2015. Cost of goods sold included $1.3 million of amortization for technology-based intangible assets in the six months ended June 30, 2016 and 2015.
Selling, General and Administrative

SG&A expenses decreased $4.3 million to $52.4 million for the six months ended June 30, 2016 compared to the same period in 2015, and included $3.0 million of stock-based compensation expense. For the six months ended June 30, 2015, selling, general and administrative expense included $14.7 million of nonrecurring spin-off related charges, $0.9 million of medical device excise tax expense and $8.6 million of allocated expenses from Integra. Since the spinoff, we have directly incurred those operating expenses that were previously represented in the allocation from Integra, including the compensation and related costs of our executive management team and expenses associated with being an independent, publicly-traded company, such as audit, insurance, and information technology-related fees. We have also incurred greater expense from the hiring of additional marketing, sales and administrative headcount since the spinoff.
Research and Development
R&D expenses increased $2.3 million to $5.9 million, or 9.2% of revenue, for the six months ended June 30, 2016 compared to the same period in 2015. The increase was primarily driven by higher compensation costs due to an increase in headcount, and higher external costs related to product development and clinical studies, offset by the absence of $0.3 million of allocation expense from Integra that was reported for the six months ended June 30, 2015.

Income Taxes

	Six Months Ended June 30,
	2016	2015
	(In thousands)
Loss before income taxes	$(24,446)	$(25,178)
Provision (benefit) for income taxes	(456)	2,405
Effective tax rate	1.9%	(9.6)%

We reported income tax expense for the six months ended June 30, 2015 related to the taxable income generated by our U.S. subsidiary that was not part of the U.S. consolidated tax group as of August 31, 2015. As such, despite the reported losses before income taxes in those periods, the taxable income generated by such U.S. subsidiary was not allowed to be offset against the taxable losses generated by our other U.S. subsidiaries through August 31, 2015. Effective September 1, 2015, we made an election that allows us to offset any future taxable losses generated by our U.S. subsidiaries against any future taxable income generated by our U.S. subsidiaries.

The Company reported an income tax benefit for the three and six months ended June 30, 2016 which was primarily the result of a refund of tax initially paid toward the income tax return for our U.S. subsidiary which was not part of the U.S. consolidated tax group for the tax period January 1, 2015 through August 31, 2015. In addition, for all periods presented, the pretax losses incurred by the consolidated U.S. tax group received no corresponding tax benefit because we have concluded that it is more likely than not that we will be unable to realize the value of any resulting deferred tax assets.

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
Loss before income taxes includes the following special charges:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)		(In thousands)
Global ERP implementation charges	$—	$—	$—	$95
SeaSpine spin-off related charges	—	9,931	—	14,778
Transition services agreement charges	129	—	264	—
Total	$129	$9,931	$264	$14,873

The items reported above are reflected in the consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)		(In thousands)
Cost of goods sold	$—	$127	$—	$127
Selling, general and administrative	129	9,804	264	14,746
Total	$129	$9,931	$264	$14,873
These special charges are directly related to the SeaSpine business and do not include allocations from Integra. SeaSpine spin-off related charges include legal, accounting, program management and outside consulting expenses incurred as part of the spin-off from Integra, and incremental personnel costs associated with becoming an independent, publicly-traded company.

Liquidity and Capital Resources
Overview
Prior to the spin-off, Integra provided financing, cash management and other treasury services to us, and we transferred the majority of cash from operations to Integra; accordingly we generally had no significant cash. With the implementation of our own global ERP system on May 4, 2015, we began to collect against our own accounts receivable, including accounts receivable with Integra, and to directly pay some of our obligations. Effective with the spin-off, we no longer transferred any of our cash to Integra and began to directly pay all of our obligations. Cash historically transferred to and from Integra prior to the spin-off has been reflected in the consolidated statement of cash flows as Integra net investment and in the consolidated balance sheet through Integra net investment.

We believe that our cash and cash equivalents on hand, and the maximum $30.0 million borrowing capacity that we have under a credit facility that we entered into in December 2015, will be sufficient to fund our operations for at least the next twelve months.
Cash and Cash Equivalents
We had cash and cash equivalents totaling approximately $23.0 million and $33.4 million at June 30, 2016 and December 31, 2015, respectively.
Cash Flows

	Six Months Ended June 30,
	2016	2015
	(In thousands)
Net cash used in operating activities	$(7,500)	$(23,715)
Net cash used in investing activities	(3,446)	(7,067)
Net cash provided by financing activities	354	43,149
Effect of exchange rate changes on cash and cash equivalents	150	(2)
Net (decrease) increase in cash and cash equivalents	$(10,442)	$12,365

Net Cash Flows Used in Operating Activities
Operating cash outflows for the six months ended June 30, 2016 decreased by $16.2 million compared to the six months ended June 30, 2015. The decreased use of cash was primarily due to the absence of spin-off related charges. Among the changes in working capital, in the six months ended June 30, 2016 compared to the prior year period, the decrease in accounts receivable and prepaid expenses and other current assets increased operating cash flow activities by $4.9 million collectively, and we spent $4.6 million less cash on inventory, all of which was partially offset by a $2.2 million increased use of cash for accounts payable and accrued expenses.
Net Cash Flows Used in Investing Activities
Net cash used in investing activities was $3.4 million for the six months ended June 30, 2016 compared to $7.1 million for the six months ended June 30, 2015. The decreased use of cash was primarily attributable to the completion of implementing a global ERP system during the second quarter of 2015.
Net Cash Flows Provided by Financing Activities
The net cash provided by financing activities of $43.1 million for the six months ended June 30, 2015 was investment received from Integra.

Credit Facility

On December 24, 2015, we entered into a three-year credit facility (the "Credit Facility") with Wells Fargo Capital Finance, as Administrative Agent and as a Lender. The Credit Facility provides a revolving line of credit of up to $30.0 million in borrowing capacity with a maturity date of December 24, 2018, which maturity date is subject to a one-year extension at our election. In connection with the Credit Facility, we were required to become guarantors and to provide a security interest in substantially all our assets for the benefit of Agent and the Lender.

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

We will also pay an unused line fee in an amount equal to 0.375% per annum times the unused Credit Facility amount. The unused line fee is due and payable on the first day of each month. At June 30, 2016, there was $0.4 million outstanding under the Credit Facility. Debt issuance costs and legal fees related to the financing totaling $0.4 million were recorded as a deferred asset and are subsequently being amortized ratably over the term of the Credit Facility.

The Credit Facility contains various customary affirmative and negative covenants agreed to by us, including prohibiting us from incurring indebtedness without the lender’s consent. The Credit Facility also includes a financial covenant that requires us to maintain a minimum fixed charge coverage ratio of 1.10 to 1.00 for the applicable measurement period if our Total Liquidity (as defined in the Credit Facility) is less than $5.0 million. We were in compliance with all such covenants at June 30, 2016.

The Credit Facility also includes customary events of default, including events of default relating to non-payment of amounts due under the Credit Facility, material inaccuracy of representations and warranties, violation of covenants, bankruptcy and insolvency, failure to comply with health care laws, violation of certain of our existing agreements, and the occurrence of a change of control. Under the Credit Facility, if an event of default occurs, Wells Fargo Capital Finance will have the right to terminate the commitments and accelerate the maturity of any loans outstanding.
Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements as of June 30, 2016 that have or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, cash flows, liquidity, capital expenditures or capital resources that is material to our business.

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

Our cash and cash equivalents as of June 30, 2016 consisted of cash and a bank deposit sweep. We are exposed to market risk related to fluctuations in interest rates and market prices. We currently do not hedge interest rate exposure. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our financial condition or results of operations.

We had outstanding borrowings under the Credit Facility of $0.4 million as of June 30, 2016. Our borrowings under the Credit Facility shall accrue interest at the rate then applicable to the Base Rate (as customarily defined) Loans, unless and until converted into LIBOR Rate Loans in accordance with the terms of the Credit Facility. Borrowings bear interest at a floating annual rate equal to (a) during any month for which our average excess availability (as customarily defined) is greater than $20.0 million, base rate plus (i) 1.25 percentage points for base rate loans and (ii) LIBOR rate plus 2.25 percentage points for LIBOR loans, (b) during any month for which our average excess availability is greater than $10.0 million but less than or equal to $20.0 million, (i) base rate plus 1.50 percentage points for base rate loans and (ii) LIBOR rate plus 2.50 percentage points for LIBOR loans and (c) during any month for which our average excess availability is less than or equal to $10.0 million, (i) base rate plus 1.75 percentage points for base rate loans and (ii) LIBOR rate plus 2.75 percentage points for LIBOR loans. A hypothetical 100 basis point change in interest rates would not be expected to have a material effect on our net loss for the period or cash flows.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

10.1	SeaSpine Holdings Corporation Amended and Restated 2015 Incentive Award Plan, as amended and restated
as of March 30, 2016 (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on
Form S-8 filed on June 7, 2016)

*31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*†101.INS	XBRL Instance Document

*†101.SCH	XBRL Taxonomy Extension Schema Document

*†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*†101.DEF	XBRL Definition Linkbase Document

*†101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

*†101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

† The financial information of SeaSpine Holdings Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 filed on August 10, 2016 formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Loss, (iii) the Condensed Consolidated Balance Sheets, (iv) Parenthetical Data to the Condensed Consolidated Balance Sheets, (v) the Condensed Consolidated Statements of Cash Flows, (vi) the Condensed Consolidated Statement of Equity, and (vii) Notes to Unaudited Condensed Consolidated Financial Statements, is furnished electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEASPINE HOLDINGS CORPORATION

Date:	August 10, 2016	/s/ Keith C. Valentine
Keith C. Valentine
President and Chief Executive Officer

Date:	August 10, 2016	/s/ John J. Bostjancic
John J. Bostjancic
Chief Financial Officer

Exhibits
10.1	SeaSpine Holdings Corporation Amended and Restated 2015 Incentive Award Plan, as amended and restated
as of March 30, 2016 (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on
Form S-8 filed on June 7, 2016)

*31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*†101.INS	XBRL Instance Document

*†101.SCH	XBRL Taxonomy Extension Schema Document

*†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*†101.DEF	XBRL Definition Linkbase Document

*†101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

*†101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

† The financial information of SeaSpine Holdings Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 filed on August 10, 2016 formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Loss, (iii) the Condensed Consolidated Balance Sheets, (iv) Parenthetical Data to the Condensed Consolidated Balance Sheets, (v) the Condensed Consolidated Statements of Cash Flows, (vi) the Condensed Consolidated Statement of Equity, and (vii) Notes to Unaudited Condensed Consolidated Financial Statements, is furnished electronically herewith.