Form 10-Q
period 2016-09-30
SeaSpine Holdings Corp
filed 2016-11-10
CIK 1637761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016
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

The number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of November 2, 2016 was 11,205,282.

SEASPINE HOLDINGS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SEASPINE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Total revenue, net	$31,741	$32,679	$96,341	$98,454
Cost of goods sold	13,881	17,341	42,094	44,448
Gross profit	17,860	15,338	54,247	54,006
Operating expenses:
Selling, general and administrative	23,803	26,348	76,166	83,059
Research and development	2,600	2,364	8,534	5,973
Intangible amortization	955	1,295	3,517	4,049
Total operating expenses	27,358	30,007	88,217	93,081
Operating loss	(9,498)	(14,669)	(33,970)	(39,075)
Other income (expense), net	(59)	195	(33)	(577)
Loss before income taxes	(9,557)	(14,474)	(34,003)	(39,652)
Provision (benefit) for income taxes	(103)	(275)	(559)	2,130
Net loss	$(9,454)	$(14,199)	$(33,444)	$(41,782)
Net loss per share, basic and diluted	$(0.84)	$(1.27)	$(2.98)	$(3.75)
Weighted average shares used to compute basic and diluted net loss per share	11,271	11,171	11,206	11,130

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEASPINE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss	$(9,454)	$(14,199)	$(33,444)	$(41,782)
Other comprehensive income
Foreign currency translation adjustments	45	525	131	937
Comprehensive loss	$(9,409)	$(13,674)	$(33,313)	$(40,845)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEASPINE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except par value data)

	September 30, 2016	December 31, 2015

ASSETS
Current assets:
Cash and cash equivalents	$20,808	$33,429
Trade accounts receivable, net of allowances of $594 and $764	21,202	25,326
Inventories	48,176	51,271
Prepaid expenses and other current assets	2,648	3,696
Total current assets	92,834	113,722
Property, plant and equipment, net	22,362	21,958
Intangible assets, net	43,526	39,632
Other assets	974	1,077
Total assets	$159,696	$176,389
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt	$824	$—
Accounts payable, trade	10,926	13,689
Accrued compensation	4,294	4,177
Accrued commissions	3,953	4,227
Contingent consideration liabilities- current	3,250	—
Accrued expenses and other current liabilities	5,097	3,942
Total current liabilities	28,344	26,035
Long-term borrowings under credit facility	3,750	328
Contingent consideration liabilities- non-current	5,050	—
Other liabilities	2,921	2,687
Total liabilities	40,065	29,050

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value; 15,000 authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 60,000 authorized; 11,205 shares issued and outstanding at September 30, 2016, and 11,102 shares issued and outstanding at December 31, 2015	112	111
Additional paid-in capital	179,390	173,786
Accumulated other comprehensive income	1,522	1,391
Accumulated deficit	(61,393)	(27,949)
Total stockholders' equity	119,631	147,339
Total liabilities and stockholders' equity	$159,696	$176,389

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEASPINE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2016	2015
OPERATING ACTIVITIES:
Net loss	$(33,444)	$(41,782)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,984	9,169
Spinal hardware instrument replacement expense	950	944
Impairment of spinal hardware instruments	919	175
Provision for excess and obsolete inventories	4,057	6,069
Amortization of debt issuance costs	105	—
Deferred income tax benefit	(80)	—
Stock-based compensation	5,406	1,775
Allocation of non-cash charges from Integra	—	563
Changes in assets and liabilities
Accounts receivable	4,182	(2,099)
Inventories	87	(8,752)
Prepaid expenses and other current assets	1,051	5,612
Other non-current assets	102	(6,164)
Income taxes payable	—	406
Accrued commissions	(277)	—
Accounts payable, accrued expenses and other current liabilities	(2,652)	6,626
Other non-current liabilities	204	(1,993)
Net cash used in operating activities	(10,406)	(29,451)
INVESTING ACTIVITIES:
Purchases of property and equipment	(5,707)	(9,826)
Additions to technology assets	(1,150)	(150)
Net cash used in investing activities	(6,857)	(9,976)
FINANCING ACTIVITIES:
Borrowings under credit facility	3,300	—
Borrowings under short-term debt	1,202	—
Repayments of short-term debt	(378)	—
Proceeds from the issuance of common stock	356	—
Other financing activity	(25)	—
Integra net investment prior to the spin-off	—	77,173
Excess tax benefits from stock-based compensation arrangements	—	37
Net cash provided by financing activities	4,455	77,210
Effect of exchange rate changes on cash and cash equivalents	187	68
Net change in cash and cash equivalents	(12,621)	37,851
Cash and cash equivalents at beginning of period	33,429	652
Cash and cash equivalents at end of period	$20,808	$38,503
Non-cash financing activities:
Settlement of related-party payable to Integra net investment	$—	$29,022
Non-cash investing activities:
Property and equipment in liabilities	$1,556	$1,419
Fair value of intangible assets acquired through acquisition of business (see Note 8)	$8,300	$—
Fair value of contingent consideration liabilities in connection with acquisition of business (see Note 8)	$8,300	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEASPINE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)
(In thousands)

	Common Stock		Additional	Accumulated Other		Total
	Number of		Paid-In	Comprehensive	Accumulated	Stockholder's
	Shares	Amount	Capital	Income	Deficit	Equity
Balance December 31, 2015	11,102	$111	$173,786	$1,391	$(27,949)	$147,339
Net loss	—	—	—	—	(33,444)	(33,444)
Foreign currency translation adjustment	—	—	—	131	—	131
Restricted stock awards issued	75	1	(1)	—	—	—
Issuance of common stock under employee stock purchase plan	40	—	356	—	—	356
Restricted stock awards forfeited	(12)	—	(157)	—	—	(157)
Stock-based compensation	—	—	5,406	—	—	5,406
Balance September 30, 2016	11,205	$112	$179,390	$1,522	$(61,393)	$119,631

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS
Spin-off from Integra

SeaSpine Holdings Corporation ("SeaSpine" or the "Company") was incorporated in Delaware on February 12, 2015. As of June 30, 2015, SeaSpine was a subsidiary of Integra LifeSciences Holdings Corporation ("Integra"). On July 1, 2015, Integra completed the spin-off of its orthobiologics and spinal fusion hardware business into SeaSpine, which was created to be a separate, independent, publicly-traded medical technology company focused on the design, development and commercialization of surgical solutions for the treatment of patients suffering from spinal disorders. Unless the context indicates otherwise, (i) references to "SeaSpine", the "Company", and the "Business", refer to SeaSpine Holdings Corporation and the Company's orthobiologics and spinal fusion hardware business and (ii) references to "Integra" refer to Integra LifeSciences Holdings Corporation and its subsidiaries other than SeaSpine.

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
Integra used a centralized approach to cash management and financing of its operations and substantially all cash generated by the Company through May 4, 2015, the date the Company implemented its own separate enterprise resource planning system, was assumed to be remitted to Integra. Prior to the spin-off, cash management and financing transactions relating to the Company were accounted for through the Integra invested equity account. Accordingly, none of the Integra cash and cash equivalents at the corporate level was assigned to SeaSpine in the consolidated financial statements. Integra’s debt and related interest expense were not allocated to SeaSpine for any of the periods presented since SeaSpine was not the legal obligor of the debt and Integra’s borrowings were not directly attributable to SeaSpine.
Subsequent to the spin-off, the Company’s financial statements are presented on a consolidated basis, as the Company became a separate publicly-traded company on July 1, 2015. The unaudited interim condensed consolidated financial statements do not include all information and disclosures required by GAAP for annual audited financial statements and should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC"). In the opinion of management, the September 30, 2016 unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations, cash flows, and statement of equity for periods presented. The results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results expected for the full year. The condensed consolidated balance sheet as of December 31, 2015 was derived from the audited consolidated financial statements for the year ended December 31, 2015.
See Note 4, “Transactions with Integra,” for further information regarding the relationships the Company has with Integra.

SEASPINE HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board ("FASB") issued Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should: 1) identify the contract(s) with a customer, 2) identify the performance obligations in the contract, 3) determine the transaction price, 4) allocate the transaction price to the performance obligations in the contract, and 5) recognize revenue when (or as) the entity satisfies a performance obligation. In July 2015, the FASB deferred for one year the effective date of the new revenue standard, but early adoption is permitted. In April and May 2016, the FASB issued ASU No. 2016-10 and ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606), which do not change the core principle of the guidance in Topic 606 stated in Update No. 2014-09. Rather, they clarify identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas, and address certain issues identified by the Transition Resource Group for Revenue Recognition in the guidance on assessing collectability, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition. The new standard will be effective for the Company on January 1, 2018. The Company is in the process of evaluating the impact of this standard on its financial statements.

In August 2014, the FASB issued Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendment requires management to evaluate, for each annual and interim reporting period, whether there are conditions and events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date the financial statements are issued or are available to be issued. If substantial doubt is raised, additional disclosures around management’s plan to alleviate these doubts are required. This update will become effective for all annual periods and interim reporting periods ending after December 15, 2016. The implementation of the amended guidance is not expected to have an impact on current disclosures in our financial statements.

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

SEASPINE HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

tax benefit is realized. A modified retrospective transition method must be applied. This update will become effective for all annual periods and interim reporting periods beginning after December 15, 2016. Early adoption is permitted.

The Company elected to early adopt ASU 2016-09 as of January 1, 2016, the beginning of the annual period that includes the interim period of adoption. Amendments related to accounting for excess tax benefits (deficiencies) have been adopted prospectively, and recognition of excess tax benefits (deficiencies) against income tax expenses is immaterial for the three and nine months ended September 30, 2016. The Company elected to apply the change in classification for excess tax benefits in the statement of cash flows on a prospective basis, and elected to continue estimating stock-based compensation award forfeitures in determining the amount of compensation cost to be recognized each period.

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

In August 2016, the FASB issued Update No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This Update address eight specific cash flow issues related to cash receipts and cash payments with the objective of reducing the existing diversity of presentation and classification in the statement of cash flows. The new standard will be effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted and should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company is in the process of evaluating the impact of this standard on its financial statements.

Net Loss Per Share

Basic and diluted net loss per share was calculated using the weighted-average number of shares of common stock outstanding during the period. The weighted average number of shares used to compute diluted net loss per share excludes any assumed exercise of stock options, and any assumed issuance of common stock under restricted stock units and the Employee Stock Purchase Plan as the effect would be antidilutive. Common stock equivalents of 2.9 million and 1.8 million shares for the three and nine months ended September 30, 2016 and 2015, respectively, were excluded from the calculation because of their antidilutive effect.

Out-of-Period Adjustment

In the third quarter of 2016, the Company recorded an adjustment to correct an error in the first quarter of 2016 reported amounts. This resulted in an increase to cost of goods sold by $0.6 million for the three months ended September 30, 2016. The error had the effect of overstating the inventory balance and understating the cost of goods sold, in each case, by $0.6 million for the three months ended March 31, 2016. The adjustment recorded in the third quarter of 2016 corrects the balance sheet and cost of goods sold for the nine months ended September 30, 2016. The impact to the periods presented and the previously issued financial statements is not material.

3. DEBT AND INTEREST

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

SEASPINE HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

In September 2016, the Company borrowed $3.3 million from the revolving line of credit. The Company elected to use the LIBOR Rate with an interest period of six months commencing on September 28, 2016. At September 30, 2016, there was $3.8 million outstanding in total debt under the Credit Facility. Debt issuance costs and legal fees related to the Credit Facility totaling $0.4 million were recorded as a deferred asset and are being amortized ratably over the term of the arrangement.

The Credit Facility contains various customary affirmative and negative covenants, including prohibiting the Company from incurring indebtedness without the lender’s consent. The Credit Facility also includes a financial covenant that requires the Company to maintain a minimum fixed charge coverage ratio of 1.10 to 1.00 for the applicable measurement period, if the Company's Total Liquidity (as defined in the Credit Facility) is less than $5.0 million. The Company was in compliance with all applicable covenants at September 30, 2016.

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

Insurance Premium Finance Agreements

In July 2016, the Company entered into two insurance premium finance agreements (the "Finance Agreements") with First Insurance Funding Corporation and AFCO Acceptance Corporation (the "Lenders"), under which the Lenders will pay premiums, taxes and fees to insurance companies on the Company's behalf for various insurance policies under which the Company is the insured for a policy term of 12 months. Under the Finance Agreements, the Company will pay to the Lenders the financed amount of $1.2 million including immaterial amounts of finance charges with annual interest rates between 2% and 4% within the next 12 months. The Company recorded the total amounts due to the Lenders as a short-term debt on the balance sheet. At September 30, 2016, there was $0.8 million outstanding under the Finance Agreements.

4. TRANSACTIONS WITH INTEGRA
Related-party Transactions
Prior to the spin-off, and pursuant to certain supply agreements subsequent to the spin-off, SeaSpine purchased a portion of raw materials and finished goods from Integra for SeaSpine's Mozaik family of products, and SeaSpine contract manufactured certain finished goods for Integra. The Company's purchases of raw materials and Mozaik product finished goods from Integra for the three months ended September 30, 2016 and 2015 totaled $0.1 million and $1.9 million, respectively, and for the nine months ended September 30, 2016 and 2015 totaled $1.1 million and $5.6 million, respectively. The Company's sale of finished goods sold to Integra under its contract manufacturing arrangement for the three months ended September 30, 2016 and for the three and nine months ended September 30, 2015 was immaterial, and for the nine months ended September 30, 2016 totaled $0.2 million.
Pursuant to a transition services agreement, Integra and SeaSpine have provided, and will continue to provide, certain services to one another following the spin-off, and Integra and SeaSpine will indemnify each other against certain liabilities arising from their respective businesses. Under this agreement, Integra provides the Company with certain support functions, including information technology, accounting and other financial functions, regulatory affairs and quality assurance, human resources and other administrative support. The Company incurred approximately $0.3 million of expenses under the agreement for the nine months ended September 30, 2016, nearly all of which was paid at September 30, 2016. Such expenses for the three months ended September 30, 2016 were immaterial. Expenses incurred by the Company under the agreement for both the three and nine months ended September 30, 2015 totaled $1.8 million.
Allocated Costs
For periods prior to the spin-off, the condensed consolidated statements of operations included direct expenses for cost of goods sold, research and development, sales and marketing, customer service, and administration as well as allocations of expenses arising from shared services and infrastructure provided by Integra to the Company, such as costs of information

SEASPINE HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Nine Months Ended September 30, 2015
(In thousands)
Cost of goods sold	$488
Selling, general and administrative	8,633
Research and development	253
Total Allocated Costs	$9,374

Included in the above amounts are certain non-cash allocated costs, including stock-based compensation of $0.6 million. There were no allocated costs for the three months ended September 30, 2015 or for the three and nine months ended September 30, 2016.
All significant related party transactions between SeaSpine and Integra were included in the condensed consolidated financial statements and, prior to the spin-off, were considered to be effectively settled for cash at the time the transaction was recorded, with the exception of the purchases by SeaSpine from Integra of Mozaik raw materials and finished goods for all periods presented. The total net effect of the transactions considered to be effectively settled for cash was reflected in the consolidated statement of cash flows as a financing activity.
The following table summarizes the components of the net increase in Integra net investment for the nine months ended September 30, 2015. The Integra net investment was reclassified to Additional Paid-in Capital in connection with the spin-off.

Nine Months Ended September 30, 2015
(In thousands)
Cash pooling and general financing activities (a)	$68,386
Corporate Allocations (excluding non-cash adjustments)	8,787
Total Integra net investment in financing activities within cash flow statement	77,173
Non-cash adjustments (b)	29,806
Separation related adjustments (c)	(166)
Reclassification of Integra net investment in connection with the spin-off	(169,914)
Foreign exchange impact	293
Net increase in Integra investment	$(62,808)

(a)	Includes financing activities for capital transfers, cash sweeps and other treasury services.

(b)	Reflects allocation of non-cash charges from Integra, including stock-based compensation and settlement of related-party payable to Integra net investment.

(c)
During the three months ended September 30, 2015, certain spin-off related adjustments were recorded in stockholders' equity, to reflect the appropriate opening balances related to SeaSpine’s legal entities at the Distribution Date.

5. INVENTORIES
Inventories consisted of the following:

	September 30, 2016	December 31, 2015
	(In thousands)
Finished goods	$33,067	$29,845
Work in process	11,488	15,574
Raw materials	3,621	5,852
	$48,176	$51,271
6. PROPERTY, PLANT AND EQUIPMENT

SEASPINE HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Property, plant and equipment balances and corresponding useful lives were as follows:

	September 30, 2016	December 31, 2015	Useful Lives
	(In thousands)
Leasehold improvement	$6,371	$4,830	Lease Term
Machinery and production equipment	6,695	6,404	3-10 years
Spinal hardware instrument sets	26,022	25,080	5 years
Information systems and hardware	7,552	6,872	3-7 years
Furniture and fixtures	1,246	944	3-5 years
Construction in progress	8,213	8,375
Total	56,099	52,505
Less accumulated depreciation and amortization	(33,737)	(30,547)
Property, plant and equipment, net	$22,362	$21,958
Depreciation and amortization expenses totaled $1.1 million and $1.3 million for the three months ended September 30, 2016 and 2015, respectively, and $3.4 million and $3.1 million for the nine months ended September 30, 2016 and 2015, respectively. The cost of purchased instruments used to replace damaged instruments in existing sets and recorded directly to the instrument replacement expense totaled $0.2 million and $0.4 million for the three months ended September 30, 2016 and 2015, respectively, and $1.0 million and $0.9 million for the nine months ended September 30, 2016 and 2015, respectively.

7. IDENTIFIABLE INTANGIBLE ASSETS
Identifiable intangible assets are initially recorded at fair value at the time of acquisition generally using an income or cost approach. The Company capitalizes costs incurred to renew or extend the term of recognized intangible assets and amortizes those costs over their expected useful lives.
The components of the Company’s identifiable intangible assets were as follows:

	September 30, 2016
	Weighted Average Life	Cost	Accumulated Amortization	Net
	(Dollars in thousands)
Product technology	12 years	$40,619	$(21,320)	$19,299
Customer relationships	12 years	56,830	(32,603)	24,227
Trademarks/brand names	—	300	(300)	—
		$97,749	$(54,223)	$43,526

SEASPINE HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	December 31, 2015
	Weighted Average Life	Cost	Accumulated Amortization	Net
	(Dollars in thousands)
Product technology	12 years	$31,169	$(19,280)	$11,889
Customer relationships	12 years	56,830	(29,087)	27,743
Trademarks/brand names	—	300	(300)	—
		$88,299	$(48,667)	$39,632

Annual amortization expense (including amounts reported in cost of goods sold) is expected to be approximately $7.3 million in 2016, $6.8 million in 2017, $6.5 million in 2018, $5.8 million in 2019 and $4.9 million in 2020. Amortization expense totaled $1.6 million and $2.0 million for the three months ended September 30, 2016 and 2015, respectively, and includes $0.7 million of amortization of product technology-based intangible assets. Amortization expense totaled $5.6 million and $6.1 million for the nine months ended September 30, 2016 and 2015, respectively, and includes $2.0 million of amortization of product technology-based intangible assets. The amortization of product technology-based intangible assets is presented by the Company within cost of goods sold.

SEASPINE HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. BUSINESS COMBINATIONS

In August 2016, the Company entered into an Asset Purchase Agreement (“APA”) with N.L.T Spine Ltd. (“NLT”), and NLT Spine, Inc., a wholly owned subsidiary of NLT, pursuant to which the Company agreed to purchase certain of the assets (the “Purchased Assets”) of NLT’s medical device business (the “Medical Device Business”), including substantially all of NLT’s medical device intellectual property (the “Medical Device Intellectual Property”). NLT owns certain assets related to the ownership, design, development, manufacture, marketing and commercial exploitation of certain expandable interbody medical devices. The acquisition was undertaken to expand the Company's growth in interbody medical devices, one of the fastest growing market segments of the spine hardware market.

Upon the terms and subject to the conditions of the APA, at the initial closing (as defined in the APA), the Company entered into (i) an exclusive license agreement with NLT, pursuant to which the Company will receive an exclusive, worldwide license to make, use, import, offer for sale, sell and otherwise commercially exploit NLT’s medical device products (the “Medical Device Products”), (ii) a transition services agreement with NLT, pursuant to which NLT will provide certain services in respect of the continued development of the Medical Device Intellectual Property and Medical Device Products and (iii) a non-competition and non-solicitation agreement with NLT, pursuant to which NLT and its affiliates agree not to compete with the Company with respect to the Medical Device Business, subject to certain exceptions.

The purchase price consisted of an initial cash payment to NLT of $1.0 million, which was paid on September 26, 2016 upon the initial closing, and $3.5 million worth of shares (the "Shares") of the Company’s common stock (the "Stock Consideration"), which is anticipated to be issued during the fourth quarter of 2016. The number of shares is determined based on the volume weighted average closing price (“VWAP”) of the common stock during the twenty trading day period ending one trading day prior to the issuance date of the Stock Consideration, provided, however, that the minimum VWAP shall be $10.00 and the maximum VWAP shall be $17.00. If any sale of Shares results in aggregate net proceeds to NLT in excess of $3.5 million, then NLT shall pay to the Company, in cash, an amount equal to one-half of the net proceeds received by NLT from such sale and each subsequent sale of Shares.

There are also maximum milestone payments of $5.0 million, payable in cash or the Company's common stock, at the Company's election, which are contingent on the Company's achievement of four independent events related to the commercialization of the Medical Device Products. In connection with the acquisition, after the initial closing the Company will pay NLT contingent asset purchase payments equal to declining (over time) percentages of the Company’s future net sales of certain of the Medical Device Products not to exceed $43.0 million in the aggregate. In addition, the Company has the option to terminate any future obligation to make royalty payments by making a one-time cash payment to NLT of $18.0 million.

The Company accounted for this transaction as a business combination in accordance with Accounting Standards Codification ("ASC") 805 Business Combinations, and as such, the assets acquired have been recorded at their respective fair values. There were no liabilities assumed. The determination of fair value for the identifiable intangible assets acquired requires extensive use of estimates and judgments. Significant estimates include, but are not limited to, measurements estimating cash flows and determining the appropriate discount rate, which are considered Level 3 inputs, as defined using the fair value concepts defined in ASC 820. Intangible assets acquired were fair valued at $9.3 million as of the initial closing date and recorded as Product Technology intangible assets, which are being amortized ratably over a useful life of 10 years from the initial closing. Acquisition costs of $0.5 million incurred were recorded as selling, marketing and administrative.

The following table summarizes the preliminary estimated fair value of total consideration to be paid to NLT. The Company estimated the fair value of the contingent consideration, including milestone obligations and royalty obligations, using a probability weighted approach that considers the possible outcomes based on assumptions related to the timing and probability of the product launch dates, discount rates matched to the timing of payments, and probability of success rates and discount adjustments on the related cash flows. Subsequent to the acquisition date, at each reporting period, the contingent consideration liabilities will be remeasured at current fair value with changes to be recorded in the consolidated statements of operations. The total purchase price is allocated to the intangible assets subject to amortization based on their fair values, which are the sole assets acquired in connection with this acquisition.

SEASPINE HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands)
Cash paid for purchase	$1,000
Contingent closing consideration	3,100
Contingent milestone payments	2,300
Contingent asset purchase payments	2,900
Total purchase price	$9,300

The Company is still in the process of finalizing the valuation of contingent consideration liabilities and intangible assets. Certain assumptions that were in place at the initial closing could result in material changes in the purchase price allocation. The Company anticipates finalizing the purchase price allocation in the fourth quarter of 2016.

The results of operations of the NLT Purchased Assets are not included in our consolidated statements of operations for the three and nine months ended September 30, 2016 as the initial close of the transaction occurred on September 26, 2016. The balance sheet as of September 30, 2016 includes the estimated fair value of assets acquired from NLT. The unaudited pro forma financial information set forth below assumes that the NLT Purchased Assets had been acquired on January 1, 2015. The unaudited pro forma financial information includes the effect of estimated amortization charges for acquired intangible assets of $0.2 million and $0.6 million for the three and nine months ended September 30, 2016 and 2015, respectively, the estimated research and development expenses for the Purchased Assets of $0.3 million and $0.8 million for the three and nine months ended September 30, 2016 and 2015, respectively, and the removal of non-recurring acquisition costs of $0.5 million for the three and nine months ended September 30, 2016. There was no adjustment to the total revenues. The unaudited pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
(In thousands, except per share data)	(Unaudited)
Operating loss	$(9,511)	$(15,151)	$(34,945)	$(40,519)
Net loss	(9,467)	(14,681)	(34,419)	(43,226)
Net loss per share, basic and diluted	$(0.84)	$(1.31)	$(3.07)	$(3.88)
Weighted average shares used to compute basic and diluted net loss per share	11,271	11,171	11,206	11,130

9. STOCK-BASED COMPENSATION

For periods prior to the spin-off, the Company’s stock-based compensation was derived from the equity awards granted by Integra to individuals who became the Company’s employees after the spin-off. As those stock-based compensation plans were Integra’s plans, the amounts have been recognized in the consolidated statements of operations and the Integra net investment account on the consolidated balance sheet. For periods after the spin-off, the Company's stock-based compensation has been recognized through the consolidated statement of operations and the Company's additional paid-in capital account on the consolidated balance sheet.

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
In May 2015, the Company adopted the 2015 Incentive Award Plan (the "2015 Plan"), under which the Company can grant its employees and non-employee directors incentive stock options and non-qualified stock options, restricted stock, performance stock, dividend equivalent rights, stock appreciation rights, stock payment awards and other incentive awards. The Company may issue up to 2,000,000 shares of its common stock under the 2015 Plan. On January 27, 2016, the Company's board of directors approved an amendment and restatement of the 2015 Plan, pursuant to which the share reserve was increased by

SEASPINE HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

300,000 shares over the original share reserve under the 2015 Plan, and on March 30, 2016, the board of directors approved an amendment and restatement of the 2015 Plan, pursuant to which the share reserve was increased by an additional 1,209,500 shares of common stock. Such amendments and restatements were approved by the stockholders of the Company on June 7, 2016. As a result, pursuant to the final amended and restated 2015 Plan (the "Restated Plan"), an aggregate of 1,509,500 additional shares are reserved for issuance under the Restated Plan relative to the share reserve under the 2015 Plan.
Restricted Stock Awards, Restricted Stock Units and Performance Stock Awards
Performance stock awards, restricted stock awards and restricted stock units generally have requisite service periods of three years. Performance stock awards are subject to graded vesting and the Company expenses their fair value over the requisite service period. The Company expenses the fair value of restricted stock awards and restricted stock units on an accelerated basis over the vesting period or requisite service period, whichever is shorter. Stock-based compensation expense related to restricted stock awards, restricted stock units and performance stock awards includes an estimate for forfeitures. The expected forfeiture rate of all equity-based compensation is based on historical experience of pre-vesting forfeitures on awards by each homogenous group of shareowners and is estimated to be 12% annually for all non-executive employees for the nine months ended September 30, 2016 and 10% annually for the nine months ended September 2015. There is no forfeiture rate applied for non-employee directors and executive employees as their pre-vesting forfeitures are anticipated to be highly unlikely. As individual grant awards become fully vested, stock-based compensation expense is adjusted to recognize actual forfeitures.
During the nine months ended September 30, 2016, the Company granted 75,075 shares of restricted stock awards, all of which were granted to non-employee directors. As of September 30, 2016, there was approximately $0.4 million of total unrecognized compensation expense related to unvested awards. This cost is expected to be recognized over a weighted-average period of approximately one year.

Stock Options

Stock option grants to employees generally have requisite service periods of four years, and stock option grants to non-employee directors generally have a requisite service period of one year. Both are subject to graded vesting. The Company records stock-based compensation expense associated with stock options on an accelerated basis over the various vesting periods within each grant and based on their fair value at the date of grant using the Black-Scholes-Merton option pricing model. The following weighted-average assumptions were used in the calculation of fair value for options grants for the three and nine months ended September 30, 2016, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	1.1%	1.6%	1.3%	1.6%
Expected volatility	38.1%	35.3%	38.3%	35.3%
Expected term (in years)	5.1	5.3	4.9	5.3

The Company considered that it has never paid cash dividends and does not currently intend to pay cash dividends. The risk-free interest rates are derived from the U.S. Treasury yield curve in effect on the date of grant for instruments with a remaining term similar to the expected term of the options. Due to the Company’s limited historical data, the expected volatility is calculated based upon the historical volatility of comparable companies in the medical device industry whose share prices are publicly available for a sufficient period of time. The expected term of "plain vanilla" options is calculated using the simplified method as prescribed by accounting guidance for stock-based compensation. A "plain vanilla" option is an option with the following characteristics: (1) the option is granted at-the-money; (2) exercisability is conditional only on satisfaction of a service condition through the vesting date; (3) employees who terminate their service prior to vesting forfeit the options; (4) employees who terminate their service after vesting are granted limited time to exercise their stock options; and (5) the options are nontransferable and non-hedgeable. The expected term of any other option is based on disclosures from similar companies with similar grants. In addition, the Company applies an expected forfeiture rate when amortizing stock-based compensation expense. The expected forfeiture rate of stock options is based on historical experience of pre-vesting forfeitures on awards by each homogenous group of shareowners and is estimated to be 12% annually for all non-executive employees for the nine months ended September 30, 2016, and 10% annually for the nine months ended September 30, 2015. There is no forfeiture rate applied for non-employee directors and executive employees as their pre-vesting forfeitures are anticipated to be highly unlikely. As individual grant awards become fully vested, stock-based compensation expense is adjusted to recognize actual forfeitures.

SEASPINE HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

There were 43,500 and 900,524 stock options granted during the three and nine months ended September 30, 2016, and 1,449,956 options granted during the three and nine months ended September 30, 2015.

As of September 30, 2016, there was approximately $3.5 million of total unrecognized compensation expense related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 1.5 years.
Employee Stock Purchase Plan

In May 2015, the Company adopted a 2015 Employee Stock Purchase Plan, which was amended in December 2015 (as amended, the "ESPP"). Under the ESPP, eligible employees may purchase shares of the Company’s common stock through payroll deductions of up to 15% of eligible compensation during an offering period. Generally, each offering will be for a period of twenty-four months as determined by the Company's board of directors. There are four six-month purchase periods in each offering period for contributions to be made and to be converted into shares at the end of the purchase period. In no event may an employee purchase more than 2,500 shares per purchase period based on the closing price on the first trading date of an offering period or more than $25,000 worth of stock during each calendar year. The purchase price for shares to be purchased under the ESPP is 85% of the lesser of the market price of the Company's common stock on the first trading date of an offering period or any purchase date during an offering period (June 30 or December 31).

The ESPP authorizes the issuance of up to 400,000 shares of common stock pursuant to purchase rights granted to employees. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended. The first offering period under the ESPP commenced on January 1, 2016 and will end on December 31, 2017. However, the ESPP contains a restart feature, such that if the market price of the stock at the end of any six-month purchase period is lower than the stock price at the original grant date of an offering period, that offering period will terminate after that purchase date, and a new two-year offering period will commence on the January 1 or July 1 immediately following the date the original offering period terminated. This restart feature was triggered by the purchase date that occurred on June 30, 2016, such that the offering period that commenced on January 1, 2016 was terminated, and a new offering period commenced on July 1, 2016 and will end on June 30, 2018. The Company applied share-based payment modification accounting to the awards that were initially valued at the grant date to determine the amount of any incremental fair value associated with the modified awards. The impact to stock-based compensation expense for modifications during the three and nine months ended September 30, 2016 was immaterial.

During the nine months ended September 30, 2016, 39,955 shares of common stock were purchased under the ESPP.

The Company estimates the fair value of shares issued to employees under the ESPP using the Black-Scholes-Merton option-pricing model. The following weighted average assumptions were used in the calculation of fair value of shares under the ESPP at the grant date for the three and nine months ended September 30, 2016:

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Expected dividend yield	0%	0%
Risk-free interest rate	0.5%	0.6%
Expected volatility	29.3%	30.5%
Expected term (in years)	1.2	1.2

10. LEASES

The Company leases administrative, manufacturing, research, and distribution facilities and various manufacturing, office and transportation equipment through operating lease agreements. Future minimum lease payments under these operating leases at September 30, 2016 are as follows:

Payments Due by Calendar Year
(In thousands)
2016	$574
2017	2,185
2018	2,220
2019	2,262

SEASPINE HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2020	2,317
Thereafter	12,160
Total minimum lease payments	$21,718

Total rental expense for the three months ended September 30, 2016 and 2015 was $0.7 million and $0.5 million, respectively, and $2.3 million and $1.7 million for the nine months ended September 30, 2016 and 2015, respectively.

11. INCOME TAXES
The following table provides a summary of the Company’s effective tax rate for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Reported tax rate	1.1%	1.9%	1.6%	(5.4)%

The Company reported a $0.3 million benefit from the change in realizable deferred tax assets of a foreign subsidiary for the three months ended September 30, 2015. The Company reported income tax expense for the nine months ended September 30, 2015 related to the taxable income generated by its U.S. subsidiary that was not part of the U.S. consolidated tax group as of September 30, 2015. As such, despite the reported losses before income taxes in those periods, the taxable income generated by such U.S. subsidiary was not allowed to be offset against the taxable losses generated by its other U.S. subsidiaries through August 31, 2015. Effective September 1, 2015, the Company made an election that will allow it to offset any future taxable losses generated by its U.S. subsidiaries against any future taxable income generated by its U.S. subsidiaries.

The Company reported an income tax benefit for the three and nine months ended September 30, 2016 which was primarily the result of a refund of tax initially paid toward the income tax return for our U.S. subsidiary which was not part of the U.S. consolidated tax group for the tax period January 1, 2015 through August 31, 2015. The Company also recorded a tax benefit related to the reversal of a liability recorded under ASC 740-10 due to the expiration of the statute of limitations. In addition, for all periods presented, the pretax losses incurred by the consolidated U.S. tax group received no corresponding tax benefit because we have concluded that it is more likely than not that the Company will be unable to realize the value of any resulting deferred tax assets. The Company will continue to assess its position in future periods to determine if it is appropriate to reduce a portion of its valuation allowance in the future.

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

12. COMMITMENTS AND CONTINGENCIES
In consideration for certain technology, manufacturing, distribution, and selling rights and licenses granted to the Company, the Company has agreed to pay royalties on sales of certain products sold by the Company. The royalty payments that the Company made under these agreements were included on the condensed consolidated statements of operations as a component of cost of goods sold.
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

SEASPINE HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

does not believe there are any pending legal proceedings that would have a material impact on the Company’s financial position, cash flows or results of operations.

13. SEGMENT AND GEOGRAPHIC INFORMATION

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
Revenue, net consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Orthobiologics	$16,186	$16,472	$49,649	$49,527
Spinal fusion hardware	15,555	16,207	46,692	48,927
Total revenue, net	$31,741	$32,679	$96,341	$98,454

The Company attributes revenues to geographic areas based on the location of the customer. Total revenue by major geographic area consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
United States	$28,485	$30,139	$87,041	$89,081
International	3,256	2,540	9,300	9,373
Total revenue, net	$31,741	$32,679	$96,341	$98,454

SEASPINE HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. SUBSEQUENT EVENT

On November 9, 2016, the Company announced that it is reducing its workforce as part of broad cost reduction measures to be implemented immediately. The expected charges to be recorded in connection with the employee termination costs related to this workforce reduction are $0.4 million, which are anticipated to be incurred and paid during the fourth quarter of 2016.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis refers to and should be read in conjunction with the condensed consolidated financial statements and the corresponding notes included elsewhere in this report. We believe that the assumptions underlying the condensed consolidated financial statements and the corresponding notes are reasonable. However, the condensed consolidated financial statements may not necessarily reflect our results of operations, financial position and cash flows for future periods or what they would have been had SeaSpine been a separate, stand-alone company during the periods presented. The following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The matters discussed in these forward-looking statements are subject to risk and uncertainties that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. Such risks and uncertainties may also give rise to future claims and increase exposure to contingent liabilities. Please see the “Risk Factors” section included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 for a discussion of the uncertainties, risks and assumptions associated with these statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
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

Integra continues to provide some of the services related to these functions to us after the spin-off on a transitional basis for a fee under a transition services agreement. We incurred $0.3 million of transition service fees from Integra in the nine months ended September 30, 2016, and $1.8 million for the both three and nine months ended September 30, 2015. Such fees for the three months ended September 30, 2016 were immaterial. We do not expect to incur significant costs in the future under the transition services agreement. In addition, costs associated with supply agreements with Integra for our Mozaik product line are at materially different terms than those that were incurred while the business was part of Integra. Also, we are incurring costs as an independent, publicly-traded company that are different from the costs historically allocated to us by Integra.

Overview
We are a global medical technology company focused on the design, development and commercialization of surgical solutions for the treatment of patients suffering from spinal disorders. We have a comprehensive portfolio of orthobiologics and spinal fusion hardware solutions designed to meet the varying combinations of products that neurosurgeons and orthopedic spine surgeons need to perform fusion procedures in the lumbar, thoracic and cervical spine. We believe this broad combined portfolio of orthobiologics and spinal fusion hardware products is essential to meet the “complete solution” requirements of neurosurgeons and orthopedic spine surgeons.
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
Our U.S. sales organization consists of regional business and territory sales managers who oversee a broad network of independent orthobiologics and spinal fusion hardware sales agents, to whom we consign and loan our products and pay commissions based on the sales of our products that they generate. These sales are generated by building and maintaining relationships with the neurosurgeons and orthopedic spine surgeons who use our products in surgeries or from the hospitals that order our products directly. Our international sales organization is composed of a sales management team that oversees a network of independent orthobiologics and spinal fusion hardware stocking distributors in over 30 countries that purchase products directly from us and independently sell them. For the nine months ended September 30, 2016 and 2015, international sales accounted for approximately 10% of our revenue. Our policy is not to sell our products through or participate in physician-owned distributorships.
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
In the United States, we generate most of our revenue by consigning our orthobiologics products and by consigning or loaning our spinal fusion hardware sets to hospitals and independent sales agents, who in turn either deliver them to hospitals for a single surgical procedure, after which they are returned to us, or leave them with hospitals that are high volume users for multiple procedures. The spinal fusion hardware sets typically contain the instruments, disposables, and spinal implants required to complete a surgery. We ship replacement inventory to independent sales agents to replace the consigned inventory used in surgeries. We maintain and replenish loaned sets at our facility and return replenished sets to a hospital or independent sales agent for the next procedure. We recognize revenue on these consigned or loaned products when they have been used or implanted in a surgical procedure.
For all other sales transactions, including sales to international stocking distributors and private label partners, we recognize revenue when the products are shipped to the customer or stocking distributor and the transfer of title and risk of loss occurs. There is generally no customer acceptance or other condition that prevents us from recognizing revenue in accordance with the delivery terms for these sales transactions.
We entered into certain supply agreements with Integra, pursuant to which Integra provides us with certain raw materials and we provide each other with finished product for further sale in the operation of each other’s business. These supply agreements reflect new pricing compared to our historical arrangements prior to the spin-off.
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
Selling, General and Administrative Expense
Our selling, general and administrative (“SG&A”) expenses consist primarily of sales commissions to independent sales agents, cost of medical education and training, payroll and other headcount related expenses, depreciation of instrument sets, instrument replacement expense, stock-based compensation, the medical device excise tax (through 2015), marketing expenses, supply chain and distribution expenses, and expenses for information technology, legal, human resources, insurance, finance, facilities, and management, the substantial majority of which were allocated from Integra prior to the spin-off. Subsequent to the spin-off, we are incurring these expenses directly as an independent, publicly-traded company.
We expect our SG&A expenses, excluding allocations from Integra incurred prior to the spin-off, to increase shortly after the spin-off as we continue to hire additional personnel to support the growth of our business, expand our product portfolio and add related sales and marketing personnel, and as a result of being an independent, publicly-traded company. However, those increases will slow and we will begin seeing decreases to SG&A expenses as we incur lower fees for services incurred under a transition services agreement with Integra and the absence of spin-off related charges.
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

RESULTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except percentages)	2016	2015	2016	2015
Total revenue, net	$31,741	$32,679	$96,341	$98,454
Cost of goods sold	13,881	17,341	42,094	44,448
Gross profit	17,860	15,338	54,247	54,006
Gross margin	56.3%	46.9%	56.3%	54.9%
Operating expenses:
Selling, general and administrative	23,803	26,348	76,166	83,059
Research and development	2,600	2,364	8,534	5,973
Intangible amortization	955	1,295	3,517	4,049
Total operating expenses	27,358	30,007	88,217	93,081
Operating loss	(9,498)	(14,669)	(33,970)	(39,075)
Other income (expense), net	(59)	195	(33)	(577)
Loss before income taxes	(9,557)	(14,474)	(34,003)	(39,652)
Provision (benefit) for income taxes	(103)	(275)	(559)	2,130
Net loss	$(9,454)	$(14,199)	$(33,444)	$(41,782)

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015
Revenue
Total revenue, net decreased for the three months ended September 30, 2016 by $1.0 million, or 3.0%, to $31.7 million compared to $32.7 million for the same period in 2015.

	Three Months Ended September 30,
	2016	2015
	(In millions)
Orthobiologics	$16.2	$16.5
% of total revenue, net	51%	50%
Spinal Fusion Hardware	15.5	16.2
% of total revenue, net	49%	50%
Total revenue, net	$31.7	$32.7
Orthobiologics revenues totaled $16.2 million for the three months ended September 30, 2016, a decrease of $0.3 million as compared to the same period in 2015, mainly because sales in the United States decreased $0.4 million to $14.6 million in the three months ended September 30, 2016 compared to the same period in 2015, primarily due to pricing pressures (a decrease of $2 in average unit price for the items sold).
Spinal fusion hardware revenues totaled $15.5 million for the three months ended September 30, 2016, a decrease of 4.3% from the same period in 2015. Revenue from sales in the United States decreased $1.2 million to $13.9 million in the three months ended September 30, 2016 compared to the same period in 2015. The U.S. hardware portfolio continued to face mid-single digit pricing pressures and lower demand for our older spinal fusion hardware products, particularly in our thoracolumbar systems. Revenue from international sales of our spinal hardware fusion products increased $0.5 million to $1.6 million in the three months ended September 30, 2016 compared to the same period in 2015, primarily due to new distribution channels in Latin America.
The following table sets forth our total revenue, net by geography for the three months ended September 30, 2016 and 2015.

	Three Months Ended September 30,
	2016	2015
	(In millions)
United States	$28.5	$30.1
International	3.2	2.6
Total revenue, net	$31.7	$32.7
Cost of Goods Sold and Gross Margin
Cost of goods sold for the three months ended September 30, 2016 decreased $3.5 million to $13.9 million compared to the same period in 2015. Gross margin was 56.3% for the three months ended September 30, 2016 and 46.9% for the three months ended September 30, 2015. The increase in gross margin was mainly driven by the absence of a $4.4 million non-recurring charge recorded in the third quarter of 2015 for excess and obsolete spinal fusion hardware inventory, the substantial majority of which was purchased prior to the spin-off and a portion of which was primarily intended for distribution in international markets. This charge was a result of the Company's assessment of its growth strategy for international markets, completed in the third quarter of 2015, following the spin-off.
Selling, General and Administrative
SG&A expenses decreased $2.5 million to $23.8 million for the three months ended September 30, 2016 compared to the same period in 2015. The decrease was mainly driven by a $1.2 million decrease in fees incurred for services under a transition services agreement with Integra and a $2.5 million decrease in professional fees related to the spin-off, $0.4 million lower commissions due to slightly lower sales and the absence of $0.5 million of medical device excise tax expense compared to the same period in 2015. These decreases were somewhat offset by a $1.9 million increase in compensation due to increased head count.

Research and Development
R&D expenses increased $0.2 million to $2.6 million, or 8.2% of revenue, for the three months ended September 30, 2016 compared to the same period in 2015. The increase was primarily driven by higher compensation costs due to an increase in headcount, and higher external costs related to product development and clinical studies. For the full year 2016, we plan to increase our investment in R&D to between 7%-9% of revenues, compared to 6% of revenues for the full year-ended December 31, 2015, as we continue to add personnel and accelerate the design and commercialization of new products to expand our product portfolio and conduct additional clinical activities.
Income Taxes

	Three Months Ended September 30,
	2016	2015
	(In thousands)
Loss before income taxes	$(9,557)	$(14,474)
Benefit for income taxes	(103)	(275)
Effective tax rate	1.1%	1.9%

We reported a $0.3 million benefit from the change in realizable deferred tax assets of a foreign subsidiary for the three months ended September 30, 2015.

We reported an income tax benefit for the three months ended September 30, 2016 which was primarily the result of a refund of tax initially paid toward the income tax return for our U.S. subsidiary which was not part of the U.S. consolidated tax group for the tax period January 1, 2015 through August 31, 2015. The Company also recorded a tax benefit related to the reversal of a liability recorded under ASC 740-10 due to the expiration of the statute of limitations. In addition, for all periods presented, the pretax losses incurred by the consolidated U.S. tax group received no corresponding tax benefit because we have concluded that it is more likely than not that we will be unable to realize the value of any resulting deferred tax assets.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015
Revenue
Total revenue, net decreased for the nine months ended September 30, 2016 by $2.2 million or 2.2%, to $96.3 million compared to $98.5 million for the same period in 2015.

	Nine Months Ended September 30,
	2016	2015
	(In millions)
Orthobiologics	$49.6	$49.6
% of total revenue, net	52%	50%
Spinal Fusion Hardware	46.7	48.9
% of total revenue, net	48%	50%
Total revenue, net	$96.3	$98.5
Orthobiologics revenues totaled $49.6 million for the nine months ended September 30, 2016, flat as compared to the same period in 2015. Revenue from sales in the United States increased $0.4 million to $44.4 million in the nine months ended September 30, 2016 compared to the same period in 2015, primarily because of increased demand for our third generation demineralized bone matrix products. Revenue from international sales decreased $0.3 million to $5.2 million in the nine months ended September 30, 2016 compared to the same period in 2015.
Spinal fusion hardware revenues totaled $46.7 million for the nine months ended September 30, 2016, a decrease of 4.5% from the same period in 2015. Revenue from sales in the United States decreased $2.5 million to $42.6 million in the nine months ended September 30, 2016 compared to the same period in 2015. The U.S. hardware portfolio continued to face mid-single digit pricing pressures and lower demand for our older spinal fusion hardware products, particularly in our thoracolumbar systems. We expect sales of products that will be launched in the fourth quarter of 2016 and recently launched interbody devices and cervical fixation systems and our expandable interbody device accelerate in the fourth quarter of 2016 and somewhat offset the anticipated continued decline in sales of our older spinal fusion hardware product lines. Sales of our spinal hardware fusion products internationally increased $0.2 million to $4.0 million in the nine months ended September 30, 2016 compared to the same period in 2015, primarily due to new distribution channels in Latin America.
The following table sets forth our total revenue, net by geography for the nine months ended September 30, 2016 and 2015.

	Nine Months Ended September 30,
	2016	2015
	(In millions)
United States	$87.0	$89.1
International	9.3	9.4
Total revenue, net	$96.3	$98.5
Cost of Goods Sold and Gross Margin
Cost of goods sold for the nine months ended September 30, 2016 decreased $2.4 million to $42.1 million compared to the same period in 2015. Gross margin was 56.3% for the nine months ended September 30, 2016 and 54.9% for the nine months ended September 30, 2015. The increase in gross margin was mainly driven by lower manufacturing costs in 2016 as we began to sell the Mozaik product that we manufactured internally at a lower cost compared to the cost we paid to Integra for Mozaik product under our supply agreement with Integra, the absence of a $4.4 million non-recurring charge taken in the nine months ended September 30, 2015 for excess and obsolete spinal fusion hardware inventory, the substantial majority of which was purchased prior to the spin-off and a portion of which was primarily intended for distribution in international markets, and the absence of $0.5 million of allocation expenses from Integra in the nine months ended September 30, 2015, offset by a $1.7 million provision for excess and obsolete orthobiologics inventory recorded in the first quarter of 2016 related to a portion of our matched-donor cancellous bone raw material on hand.
Cost of goods sold included $2.0 million of amortization for technology-based intangible assets in both of the nine months ended September 30, 2016 and 2015.
Selling, General and Administrative
SG&A expenses decreased $6.9 million to $76.2 million for the nine months ended September 30, 2016 compared to the same period in 2015. For the nine months ended September 30, 2015, SG&A expense included $18.6 million of nonrecurring spin-off related charges, $1.4 million of medical device excise tax expense and $8.6 million of allocated expenses from Integra. Since the spin-off, we have directly incurred those operating expenses that were previously represented in the allocation from Integra, including the compensation and related costs of our executive management team and expenses associated with being an independent, publicly-traded company, such as audit, insurance, and information technology-related fees. We have also incurred greater expense from the hiring of additional marketing, sales and administrative headcount since the spin-off.
Research and Development
R&D expenses increased $2.6 million to $8.5 million, or 8.9% of revenue, for the nine months ended September 30, 2016 compared to the same period in 2015. The increase was primarily driven by a $2.4 million increase in compensation costs due to an increase in headcount, and increased external costs related to product development and clinical studies, offset by the absence of $0.3 million of allocation expense from Integra that was reported for the nine months ended September 30, 2015.

Income Taxes

	Nine Months Ended September 30,
	2016	2015
	(In thousands)
Loss before income taxes	$(34,003)	$(39,652)
Provision (benefit) for income taxes	(559)	2,130
Effective tax rate	1.6%	(5.4)%

We reported income tax expense for the nine months ended September 30, 2015 related to the taxable income generated by our U.S. subsidiary that was not part of the U.S. consolidated tax group as of August 31, 2015. As such, despite the reported losses before income taxes in those periods, the taxable income generated by such U.S. subsidiary was not allowed to be offset against the taxable losses generated by our other U.S. subsidiaries through August 31, 2015. Effective September 1, 2015, we made an election that allows us to offset any future taxable losses generated by our U.S. subsidiaries against any future taxable income generated by our U.S. subsidiaries.

We reported an income tax benefit for the nine months ended September 30, 2016 which was primarily the result of a refund of tax initially paid toward the income tax return for our U.S. subsidiary which was not part of the U.S. consolidated tax group for the tax period January 1, 2015 through August 31, 2015. The Company also recorded a tax benefit related to the reversal of a liability recorded under ASC 740-10 due to the expiration of the statute of limitations. In addition, for all periods presented, the pretax losses incurred by the consolidated U.S. tax group received no corresponding tax benefit because we have concluded that it is more likely than not that we will be unable to realize the value of any resulting deferred tax assets.

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
Loss before income taxes includes the following special charges:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)		(In thousands)
Global ERP implementation charges	$—	$—	$—	$95
SeaSpine spin-off related charges	—	2,500	—	17,278
Transition services agreement charges	—	1,800	264	1,800
Total	$—	$4,300	$264	$19,173

The items reported above are reflected in the consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)		(In thousands)
Cost of goods sold	$—	$436	$—	$563
Selling, general and administrative	—	3,864	264	18,610
Total	$—	$4,300	$264	$19,173
These special charges are directly related to the SeaSpine business and do not include allocations from Integra. SeaSpine spin-off related charges include legal, accounting, program management and outside consulting expenses incurred as part of the spin-off from Integra, and incremental personnel costs associated with becoming an independent, publicly-traded company.

Liquidity and Capital Resources
Overview

As of September 30, 2016, we had cash and cash equivalents totaling approximately $20.8 million, and $26.2 million of borrowing capacity was available under a credit facility that we entered into in December 2015, which expires in December 2018, subject to a one-year extension at our election. At September 30, 2016, there was $3.8 million outstanding under this credit facility. The credit facility contains various customary affirmative and negative covenants agreed to by us, including prohibiting us from incurring indebtedness without the lender’s consent. The credit facility also includes a financial covenant that requires us to maintain a minimum fixed charge coverage ratio of 1.10 to 1.00 for the applicable measurement period if our Total Liquidity (as defined in the credit facility) is less than $5.0 million. We were in compliance with that covenant at September 30, 2016.

At September 30, 2016, there was also $0.8 million short-term debt outstanding under the insurance premium financing agreements we entered into in July 2016. For more information regarding the credit facility and the insurance premium financing agreements, see Note 3 "Debt and Interest" to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.

In August 2016, we entered into an Asset Purchase Agreement with NLT to acquire certain of the assets of NLT’s medical device business related to the expandable interbody medical devices. We made an upfront cash payment of $1.0 million in connection with the initial closing in September 2016. The Company recorded a preliminary purchase accounting fair value estimate for $2.3 million of contingent milestone payments related to the achievement of certain commercial milestones, which we anticipate will become payable at varying times between 2017 and 2020, and for $2.9 million of contingent asset purchase payments based on percentages of the Company’s future net sales of certain of the Medical Device Products, which we anticipate will become payable at varying times between 2017 and 2027. The milestone contingent payments are payable in cash or the Company's common stock, at the Company's election.

We believe that our cash and cash equivalents on hand and the amount available to us under our credit facility will be sufficient to fund our operations for at least the next twelve months.
Cash and Cash Equivalents
We had cash and cash equivalents totaling approximately $20.8 million and $33.4 million at September 30, 2016 and December 31, 2015, respectively.
Cash Flows

	Nine Months Ended September 30,
	2016	2015
	(In thousands)
Net cash used in operating activities	$(10,406)	$(29,451)
Net cash used in investing activities	(6,857)	(9,976)
Net cash provided by financing activities	4,455	77,210
Effect of exchange rate changes on cash and cash equivalents	187	68
Net (decrease) increase in cash and cash equivalents	$(12,621)	$37,851

Net Cash Used in Operating Activities
Cash used in operating activities for the nine months ended September 30, 2016 decreased by $19.0 million compared to the same period in 2015. Cash used in operating activities decreased primarily due to the absence of spin-off related charges. Among the changes in working capital, in the nine months ended September 30, 2016 compared to the prior year period, the decrease in accounts receivable and prepaid expenses and other current assets reduced cash used in operating activities by $1.7 million collectively, and we spent $8.8 million less cash on inventory, all of which was partially offset by a $9.3 million increase in use of cash for accounts payable, accrued expenses and other liabilities.
Net Cash Used in Investing Activities
Net cash used in investing activities was $6.9 million for the nine months ended September 30, 2016 compared to $10.0 million for the same period in 2015. The decreased use of cash was primarily attributable to the completion of implementing a global ERP system during the second quarter of 2015, offset by the $1.0 million cash payment associated with the NLT acquisition during the third quarter of 2016.

Net Cash Provided by Financing Activities
Net cash provided by financing activities was $4.5 million for the nine months ended September 30, 2016, comprised primarily of $3.3 million we borrowed from the revolving line of credit in September 2016 under the credit facility we entered into in December 2015, and $0.8 million we borrowed under the insurance premium financing agreements we entered into in July 2016, net of repayments. For more information regarding the credit facility and the insurance premium financing agreements, see Note 3 "Debt and Interest" to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report. The net cash provided by financing activities of $77.2 million for the nine months ended September 30, 2015 was investment received from Integra prior to the spin-off.
Off-Balance Sheet Arrangements
There were no off-balance sheet arrangements as of September 30, 2016 that have or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, cash flows, liquidity, capital expenditures or capital resources that is material to our business.

Contractual Obligations and Commitments

There have been no material changes outside the ordinary course of our business in the contractual obligations disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Other Matters
Critical Accounting Estimates
The critical accounting estimates disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 have not materially changed.
Recently Issued Accounting Pronouncements
Information regarding new accounting pronouncements is included in Note 2, "Summary of Significant Accounting Policies," to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The market risk exposures described in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 have not changed materially during the nine months ended September 30, 2016.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of our management, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations of Internal Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit No.	Description
*+%2.1(a)	Asset Purchase Agreement among SeaSpine Holdings Corporation, N.L.T Spine Ltd. and NLT Spine, Inc. effective August 17, 2016

*2.1(b)	Amendment to the Asset Purchase Agreement dated as of September 26, 2016 by and among SeaSpine Holdings Corporation, N.L.T Spine Ltd. and NLT Spine, Inc.

#10.1
First Amendment to the SeaSpine Holdings Corporation Amended and Restated 2015 Incentive Award Plan,
dated as of August 16, 2016 (incorporated by reference from the registrant’s current report on Form 8-K
(file/film no. 001-36905-161841057) filed with the SEC on August 18, 2016.

*31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*†101.INS	XBRL Instance Document

*†101.SCH	XBRL Taxonomy Extension Schema Document

*†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*†101.DEF	XBRL Definition Linkbase Document

*†101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

*†101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

+
Confidential treatment has been requested or granted to certain confidential information contained in this exhibit. Such information was omitted from this exhibit by means of redacting a portion of the text and replacing it with an asterisk.We have filed separately with the SEC an unredacted copy of the exhibit.

%
Certain schedules and attachments referenced in this agreement have been omitted in accordance with Item 601(b)(2)
of Regulation S-K. A copy of any omitted schedule and attachment will be furnished supplementally to the SEC upon request.

**
These certifications are being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation by reference language in such filing.

#	Management contract or compensatory plan

† The financial information of SeaSpine Holdings Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 filed on November 10, 2016 formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Loss, (iii) the Condensed Consolidated Balance Sheets, (iv) Parenthetical Data to the Condensed Consolidated Balance Sheets, (v) the Condensed Consolidated Statements of Cash Flows, (vi) the Condensed Consolidated Statement of Equity, and (vii) Notes to Unaudited Condensed Consolidated Financial Statements, is furnished electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEASPINE HOLDINGS CORPORATION

Date:	November 10, 2016	/s/ Keith C. Valentine
Keith C. Valentine
President and Chief Executive Officer

Date:	November 10, 2016	/s/ John J. Bostjancic
John J. Bostjancic
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
*+%2.1(a)	Asset Purchase Agreement among SeaSpine Holdings Corporation, N.L.T Spine Ltd. and NLT Spine, Inc. effective August 17, 2016

*2.1(b)	Amendment to the Asset Purchase Agreement dated as of September 26, 2016 by and among SeaSpine Holdings Corporation, N.L.T Spine Ltd. and NLT Spine, Inc.

#10.1
First Amendment to the SeaSpine Holdings Corporation Amended and Restated 2015 Incentive Award Plan,
dated as of August 16, 2016 (incorporated by reference from the registrant’s current report on Form 8-K
(file/film no. 001-36905-161841057) filed with the SEC on August 18, 2016.

*31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*†101.INS	XBRL Instance Document

*†101.SCH	XBRL Taxonomy Extension Schema Document

*†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*†101.DEF	XBRL Definition Linkbase Document

*†101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

*†101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

+
Confidential treatment has been requested or granted to certain confidential information contained in this exhibit. Such information was omitted from this exhibit by means of redacting a portion of the text and replacing it with an asterisk.We have filed separately with the SEC an unredacted copy of the exhibit.

%
Certain schedules and attachments referenced in this agreement have been omitted in accordance with Item 601(b)(2)
of Regulation S-K. A copy of any omitted schedule and attachment will be furnished supplementally to the SEC upon request.

**
These certifications are being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation by reference language in such filing.

#	Management contract or compensatory plan

† The financial information of SeaSpine Holdings Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 filed on November 10, 2016 formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Loss, (iii) the Condensed Consolidated Balance Sheets, (iv) Parenthetical Data to the Condensed Consolidated Balance Sheets, (v) the Condensed Consolidated Statements of Cash Flows, (vi) the Condensed Consolidated Statement of Equity, and (vii) Notes to Unaudited Condensed Consolidated Financial Statements, is furnished electronically herewith.