Form 10-Q
period 2017-03-31
SeaSpine Holdings Corp
filed 2017-05-05
CIK 1637761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of May 1, 2017 was 11,739,840.

SEASPINE HOLDINGS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SEASPINE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2017	2016
Total revenue, net	$31,894	$31,399
Cost of goods sold	13,172	14,283
Gross profit	18,722	17,116
Operating expenses:
Selling, general and administrative	23,970	25,374
Research and development	3,050	2,753
Intangible amortization	792	1,281
Total operating expenses	27,812	29,408
Operating loss	(9,090)	(12,292)
Other income (expense), net	(13)	258
Loss before income taxes	(9,103)	(12,034)
Benefit for income taxes	—	(27)
Net loss	$(9,103)	$(12,007)
Net loss per share, basic and diluted	$(0.79)	$(1.08)
Weighted average shares used to compute basic and diluted net loss per share	11,586	11,167

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEASPINE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2017	2016
Net loss	$(9,103)	$(12,007)
Other comprehensive income
Foreign currency translation adjustments	81	190
Comprehensive loss	$(9,022)	$(11,817)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEASPINE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except par value data)

	March 31, 2017	December 31, 2016

ASSETS
Current assets:
Cash and cash equivalents	$12,726	$14,566
Trade accounts receivable, net of allowances of $480 and $483	19,388	20,982
Inventories	42,993	45,299
Prepaid expenses and other current assets	2,307	1,813
Total current assets	77,414	82,660
Property, plant and equipment, net	21,122	21,863
Intangible assets, net	40,277	41,785
Other assets	831	857
Total assets	$139,644	$147,165
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable, trade	$8,056	$8,537
Accrued compensation	3,818	4,393
Accrued commissions	4,833	4,398
Short-term debt	67	445
Contingent consideration liabilities	1,497	2,855
Accrued expenses and other current liabilities	3,793	3,790
Total current liabilities	22,064	24,418
Long-term borrowings under credit facility	3,914	3,835
Contingent consideration liabilities	4,120	5,125
Other liabilities	2,892	2,810
Total liabilities	32,990	36,188

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value; 15,000 authorized; no shares issued and outstanding at March 31, 2017 and December 31, 2016	—	—
Common stock, $0.01 par value; 60,000 authorized; 11,737 and 11,258 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	117	113
Additional paid-in capital	185,448	180,753
Accumulated other comprehensive income	1,353	1,272
Accumulated deficit	(80,264)	(71,161)
Total stockholders' equity	106,654	110,977
Total liabilities and stockholders' equity	$139,644	$147,165

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEASPINE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2017	2016
OPERATING ACTIVITIES:
Net loss	$(9,103)	$(12,007)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,715	3,162
Instrument replacement expense	494	589
Impairment of spinal hardware instruments	—	103
Provision for excess and obsolete inventories	1,091	2,525
Amortization of debt issuance costs	35	35
Deferred income tax provision (benefit)	18	(35)
Stock-based compensation	1,226	1,974
Loss from change in fair value of contingent consideration liabilities	185	—
Changes in assets and liabilities:
Accounts receivable	1,623	2,551
Inventories	1,651	(1,022)
Prepaid expenses and other current assets	(491)	1,534
Other non-current assets	(20)	101
Accounts payable	(870)	(3,394)
Accrued commissions	435	(200)
Accrued expenses and other current liabilities	599	(277)
Other non-current liabilities	60	170
Net cash used in operating activities	(352)	(4,191)
INVESTING ACTIVITIES:
Purchases of property and equipment	(902)	(983)
Additions to technology assets	(200)	—
Net cash used in investing activities	(1,102)	(983)
FINANCING ACTIVITIES:
Repayments of short-term debt	(378)	—
Repurchases of common stock for income tax withheld upon vesting of restricted stock awards	(45)	(2)
Net cash used in financing activities	(423)	(2)
Effect of exchange rate changes on cash and cash equivalents	37	349
Net change in cash and cash equivalents	(1,840)	(4,827)
Cash and cash equivalents at beginning of period	14,566	33,429
Cash and cash equivalents at end of period	$12,726	$28,602
Non-cash operating activities:
Settlement of bonus in payment of restricted stock units	$970	$—
Non-cash investing activities:
Property and equipment in liabilities	$1,032	$998
Settlement of contingent closing consideration liabilities in connection with acquisition of business (see Note 8)	$2,548	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEASPINE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)
(In thousands)

	Common Stock		Additional	Accumulated Other		Total
	Number of		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance December 31, 2016	11,258	$113	$180,753	$1,272	$(71,161)	$110,977
Net loss	—	—	—	—	(9,103)	(9,103)
Foreign currency translation adjustment	—	—	—	81	—	81
Restricted stock awards/units issued	136	1	969	—	—	970
Repurchases of common stock for income tax withheld upon vesting of restricted stock awards	(7)	—	(45)	—	—	(45)
Issuance of common stock- NLT contingent closing consideration	350	3	2,545	—	—	2,548
Stock-based compensation	—	—	1,226	—	—	1,226
Balance March 31, 2017	11,737	117	185,448	1,353	(80,264)	106,654

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND BASIS OF PRESENTATION

Business

SeaSpine Holdings Corporation was incorporated in Delaware on February 12, 2015 in connection with the spin-off of the orthobiologics and spinal hardware business of Integra LifeSciences Holdings Corporation, a diversified medical technology company. The spin-off occurred on July 1, 2015. Unless the context indicates otherwise, (i) references to "SeaSpine" or the "Company" refer to SeaSpine Holdings Corporation and its wholly-owned subsidiaries, and (ii) references to "Integra" refer to Integra LifeSciences Holdings Corporation and its subsidiaries other than SeaSpine.

Basis of Presentation and Principle and Consolidation
The Company prepared the unaudited interim condensed consolidated financial statements included in this report in accordance with accounting principles generally accepted in the U.S. (GAAP) for interim financial information and the rules and regulations of the Securities and Exchange Commission (SEC) related to quarterly reports on Form 10-Q.
The Company’s financial statements are presented on a consolidated basis. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. The unaudited interim condensed consolidated financial statements do not include all information and disclosures required by GAAP for annual audited financial statements and should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K filed with the SEC. In the opinion of management, the unaudited interim condensed consolidated financial statements included in this report have been prepared on the same basis as the Company's audited consolidated financial statements and include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations, cash flows, and statement of equity for periods presented. The results for the three months ended March 31, 2017 are not necessarily indicative of the results expected for the full year. The condensed consolidated balance sheet as of December 31, 2016 was derived from the audited consolidated financial statements for the year ended December 31, 2016.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities, and the reported amounts of revenues and expenses. Significant estimates affecting amounts reported or disclosed in the consolidated financial statements include allowances for doubtful accounts receivable and sales returns and other credits, net realizable value of inventories, discount rates and estimated projected cash flows used to value and test impairments of identifiable intangible and long-lived assets, assumptions related to the timing and probability of the product launch dates, discount rates matched to the estimated timing of payments, and probability of success rates and discount adjustments on the related cash flows for contingent considerations in business combinations, depreciation and amortization periods for identifiable intangible and long-lived assets, computation of taxes, valuation allowances recorded against deferred tax assets, the valuation of stock-based compensation and loss contingencies. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the current circumstances. Actual results could differ from these estimates.

Recent Accounting Standards Not Yet Adopted

The Company qualifies as an “emerging growth company” (EGC) pursuant to the provisions of the Jumpstart Our Business Startups (JOBS) Act and elected to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, which permits EGCs to defer compliance with new or revised accounting standards (the EGC extension) until non-issuers are required to comply with such standards. Accordingly, so long as the Company continues to qualify as an EGC, the Company will not have to adopt or comply with new or revised accounting standards until non-issuers are required to adopt or comply with such standards.

In May 2014, the Financial Accounting Standards Board (FASB) issued Update No. 2014-09, Revenue from Contracts with

SEASPINE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Customers (Topic 606). The new standard provides a five-step approach to be applied to all contracts with customers. The new standard also requires expanded disclosures about revenue recognition. In July 2015, the FASB deferred for one year the effective date of the new standard, but early adoption is permitted as early as the original effective date of December 15, 2016. The new standard will be effective for the Company beginning on January 1, 2019, and for interim periods within annual periods beginning on January 1, 2020. The Company is in the process of evaluating of the accounting for determining the transaction price and the number of performance obligations under the new standard. Overall, the Company does not anticipate a material impact on its consolidated financial statements from the adoption of this new standard.

In July 2015, the FASB issued Update No. 2015-11, Simplifying the Measurement of Inventory (Topic 330). The new guidance requires an entity to measure inventory within the scope of the amendment at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The guidance is effective for the Company beginning on January 1, 2017, and interim periods within annual periods beginning on January 1, 2018. Adoption of this new guidance is not expected to have a material effect on the Company’s consolidated financial statements.

In February 2016, the FASB issued Update No. 2016-02, Leases (Topic 842). The new standard requires lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms of greater than twelve months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. The new standard must be adopted using the modified retrospective approach. The standard will be effective for the Company beginning on January 1, 2020, and interim periods within annual periods beginning on January 1, 2021, with early adoption permitted. The Company does not plan to early adopt and expects to apply the transition practical expedients allowed by the standard. Note 11 to the Condensed Consolidated Financial Statements provides details on the Company’s current lease arrangements. While the Company continues to evaluate the impact of this new standard on its consolidated financial statements, the Company expects the primary impact will be to record assets and obligations for current operating leases in the consolidated balance sheets. The Company is in the process of evaluating the impact on its results of operations and statements of cash flows.

In August 2016, the FASB issued Update No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash
Receipts and Cash Payments. This new standard addresses eight specific cash flow issues related to cash receipts and cash payments with the objective of reducing the existing diversity of presentation and classification in the statement of cash flows. The new standard will be effective for the Company beginning on January 1, 2019, and interim periods within annual periods beginning on January 1, 2020. Early adoption is permitted and should be applied using a retrospective transition method to each period presented. The Company is in the process of evaluating the impact of this standard on its consolidated financial statements.

Recently Adopted Accounting Standards

In August 2014, the FASB issued Update No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendment requires management to evaluate, for each annual and interim reporting period, whether there are conditions and events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date the financial statements are issued or are available to be issued. If substantial doubt is raised, additional disclosures around management’s plan to alleviate these doubts are required. This update became effective for all annual periods and interim reporting periods ending after December 15, 2016. The implementation of the amended guidance in 2016 did not have an impact on current disclosures in the Company's consolidated financial statements.

In March 2016, the FASB issued Update No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. Under current accounting guidance an entity is required to report excess tax benefits and tax deficiencies to the extent of previous windfalls in equity when the tax benefit is realized. Excess settlements are currently reported as cash inflows from financing activities. The amendment requires that an entity present all excess tax benefits and all tax deficiencies as income tax expense or benefit in the statement of operations to be applied using a prospective transition method. Related tax settlements are to be presented as cash inflows from operating activities. The Company has the option to use either a prospective or retrospective transition method. The amendment removes the requirement to delay recognition of an excess tax benefit until the tax benefit is realized. A modified retrospective transition method must be applied.

The Company elected to early adopt ASU 2016-09 as of January 1, 2016, the beginning of the annual period that includes the interim period of adoption. Amendments related to accounting for excess tax benefits (deficiencies) have been adopted prospectively, and recognition of excess tax benefits (deficiencies) against income tax expenses was immaterial for the year ended December 31, 2016. The Company elected to apply the change in classification for excess tax benefits in the statement of

SEASPINE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

cash flows on a prospective basis, and elected to continue estimating stock-based compensation award forfeitures in determining the amount of compensation cost to be recognized each period.

In January 2017, the FASB issued Update No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendments in this update provide a screen to determine when a set of transferred assets and activites is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. If the screen is not met, the amendments in this Update (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. The Company early adopted this guidance as of December 31, 2016 and will apply the guidance on a prospective basis.

Net Loss Per Share

Basic and diluted net loss per share was calculated using the weighted-average number of shares of common stock outstanding during the period. The weighted average number of shares used to compute diluted net loss per share excludes any assumed exercise of stock options, and any assumed issuance of common stock under restricted stock units and the Employee Stock Purchase Plan as the effect would be antidilutive. Common stock equivalents of 3.3 million and 2.7 million shares for the three months ended March 31, 2017 and 2016, respectively, were excluded from the calculation because of their antidilutive effect.

3. DEBT AND INTEREST

Credit Agreement
On December 24, 2015, the Company entered into a three-year credit facility (the Credit Facility), with Wells Fargo Bank, National Association. The Credit Facility provides an asset-backed revolving line of credit of up to $30.0 million in borrowing capacity with a maturity date of December 24, 2018, which maturity date is subject to a one-time, one-year extension at the Company's election. In connection with the Credit Facility, the Company was required to become a guarantor and to provide a security interest in substantially all its assets for the benefit of the counterparty.

Borrowings under the Credit Facility accrue interest at the rate then applicable to base rate loans (as customarily defined), unless and until converted into LIBOR rate loans (as customarily defined) in accordance with the terms of the Credit Facility. Borrowings bear interest at a floating annual rate equal to (a) during any month for which the Company's average excess availability (as customarily defined) is greater than $20.0 million, base rate plus (i) 1.25 percentage points for base rate loans and (ii) LIBOR rate plus 2.25 percentage points for LIBOR rate loans, (b) during any month for which the Company's average excess availability is greater than $10.0 million but less than or equal to $20.0 million, (i) base rate plus 1.50 percentage points for base rate loans and (ii) LIBOR rate plus 2.50 percentage points for LIBOR rate loans and (c) during any month for which the Company's average excess availability is less than or equal to $10.0 million, (i) base rate plus 1.75 percentage points for base rate loans and (ii) LIBOR rate plus 2.75 percentage points for LIBOR rate loans. The Company will also pay an unused line fee in an amount equal to 0.375% per annum of the unused Credit Facility amount. The unused line fee is due and payable on the first day of each month.

In September 2016, the Company borrowed $3.3 million from the revolving line of credit. The Company elected to have the LIBOR rate apply to the amount borrowed with an interest period of six months commencing on September 28, 2016, which was further extended for another interest period of six months commencing on March 28, 2017. At March 31, 2017, there was $3.9 million outstanding in total debt and $16.1 million borrowing capacity under the Credit Facility. Debt issuance costs and legal fees related to the Credit Facility totaling $0.4 million were recorded as a deferred asset and are being amortized ratably over the term of the arrangement.

The Credit Facility contains various customary affirmative and negative covenants, including prohibiting the Company from incurring indebtedness without the lender’s consent. The Credit Facility also includes a financial covenant that requires the Company to maintain a minimum fixed charge coverage ratio of 1.10 to 1.00 for the applicable measurement period, if the Company's Total Liquidity (as defined in the Credit Facility) is less than $5.0 million. The Company was in compliance with all applicable covenants at March 31, 2017.

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

SEASPINE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Insurance Premium Finance Agreements

In July 2016, the Company entered into two insurance premium finance agreements (the Finance Agreements), with First Insurance Funding Corporation and AFCO Acceptance Corporation (the Lenders), under which the Lenders will pay premiums, taxes and fees to insurance companies on the Company's behalf for various insurance policies. Under the Finance Agreements, before the end of July 2017, the Company will pay to the Lenders the financed amount of $1.2 million with annual interest rates between 2% and 4%. The Company recorded the total amounts due to the Lenders as short-term debt on the balance sheet. At March 31, 2017, there was $0.1 million outstanding under the Finance Agreements.

4. TRANSACTIONS WITH INTEGRA

Prior to the spin-off, and pursuant to certain supply agreements subsequent to the spin-off, SeaSpine purchased a portion of raw materials and finished goods from Integra for SeaSpine's Mozaik family of products, and SeaSpine contract manufactured certain finished goods for Integra. There were no purchases of raw materials and Mozaik product finished goods from Integra for the three months ended March 31, 2017, and such purchases totaled $0.5 million for the three months ended March 31, 2016. The Company's sale of finished goods sold to Integra under its contract manufacturing arrangement for the three months ended March 31, 2017 totaled $0.2 million, and was immaterial for the three months ended March 31, 2016.
Pursuant to a transition services agreement, Integra and SeaSpine provided certain services to one another following the spin-off, and Integra and SeaSpine will indemnify each other against certain liabilities arising from their respective businesses. Under this agreement, Integra provided the Company with certain support functions, including information technology, accounting and other financial functions, regulatory affairs and quality assurance, human resources and other administrative support. The Company incurred no costs under the agreement for the three months ended March 31, 2017 and approximately $0.1 million of costs under the agreement for the three months ended March 31, 2016. Subsequent to the spin-off, Integra also collected trade receivables from customers on behalf of the Company. The outstanding amount owed by Integra to SeaSpine was immaterial as of March 31, 2017, and $0.3 million as of March 31, 2016.

5. INVENTORIES
Inventories consisted of the following:

	March 31, 2017	December 31, 2016
	(In thousands)
Finished goods	$29,618	$30,922
Work in process	10,283	10,554
Raw materials	3,092	3,823
	$42,993	$45,299

6. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are stated at historical cost less accumulated depreciation and any impairment charges. The Company provides for depreciation using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the lease term or the useful life. The cost of major additions and improvements is capitalized, while maintenance and repair costs that do not improve or extend the lives of the respective assets are charged to operations as incurred. The cost of computer software obtained for internal use is accounted for in accordance with the Accounting Standards Codification (ASC) 350-40, Internal-Use Software.
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

SEASPINE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Property, plant and equipment balances and corresponding useful lives were as follows:

	March 31, 2017	December 31, 2016	Useful Lives
	(In thousands)
Leasehold improvement	$5,038	$5,003	Lease Term
Machinery and production equipment	6,954	6,826	3-10 years
Spinal hardware instrument sets	26,777	26,618	5 years
Information systems and hardware	6,918	6,918	3-7 years
Furniture and fixtures	1,058	1,058	3-5 years
Construction in progress	7,768	7,828
Total	54,513	54,251
Less accumulated depreciation and amortization	(33,391)	(32,388)
Property, plant and equipment, net	$21,122	$21,863
Depreciation and amortization expenses totaled $1.0 million and $1.2 million for the three months ended March 31, 2017 and 2016, respectively. The cost of purchased instruments used to replace damaged instruments in existing sets and recorded directly to the instrument replacement expense totaled $0.5 million and $0.6 million for the three months ended March 31, 2017 and 2016, respectively.

7. IDENTIFIABLE INTANGIBLE ASSETS
Identifiable intangible assets are initially recorded at fair value at the time of acquisition, generally using an income or cost approach. The Company capitalizes costs incurred to renew or extend the term of recognized intangible assets and amortizes those costs over their expected useful lives.
The components of the Company’s identifiable intangible assets were as follows:

	March 31, 2017
	Weighted Average Life	Cost	Accumulated Amortization	Net
	(Dollars in thousands)
Product technology	12 years	$40,769	$(23,134)	$17,635
Customer relationships	12 years	56,830	(34,188)	22,642
Trademarks/brand names	—	300	(300)	—
		$97,899	$(57,622)	$40,277

	December 31, 2016
	Weighted Average Life	Cost	Accumulated Amortization	Net
	(Dollars in thousands)
Product technology	12 years	$40,569	$(22,218)	$18,351
Customer relationships	12 years	56,830	(33,396)	23,434
Trademarks/brand names	—	300	(300)	—
		$97,699	$(55,914)	$41,785

Annual amortization expense (including amounts reported in cost of goods sold) is expected to be approximately $6.8 million in 2017, $6.5 million in 2018, $5.8 million in 2019, $4.9 million in 2020 and $4.9 million in 2021. Amortization expense totaled $1.7 million and $2.0 million for the three months ended March 31, 2017 and 2016, respectively, and includes $0.9 million and $0.7 million, respectively, of amortization of product technology intangible assets that is presented within cost of goods sold.

SEASPINE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. BUSINESS COMBINATIONS

In August 2016, the Company entered into an asset purchase agreement with N.L.T Spine Ltd. (NLT), and NLT Spine, Inc., a wholly owned subsidiary of NLT, pursuant to which the Company agreed to purchase certain of the assets of NLT’s medical device business, including substantially all of NLT’s medical device intellectual property related to the ownership, design, development, manufacture, marketing and commercial exploitation of certain expandable interbody devices. The acquisition was undertaken to increase the Company's product offering in expandable interbody devices.

Upon the terms and subject to the conditions of the acquisition agreement, at the initial closing (as defined in the agreement), the Company entered into (i) an exclusive license agreement with NLT, pursuant to which the Company received an exclusive, worldwide license to make, use, import, offer for sale, sell and otherwise commercially exploit NLT’s expandable interbody device products , (ii) a transition services agreement with NLT, pursuant to which NLT agreed to provide certain services with respect to the continued development of the acquired intellectual property and (iii) a non-competition and non-solicitation agreement with NLT, pursuant to which NLT and its affiliates agreed not to compete with the Company with respect to the acquired intellectual property, subject to certain exceptions.

The purchase price consisted of an initial cash payment to NLT of $1.0 million, which was paid on September 26, 2016 upon the initial closing, and the issuance of 350,000 shares of the Company’s common stock with the total fair value of $2.5 million at issuance in January 2017 as contingent closing consideration upon the satisfaction of certain conditions, including FDA 510(K) clearance of one of the acquired product technologies. In accordance with the terms of the asset purchase agreement, the number of shares issued was determined based on the volume weighted average closing price (VWAP) of the common stock during the 20 trading day period ending one trading day prior to the issuance date, subject to a minimum and maximum VWAP of $10.00 and $17.00, respectively. The VWAP over such 20-trading day period was $7.58 and therefore $10.00 was used. If NLT's subsequent sale of those shares of common stock results in aggregate net proceeds to NLT in excess of $3.5 million, then NLT must pay to the Company, in cash, an amount equal to one-half of the net proceeds in excess of $3.5 million.

The Company is also obligated to pay up to a maximum of $5.0 million in milestone payments, payable at the Company's election in cash or in shares of its common stock, which are contingent on the Company's achievement of four independent events related to the commercialization of the acquired product technologies. Additionally, the Company is required to pay royalty payments, in cash, to NLT equal to declining (over time) percentages of the Company’s future net sales of certain of the acquired product technologies not to exceed $43.0 million in the aggregate. The Company has the option to terminate any future obligation to make royalty payments by making a one-time cash payment to NLT of $18.0 million.

The Company accounted for this transaction as a business combination in accordance with ASC 805 Business Combinations, and as such, the assets acquired have been recorded at their respective fair values. There were no liabilities assumed. The determination of fair value for the identifiable intangible assets acquired requires extensive use of estimates and judgments. Significant estimates include, measurements estimating cash flows and determining the appropriate discount rate, which are considered Level 3 inputs, as defined using the fair value concepts defined in ASC 820. Intangible assets acquired were valued at $9.3 million as of the initial closing date and recorded as Product Technology intangible assets, which are being amortized ratably over a useful life of 10 years from the initial closing. Acquisition costs of $0.5 million incurred were recorded as selling, marketing and administrative expenses.

The following table summarizes the estimated fair value of total consideration to be paid to NLT as of September 26, 2016, the date of the initial closing. The Company estimated the fair value of the contingent consideration, including contingent milestone payments and contingent royalty payments, using a probability weighted approach that considers the possible outcomes based on assumptions related to the timing and probability of the product launch dates, discount rates matched to the timing of payments, and probability of success rates and discount adjustments on the related cash flows. Subsequent to the acquisition date, at each reporting period, the contingent consideration liabilities will be remeasured at current fair value with changes to be recorded in the consolidated statements of operations. The total purchase price was allocated entirely to product technology intangible asset.

(In thousands)
Cash paid for purchase	$1,000
Contingent closing consideration	2,930
Contingent milestone payments	2,310
Contingent royalty payments	3,010
Total purchase price	$9,250

SEASPINE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The unaudited pro forma financial information set forth below assumes that the NLT purchased assets had been acquired on January 1, 2016. The unaudited pro forma financial information includes the effect of estimated amortization charges for acquired intangible assets of $0.2 million for the three months ended March 31, 2016, and the estimated research and development expenses for the purchased assets of $0.3 million for the three months ended March 31, 2016. There was no adjustment to the total revenues. The unaudited pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the periods presented.

	Three Months Ended March 31,
(In thousands, except per share data)	2017	2016
Operating loss	$(9,090)	$(12,797)
Net loss	(9,103)	(12,512)
Net loss per share, basic and diluted	$(0.79)	$(1.12)
Weighted average shares used to compute basic and diluted net loss per share	11,586	11,167

9. FAIR VALUE MEASUREMENTS

The fair values of the Company’s assets and liabilities, including contingent consideration liabilities, are measured at fair value on a recurring basis, and are determined under the fair value categories as follows (in thousands):

	Total	Quoted Price in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2017:
Contingent consideration liabilities- current	$1,497	$—	$—	$1,497
Contingent consideration liabilities- non-current	4,120	—	—	4,120
Total contingent consideration	$5,617	$—	$—	$5,617

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

The following table sets forth the changes in the estimated fair value of the Company’s liabilities measured on a recurring basis using significant unobservable inputs (Level 3) (in thousands). The gain from change in fair value of contingent closing consideration is the difference between the fair value based on assumptions, including the forecasted issuance date and stock price, as of December 31, 2016 and the fair value on January 31, 2017, the date on which the shares were actually issued to NLT. The loss from change in fair value of contingent milestone and royalty payments resulted from the passage of time and updated discount rates matched to the estimated timing of payments.

Balance as of January 1, 2017	$7,980
Contingent consideration liabilities settled	(2,548)
Gain from change in fair value of contingent closing consideration recorded in other income	(112)
Loss from change in fair value of contingent milestone and royalty payments recorded in selling, general and administrative expenses	297
Fair value at March 31, 2017	$5,617

SEASPINE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. STOCK-BASED COMPENSATION

Equity Award Plans

As of June 30, 2015, Integra had stock options, restricted stock awards, performance stock awards, contract stock awards and restricted stock units outstanding under three plans, the 2000 Equity Incentive Plan, the 2001 Equity Incentive Plan, and the 2003 Equity Incentive Plan. In connection with the spin-off, Integra equity awards granted to individuals who became employees of SeaSpine were converted to equity awards denominated in SeaSpine common stock. In general, each post-conversion award is subject to the same terms and conditions as were applicable to the pre-conversion award.
In May 2015, the Company adopted the 2015 Incentive Award Plan (the 2015 Plan), under which the Company can grant its employees and non-employee directors incentive stock options and non-qualified stock options, restricted stock, performance stock, dividend equivalent rights, stock appreciation rights, stock payment awards and other incentive awards. The Company may issue up to 2,000,000 shares of its common stock under the 2015 Plan. On January 27, 2016, the Company's board of directors approved an amendment and restatement of the 2015 Plan, pursuant to which the share reserve was increased by 300,000 shares over the original share reserve under the 2015 Plan, and on March 30, 2016, the board of directors approved a second amendment and restatement of the 2015 Plan, pursuant to which the share reserve was increased by an additional 1,209,500 shares of common stock. The Company's stockholders approved such amendments and restatements on June 7, 2016. An aggregate of 3,509,500 shares are reserved for issuance under the second amended and restated 2015 Plan. As of March 31, 2017, there were 411,754 shares available to grant under the second amended and restated 2015 Plan.

In 2016, the Company established the 2016 Employment Inducement Incentive Award Plan (the 2016 Plan). The plan is a broad-based incentive plan which allows for the issuance of stock-based awards, including non-qualified stock options, restricted stock awards, performance awards, restricted stock unit awards and stock appreciation rights, to any prospective officer or other employee who has not previously been an employee or director of SeaSpine or an affiliate or who is commencing employment with SeaSpine or an affiliate following a bona-fide period of non-employment by SeaSpine or an affiliate. An aggregate of 1,000,000 shares are reserved for issuance under the 2016 Plan. The Company has not awarded any shares under the 2016 Plan as of March 31, 2017.
Restricted Stock Awards and Restricted Stock Units
The Company expenses the fair value of restricted stock awards and restricted stock units on an accelerated basis over the vesting period or requisite service period, whichever is shorter. Stock-based compensation expense related to restricted stock awards, and restricted stock units includes an estimate for forfeitures. The expected forfeiture rate of all equity-based compensation is based on historical experience of pre-vesting forfeitures on awards by each homogenous group of shareowners and is estimated to be 12% annually for all non-executive employees for the three months ended March 31, 2017 and 10% annually for the three months ended March 31, 2016. There is no forfeiture rate applied for non-employee directors and executive employees as their pre-vesting forfeitures are anticipated to be highly unlikely. As individual grant awards become fully vested, stock-based compensation expense is adjusted to recognize actual forfeitures.
During the three months ended March 31, 2017, the Company granted 3,982 shares of restricted stock awards to non-employee directors, and 730,802 shares of restricted stock units to employees, of which 131,523 shares were issued for bonuses earned under the annual incentive program for corporate and individual performance in 2016. As of March 31, 2017, there was approximately $3.8 million of total unrecognized compensation expense related to the unvested portions of restricted stock awards and units. This cost is expected to be recognized over a weighted-average period of approximately 1.7 years.

SEASPINE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Stock Options

Stock option grants to employees generally have requisite service periods of four years, and stock option grants to non-employee directors generally have a requisite service period of one year. Both are subject to graded vesting. The Company records stock-based compensation expense associated with stock options on an accelerated basis over the various vesting periods within each grant and based on their fair value at the date of grant using the Black-Scholes-Merton option pricing model. The following weighted-average assumptions were used in the calculation of fair value for options grants for the three months ended March 31, 2017 and 2016, respectively:

	Three Months Ended March 31,
	2017	2016
Expected dividend yield	0%	0%
Risk-free interest rate	2.0%	1.5%
Expected volatility	35.7%	38.6%
Expected term (in years)	5.1	5.1

The Company considered that it has never paid cash dividends and does not currently intend to pay cash dividends. The risk-free interest rates are derived from the U.S. Treasury yield curve in effect on the date of grant for instruments with a remaining term similar to the expected term of the options. Due to the Company’s limited historical data, the expected volatility is calculated based upon the historical volatility of comparable companies in the medical device industry whose share prices are publicly available for a sufficient period of time. The expected term of "plain vanilla" options is calculated using the simplified method as prescribed by accounting guidance for stock-based compensation. A "plain vanilla" option is an option with the following characteristics: (1) the option is granted at-the-money; (2) exercisability is conditional only on satisfaction of a service condition through the vesting date; (3) employees who terminate their service prior to vesting forfeit the options; (4) employees who terminate their service after vesting are granted limited time to exercise their stock options; and (5) the options are nontransferable and non-hedgeable. The expected term of any other option is based on disclosures from similar companies with similar grants. In addition, the Company applies an expected forfeiture rate when amortizing stock-based compensation expense. The expected forfeiture rate of stock options is based on historical experience of pre-vesting forfeitures on awards by each homogenous group of shareowners and is estimated to be 12% annually for all non-executive employees for the three months ended March 31, 2017, and 10% annually for the three months ended March 31, 2016. There is no forfeiture rate applied for non-employee directors and executive employees as their pre-vesting forfeitures are anticipated to be highly unlikely. As individual grant awards become fully vested, stock-based compensation expense is adjusted to recognize actual forfeitures.

There were 21,500 and 700,532 stock options granted during the three months ended March 31, 2017 and 2016, respectively.

As of March 31, 2017, there was approximately $2.1 million of total unrecognized compensation expense related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 1.3 years.
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

The ESPP authorizes the issuance of up to 400,000 shares of common stock pursuant to purchase rights granted to employees. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended (the IRC). The first offering period under the ESPP commenced on January 1, 2016 and will end on December 31, 2017. However, the ESPP contains a restart feature, such that if the market price of the stock at the end of any six-month purchase period is lower than the stock price at the original grant date of an offering period, that offering period will terminate after that purchase date, and a new two-year offering period will commence on the January 1 or July 1

SEASPINE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

immediately following the date the original offering period terminated. This restart feature was first triggered on the purchase date that occurred on June 30, 2016, such that the offering period that commenced on January 1, 2016 was terminated, and a new two-year offering period commenced on July 1, 2016. This restart feature was triggered again on the purchase date that occurred on December 31, 2016, such that the offering period that commenced on July 1, 2016 was terminated, and a new two-year offering period commenced on January 1, 2017 and will end on December 31, 2018. The Company applied share-based payment modification accounting to the awards that were initially valued at the grant date to determine the amount of any incremental fair value associated with the modified awards. The impact to stock-based compensation expense for modifications during the three months ended March 31, 2017 was immaterial.

No shares of common stock were purchased under the ESPP during the three months ended March 31, 2017. The Company recognized $0.1 million in expense related to the ESPP for each of the three months ended March 31, 2017 and 2016.

The Company estimates the fair value of shares issued to employees under the ESPP using the Black-Scholes-Merton option-pricing model. The following weighted average assumptions were used in the calculation of fair value of shares under the ESPP at the grant date for the three months ended March 31, 2017 and 2016, respectively:

	Three Months Ended March 31,
	2017	2016
Expected dividend yield	0%	0%
Risk-free interest rate	1.0%	0.7%
Expected volatility	28.5%	32.4%
Expected term (in years)	1.3	1.3

11. LEASES

The Company leases administrative, manufacturing, research, and distribution facilities and various manufacturing, office and transportation equipment through operating lease agreements. During the three months ended March 31, 2017, the Company entered into two lease agreements: one for an office located in Wayne, Pennsylvania, where the Company designs spinal hardware implants and which facilitates the Company's interactions with customers on the East Coast, and another for an office located in Lyon, France, which serves as the Company's international sales and marketing office. The terms of these two new lease agreements are through July 2022 and February 2026, respectively, and both have an average annual cost of less than $0.1 million.

Future minimum lease payments under the Company's operating leases at March 31, 2017 are as follows:

Payments Due by Calendar Year
(In thousands)
2017	$1,478
2018	2,049
2019	2,096
2020	2,153
2021	2,208
Thereafter	8,458
Total minimum lease payments	$18,442

Total rental expense for the three months ended March 31, 2017 and 2016 was $0.7 million and $0.8 million, respectively.

12. INCOME TAXES
The following table provides a summary of the Company’s effective tax rate for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016

Reported tax rate	—%	0.2%

SEASPINE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company reported an immaterial amount of income tax benefit for the three months ended March 31, 2016. In addition, for all periods presented, the pretax losses incurred by the consolidated U.S. tax group received no corresponding tax benefit because the company has concluded that it is more likely than not that the Company will be unable to realize the value of any resulting deferred tax assets. The Company will continue to assess its position in future periods to determine if it is appropriate to reduce a portion of its valuation allowance in the future.

13. COMMITMENTS AND CONTINGENCIES
In consideration for certain technology, manufacturing, distribution, and selling rights and licenses granted to the Company, the Company has agreed to pay royalties on sales of certain products sold by the Company. The royalty payments that the Company made under these agreements were included in the consolidated statements of operations as a component of cost of goods sold.
The Company is subject to various claims, lawsuits and proceedings in the ordinary course of its business with respect to its products, its current or former employees, and involving commercial disputes, some of which have been settled by the Company. In the opinion of management, such claims are either adequately covered by insurance or otherwise indemnified, or are not expected, individually or in the aggregate, to result in a material adverse effect on the Company's financial condition. However, it is possible that the Company's results of operations, financial position and cash flows in a particular period could be materially affected by these contingencies.
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

14. SEGMENT AND GEOGRAPHIC INFORMATION

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
Revenue, net consisted of the following:

	Three Months Ended March 31,
	2017	2016
Orthobiologics	$17,125	$16,658
Spinal hardware	14,769	14,741
Total revenue, net	$31,894	$31,399

The Company attributes revenues to geographic areas based on the location of the customer. Total revenue by major geographic area consisted of the following:

	Three Months Ended March 31,
	2017	2016
United States	$28,611	$28,544
International	3,283	2,855
Total revenue, net	$31,894	$31,399

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
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). The matters discussed in these forward-looking statements are subject to risk and uncertainties that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. Such risks and uncertainties may also give rise to future claims and increase exposure to contingent liabilities. Please see the “Risk Factors” section included in our Annual Report on Form 10-K for the year ended December 31, 2016 (the 2016 10-K) for a discussion of the uncertainties, risks and assumptions associated with these statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
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

•
anticipated trends in our business, including healthcare reform in the United States, increased pricing pressure from our competitors or hospitals, exclusion from major healthcare systems, whether as a result of unwillingness to provide required pricing or otherwise, and changes in third-party payment systems;

•
physicians’ willingness to adopt our recently launched and planned products, customers’ continued willingness to pay for our products and third-party payors’ willingness to provide or continue coverage and appropriate reimbursement for any of our products and our ability to secure regulatory approval for products in development;

•	existing and future regulations affecting our business, both in the United States and internationally, and enforcement of those regulations;

•	anticipated demand for our products and our ability to purchase or produce our products in sufficient quantities to meet customer demand;

•	our ability to manage timelines and costs related to manufacturing our products;

•	our ability to maintain and expand our marketing and sales networks and the costs related thereto;

•	our ability to successfully develop new and next-generation products and the costs associated with designing and developing those new and next-generation products;

•	our ability to support the safety and efficacy of our products with long-term clinical data;

•	our ability to obtain additional debt and equity financing to fund capital expenditures and working capital requirements and acquisitions;

•	our dependence on a limited number of third-party suppliers for components and raw materials;

•	our ability to protect our intellectual property, including unpatented trade secrets, and to operate without infringing or misappropriating the proprietary rights of others;

•	our ability to complete acquisitions, integrate operations post-acquisition and maintain relationships with customers of acquired entities; and

•	other risk factors described in the section entitled “Risk Factors” of the 2016 10-K.

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
Our U.S. sales organization consists of regional and territory managers who oversee a broad network of independent orthobiologics and spinal hardware sales agents to whom we pay commissions based on the sales of our products. Our international sales organization consists of a sales management team that oversees a network of independent orthobiologics and spinal hardware stocking distributors that purchase products directly from us and independently sell them. For the three months ended March 31, 2017 and 2016, international sales accounted for approximately 10% and 9% of our revenue, respectively. Our policy is not to sell our products through or participate in physician-owned distributorships.

For the three months ended March 31, 2017, our total revenue, net was $31.9 million and our net loss was $9.1 million. For the same period, revenue from sales of orthobiologics and spinal hardware totaled $17.1 million and $14.8 million, respectively. We expect to continue to incur losses as we further invest in the expansion of our business, primarily in sales, marketing and research and development, and from the general and administrative expenses we expect to incur due to our operation as an independent, publicly-traded company. As of March 31, 2017, our cash and cash equivalents totaled $12.7 million.

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

Cost of Goods Sold
Cost of goods sold primarily consists of the costs of finished goods purchased directly from third parties and raw materials used in the manufacture of our products, plant and equipment overhead, labor costs, packaging costs, amortization of technology intangible assets and freight. The majority of our orthobiologics products are designed and manufactured internally. The cost of human tissue and fixed manufacturing overhead costs are significant drivers of the costs of goods sold and consequently our orthobiologics products, at current production volumes, generate lower gross margin than our spinal hardware products. We rely on third-party suppliers to manufacture our spinal hardware products, and we have historically assembled them into surgical sets in-house. Beginning in the fourth quarter of 2016, we began outsourcing a portion of that assembly function to a third party logistics provider. Other costs included in cost of goods sold include amortization of technology intangible assets, royalties, shipping, inspection and charges for expired, excess and obsolete inventory. We expect our cost of goods sold to continue to increase in absolute dollars as our sales volume increases over time.
Selling, General and Administrative Expense
Our selling, general and administrative (SG&A) expenses consist primarily of sales commissions to independent sales agents, cost of medical education and training, payroll and other headcount related expenses, depreciation of instrument sets, instrument replacement expense, stock-based compensation, marketing expenses, supply chain and distribution expenses, and expenses for information technology, legal, human resources, insurance, finance, facilities, and management.
Research and Development Expense
Our research and development (R&D) expenses primarily consist of expenses related to the headcount for engineering, product development, clinical affairs and regulatory functions as well as consulting services, third-party prototyping services, outside research and clinical studies activities, and materials, production and other costs associated with development of our products. We expense R&D costs as they are incurred.
While our R&D expenses fluctuate from period to period based on the timing of specific initiatives, we expect that these costs will increase over time as we continue to design and commercialize new products and expand our product portfolio, add related personnel and conduct additional clinical activities.
Intangible Amortization
Our intangible amortization, including the amounts reported in cost of goods sold, consists of acquisition-related amortization and impairments related to product discontinuations. We expect total annual amortization expense (including amounts reported in cost of goods sold) to be approximately $6.8 million in 2017, $6.5 million in 2018, $5.8 million in 2019, $4.9 million in 2020 and $4.9 million in 2021.

RESULTS OF OPERATIONS

	Three Months Ended March 31,		2017 vs. 2016
(In thousands, except percentages)	2017	2016	% Change
Total revenue, net	$31,894	$31,399	1.6%
Cost of goods sold	13,172	14,283	(7.8)%
Gross profit	18,722	17,116	9.4%
Gross margin	58.7%	54.5%
Operating expenses:
Selling, general and administrative	23,970	25,374	(5.5)%
Research and development	3,050	2,753	10.8%
Intangible amortization	792	1,281	(38.2)%
Total operating expenses	27,812	29,408	(5.4)%
Operating loss	(9,090)	(12,292)	(26.0)%
Other income (expense), net	(13)	258	(105.0)%
Loss before income taxes	(9,103)	(12,034)	(24.4)%
Benefit for income taxes	—	(27)	(100.0)%
Net loss	$(9,103)	$(12,007)	(24.2)%

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016
Revenue
Total revenue, net increased for the three months ended March 31, 2017 by $0.5 million, to $31.9 million compared to $31.4 million for the same period in 2016.

	Three Months Ended March 31,		2017 vs. 2016
	2017	2016	% Change
	(In thousands)
Orthobiologics	$17,125	$16,658	2.8%
United States	15,102	14,924	1.2%
International	2,023	1,734	16.7%
% of total revenue, net	54%	53%

Spinal hardware	$14,769	$14,741	0.2%
United States	13,509	13,620	(0.8)%
International	1,260	1,121	12.4%
% of total revenue, net	46%	47%

Total revenue, net	$31,894	$31,399	1.6%

	Three Months Ended March 31,		2017 vs. 2016
	2017	2016	% Change
	(In thousands)
United States	$28,611	$28,544	0.2%
International	3,283	2,855	15.0%
Total revenue, net	$31,894	$31,399	1.6%
Revenue from sales of orthobiologics totaled $17.1 million for the three months ended March 31, 2017, an increase of $0.5 million, or 2.8% from the same period in 2016. Revenue from sales in the United States increased $0.2 million for the three months ended March 31, 2017 compared to the same period in 2016 due primarily to the addition of new distributors during the current year period. Revenue from international sales of our orthobiologics products also increased $0.3 million for the three months ended March 31, 2017 compared to the same period in 2016, with growth in both Latin America and Europe.
Revenue from sales of spinal hardware totaled $14.8 million for the three months ended March 31, 2017, relatively flat as compared to the same period in 2016. Revenue from sales in the United States decreased $0.1 million for the three months ended March 31, 2017 compared to the same period in 2016, primarily due to lower demand for our older spinal hardware products, particularly our interbody fusion products. Revenue from international sales of our spinal hardware products increased $0.1 million for the three months ended March 31, 2017 compared to the same period in 2016 due to the addition of a new distributor in Latin America during the current year period.
Cost of Goods Sold and Gross Margin
Cost of goods sold decreased $1.1 million, to $13.2 million for the three months ended March 31, 2017, compared to the same period in 2016. Gross margin was 58.7% for the three months ended March 31, 2017 and 54.5% for the same period in 2016. The increase in gross margin was driven by a $1.7 million provision for excess orthobiologics raw material inventory recorded in the three months ended March 31, 2016. This provision related to management's decision to repurpose a portion of our matched-donor bone raw material for other production uses and that rendered a large portion of the remaining and now unmatched-donor bone as excess quantities that were unlikely to be consumed in future production. This was somewhat offset by a $0.2 million increase in non-cash amortization of technology intangible assets from the NLT acquisition for the three months ended March 31, 2017 and by lower gross margins associated with international sales, which were slightly higher as a percentage of total revenue compared to the same period of the prior year.

Cost of goods sold included $0.9 million and $0.7 million of amortization for technology intangible assets, for the three months ended March 31, 2017 and 2016, respectively.
Selling, General and Administrative
SG&A expenses decreased $1.4 million to $24.0 million for the three months ended March 31, 2017 compared to the same period in 2016. The decrease was mainly driven by a $0.7 million decrease in stock compensation expenses, a $0.8 million decrease in consulting services as a result of completion of information system related projects in late 2016, and a $0.4 million decrease in facility costs due to the closure of our facilities located in Vista, California in late 2016. These decreases were partially offset by a $0.5 million increase in distributor commissions and a $0.3 million increase in the contingent consideration liabilities related to the acquisition of certain assets of NLT's medical device business. See Note 8, "Business Combinations" to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report. While we expect total SG&A expenses for the full year 2017 to decrease as a percentage of revenue compared to the full year 2016, components within SG&A expenses, specifically, distributor commissions, may increase relative to 2016, both in absolute terms and as percentage of revenue.
Research and Development
R&D expenses increased $0.3 million to $3.1 million, or 9.6% of revenue, for the three months ended March 31, 2017 compared to the same period in 2016. The increase was primarily driven by higher external costs related to product development and clinical studies related to our orthobiologics products, and by $0.2 million of fees incurred under the transition services agreement with NLT related to the acquisition of certain assets of NLT's medical device business. See Note 8, “Business Combinations” to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report. For the full year 2017, we expect our investment in R&D to be between 8% and 10% of revenue, which is consistent with our R&D investment in the full year 2016 as a percentage of revenue (9% of revenue), as we continue to accelerate the design and commercialization of new and next generation products to expand our product portfolio and conduct additional clinical activities.
Intangible Amortization
Intangible amortization expense, excluding $0.9 million and $0.7 million that was reported in cost of goods sold for technology intangible assets for the three months ended March 31, 2017 and 2016, respectively, decreased $0.5 million to $0.8 million for the three months ended March 31, 2017 compared to the same period in 2016. The decrease was primarily due to a customer relationships intangible that was fully amortized by the third quarter of 2016.
Amortization expense of $0.9 million that was reported in cost of goods sold in the three months ended March 31, 2017 included $0.2 million related to the intangible assets acquired from NLT in 2016. See Note 8, “Business Combinations,” to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
Income Taxes

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Loss before income taxes	$(9,103)	$(12,034)
Benefit for income taxes	—	(27)
Effective tax rate	—%	0.2%

We reported an immaterial amount of income tax benefit for the three months ended March 31, 2016. In addition, for all periods presented, the pretax losses incurred by the consolidated U.S. tax group received no corresponding tax benefit because we have concluded that it is more likely than not that we will be unable to realize the value of any resulting deferred tax assets.

Liquidity and Capital Resources
Overview

As of March 31, 2017, we had cash and cash equivalents totaling approximately $12.7 million, and $16.1 million of current borrowing capacity was available under our credit facility, which expires in December 2018, subject to a one-time, one-year extension at our election. At March 31, 2017, there was $3.9 million of outstanding borrowings under our credit facility. The borrowing capacity under our credit facility is determined monthly and is based on the amount of our eligible accounts receivable and inventory balances and qualified cash (as defined in the credit facility). Depending on the extent to which our eligible accounts receivable and inventory balances increase, our borrowing capacity could increase by as much as an additional $6.5 million from the $16.1 million as of March 31, 2017 before we are required to maintain the minimum fixed charge coverage ratio as discussed below. The credit facility contains various customary affirmative and negative covenants, including prohibiting us from incurring indebtedness without the lender’s consent. Under the terms of the credit facility, if our Total Liquidity (as defined in the credit facility) is less than $5.0 million, we are required to maintain a minimum fixed charge coverage ratio of 1.10 to 1.00 for the applicable measurement period. Our Total Liquidity was $28.8 million at March 31, 2017, and therefore that financial covenant was not applicable at that time.

At March 31, 2017, there was also $0.1 million in short-term debt outstanding under the insurance premium financing agreements we entered into in July 2016. For more information regarding the credit facility and the insurance premium financing agreements, see Note 3, "Debt and Interest" to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

In August 2016, we entered into an asset purchase agreement with NLT to acquire certain of the assets of NLT’s medical device business related to the expandable interbody medical devices. We made an upfront cash payment of $1.0 million in connection with the initial closing in September 2016 and issued 350,000 shares of our common stock in January 2017 as contingent closing consideration. If NLT’s subsequent sale of those shares of common stock results in aggregate net proceeds to NLT in excess of $3.5 million, then NLT must pay to us, in cash, an amount equal to one-half of the net proceeds received by NLT from such sale in excess of $3.5 million. At March 31, 2017, we recorded a $2.3 million liability representing the estimated fair value of future contingent milestone payments related to the achievement of certain commercial milestones, which we anticipate will become payable at varying times between 2018 and 2022, and a $3.3 million liability representing the estimated fair value of future contingent royalty payments based on percentages of our future net sales of certain of the products and technology we acquired, which we anticipate will become payable at varying times between 2017 and 2027. The contingent milestone payments, if any, are payable in cash or in shares of our common stock, at our election. The contingent royalty payments, if any, are payable in cash.

We believe that our cash and cash equivalents on hand and the amount currently available to us under our credit facility will be sufficient to fund our operations for at least the next twelve months.
Cash and Cash Equivalents
We had cash and cash equivalents totaling approximately $12.7 million and $14.6 million at March 31, 2017 and December 31, 2016, respectively.
Cash Flows

	Three Months Ended March 31,		2017 vs. 2016
	2017	2016	% Change
	(In thousands)
Net cash used in operating activities	$(352)	$(4,191)	(91.6)%
Net cash used in investing activities	(1,102)	(983)	12.1%
Net cash used in financing activities	(423)	(2)	21,050.0%
Effect of exchange rate changes on cash and cash equivalents	37	349	(89.4)%
Net decrease in cash and cash equivalents	$(1,840)	$(4,827)	(61.9)%

Net Cash Used in Operating Activities
Cash used in operating activities for the three months ended March 31, 2017 decreased by $3.8 million compared to the same period in 2016 primarily due to $2.7 million less use of cash on inventory, and $4.0 million less use of cash for accounts payable, accrued expenses and other liabilities, both of which were partially offset by $0.9 million less cash from accounts receivable and $2.0 million more use of cash for prepaid expenses and other current assets.
Net Cash Used in Investing Activities
Net cash used in investing activities was $1.1 million for the three months ended March 31, 2017 compared to $1.0 million for the same period in 2016. The slight increase was primarily due to a milestone payment under a license agreement.

Net Cash Used in Financing Activities
Net cash used in financing activities was $0.4 million for the three months ended March 31, 2017 and was comprised primarily of $0.4 million in repayments of short-term debt related to our insurance premium finance agreements (see Note 3, "Debt and Interest" to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report).
Off-Balance Sheet Arrangements
There were no off-balance sheet arrangements as of March 31, 2017 that have or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, cash flows, liquidity, capital expenditures or capital resources that is material to our business.

Contractual Obligations and Commitments

There have been no material changes outside the ordinary course of our business to the contractual obligations disclosed in the 2016 10-K.

Other Matters
Critical Accounting Policies and the Use of Estimates

Our discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities, and the reported amounts of revenues and expenses. Significant estimates affecting amounts reported or disclosed in the consolidated financial statements include revenue recognition, allowances for doubtful accounts receivable and sales return and other credits, net realizable value of inventories, amortization periods for acquired intangible assets, estimates of projected cash flows and discount rates used to value intangible assets and test them for impairment, estimates of projected cash flows and assumptions related to the timing and probability of the product launch dates, discount rates matched to the estimated timing of payments, and probability of success rates used to value contingent consideration liabilities from business combinations, estimates of projected cash flows and depreciation and amortization periods for long-lived assets, valuation of stock-based compensation, computation of taxes and valuation allowances recorded against deferred tax assets, and loss contingencies. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the current circumstances. Actual results could differ from these estimates.

Note 2, “Summary of Significant Accounting Policies” to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report and included in Part II, Item 8 of the 2016 10-K describe the significant accounting policies and estimates used in the preparation of our condensed consolidated financial statements. Those policies and estimates disclosed in the 2016 10-K have not materially changed.
Recently Issued Accounting Pronouncements
Information regarding new accounting pronouncements is included in Note 2, "Summary of Significant Accounting Policies," to the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The market risk exposures described in Part II, Item 7A of the 2016 10-K have not materially changed during the three months ended March 31, 2017.

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

ITEM 1A. RISK FACTORS
The risk factors described in the 2016 10-K have not materially changed.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities
As previously reported in the 2016 10-K, on January 31, 2017, we issued 350,000 shares of common stock to NLT pursuant to the terms of the asset purchase agreement we entered into with NLT and NLT Spine, Inc. in August 2016. NLT is a company organized under the laws of the State of Israel and is a Non-U.S. person under Rule 902(k)(2) of the Securities Act of 1933, as amended. The shares were issued in reliance upon an exemption from registration afforded by Regulation S promulgated under the Securities Act of 1933, as amended. Appropriate legends were affixed to the certificates representing the shares issued. See Note 8, “Business Combinations” to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for more information regarding the issuance of the shares.

Purchases of Equity Securities by the Issuer
The table below is a summary of purchases of our common stock we made during the quarter ended March 31, 2017. Other than as indicated in the table below, no such purchases were made in any other month during the quarter. We do not have any publicly announced repurchase plans or programs.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs

March 1- March 31	6,134	$7.33	—	—

(1)	These shares were surrendered to the Company to satisfy tax withholdings obligations in connection with the vesting of restricted stock awards.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The information required by this Item 6 is set forth on the exhibit index that follows the signature page at the end of this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEASPINE HOLDINGS CORPORATION

Date:	May 5, 2017	/s/ Keith C. Valentine
Keith C. Valentine
President and Chief Executive Officer

Date:	May 5, 2017	/s/ John J. Bostjancic
John J. Bostjancic
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
*#10.1	Patrick Keran Letter Agreement, dated October 1, 2015

*31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*†101.INS	XBRL Instance Document

*†101.SCH	XBRL Taxonomy Extension Schema Document

*†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*†101.DEF	XBRL Definition Linkbase Document

*†101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

*†101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

#	Management contract or compensatory plan

**
These certifications are being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation by reference language in such filing.

† The financial information of SeaSpine Holdings Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 filed on May 5, 2017 formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Loss, (iii) the Condensed Consolidated Balance Sheets, (iv) Parenthetical Data to the Condensed Consolidated Balance Sheets, (v) the Condensed Consolidated Statements of Cash Flows, (vi) the Condensed Consolidated Statement of Equity, and (vii) Notes to Unaudited Condensed Consolidated Financial Statements, is furnished electronically herewith.