Form 10-Q
period 2017-06-30
SeaSpine Holdings Corp
filed 2017-08-04
CIK 1637761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017
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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of July 31, 2017 was 12,551,541.

SEASPINE HOLDINGS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SEASPINE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Total revenue, net	$34,196	$33,201	$66,090	$64,600
Cost of goods sold	13,994	13,930	27,166	28,213
Gross profit	20,202	19,271	38,924	36,387
Operating expenses:
Selling, general and administrative	24,249	26,989	48,219	52,363
Research and development	3,344	3,181	6,394	5,934
Intangible amortization	792	1,281	1,584	2,562
Total operating expenses	28,385	31,451	56,197	60,859
Operating loss	(8,183)	(12,180)	(17,273)	(24,472)
Other income (expense), net	185	(232)	172	26
Loss before income taxes	(7,998)	(12,412)	(17,101)	(24,446)
Provision (benefit) for income taxes	45	(429)	45	(456)
Net loss	$(8,043)	$(11,983)	$(17,146)	$(23,990)
Net loss per share, basic and diluted	$(0.68)	$(1.07)	$(1.46)	$(2.15)
Weighted average shares used to compute basic and diluted net loss per share	11,888	11,179	11,705	11,173

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEASPINE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(8,043)	$(11,983)	$(17,146)	$(23,990)
Other comprehensive income (loss)
Foreign currency translation adjustments	320	(104)	401	86
Comprehensive loss	$(7,723)	$(12,087)	$(16,745)	$(23,904)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEASPINE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except par value data)

	June 30, 2017	December 31, 2016

ASSETS
Current assets:
Cash and cash equivalents	$12,287	$14,566
Trade accounts receivable, net of allowances of $522 and $483	21,689	20,982
Inventories	42,515	45,299
Prepaid expenses and other current assets	3,130	1,813
Total current assets	79,621	82,660
Property, plant and equipment, net	22,986	21,863
Intangible assets, net	38,568	41,785
Other assets	788	857
Total assets	$141,963	$147,165
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt	$—	$445
Accounts payable, trade	10,413	8,537
Accrued compensation	3,862	4,393
Accrued commissions	4,801	4,398
Contingent consideration liabilities	1,860	2,855
Accrued expenses and other current liabilities	4,681	3,790
Total current liabilities	25,617	24,418
Long-term borrowings under credit facility	3,994	3,835
Contingent consideration liabilities	3,917	5,125
Other liabilities	2,969	2,810
Total liabilities	36,497	36,188

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value; 15,000 authorized; no shares issued and outstanding at June 30, 2017 and December 31, 2016	—	—
Common stock, $0.01 par value; 60,000 authorized; 12,407 and 11,258 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	124	113
Additional paid-in capital	191,976	180,753
Accumulated other comprehensive income	1,673	1,272
Accumulated deficit	(88,307)	(71,161)
Total stockholders' equity	105,466	110,977
Total liabilities and stockholders' equity	$141,963	$147,165

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEASPINE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2017	2016
OPERATING ACTIVITIES:
Net loss	$(17,146)	$(23,990)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,442	6,248
Instrument replacement expense	724	760
Impairment of spinal instruments	—	672
Provision for excess and obsolete inventories	2,797	3,652
Amortization of debt issuance costs	69	71
Deferred income tax provision (benefit)	51	(88)
Stock-based compensation	2,708	3,587
Loss from change in fair value of contingent consideration liabilities	345	—
Changes in assets and liabilities:
Accounts receivable	(553)	2,524
Inventories	937	(9)
Prepaid expenses and other current assets	(1,310)	1,481
Other non-current assets	(10)	5
Accounts payable	177	(3,683)
Accrued commissions	403	239
Accrued expenses and other current liabilities	1,384	818
Other non-current liabilities	42	213
Net cash used in operating activities	(3,940)	(7,500)
INVESTING ACTIVITIES:
Purchases of property and equipment	(2,973)	(3,446)
Additions to technology assets	(200)	—
Net cash used in investing activities	(3,173)	(3,446)
FINANCING ACTIVITIES:
Repayments of short-term debt	(445)	—
Proceeds from issuance of common stock- employee stock purchase plan	453	356
Proceeds from issuance of common stock, net of offering costs- ATM transactions	4,566	—
Proceeds from exercise of stock options	35	—
Repurchases of common stock for income tax withheld upon vesting of restricted stock awards	(46)	(2)
Net cash provided by financing activities	4,563	354
Effect of exchange rate changes on cash and cash equivalents	271	150
Net change in cash and cash equivalents	(2,279)	(10,442)
Cash and cash equivalents at beginning of period	14,566	33,429
Cash and cash equivalents at end of period	$12,287	$22,987
Non-cash operating activities:
Settlement of bonus in payment of restricted stock units	$970	$—
Non-cash investing activities:
Property and equipment in liabilities	$2,275	$1,453
Settlement of contingent closing consideration liabilities in connection with acquisition of business (see Note 8)	$2,548	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEASPINE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)
(In thousands)

	Common Stock		Additional	Accumulated Other		Total
	Number of		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance December 31, 2016	11,258	$113	$180,753	$1,272	$(71,161)	$110,977
Net loss	—	—	—	—	(17,146)	(17,146)
Foreign currency translation adjustment	—	—	—	401	—	401
Restricted stock awards/units issued	252	2	968	—	—	970
Issuance of common stock under employee stock purchase plan	71	1	452	—	—	453
Issuance of common stock- NLT Spine Ltd contingent closing consideration	350	3	2,545	—	—	2,548
Issuance of common stock, net of offering costs- ATM transactions	477	5	4,561	—	—	4,566
Issuance of common stock- exercise of stock options	5	—	35	—	—	35
Repurchases of common stock for income tax withheld upon vesting of restricted stock awards	(6)	—	(46)	—	—	(46)
Stock-based compensation	—	—	2,708	—	—	2,708
Balance June 30, 2017	12,407	124	191,976	1,673	(88,307)	105,466

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND BASIS OF PRESENTATION

Business

SeaSpine Holdings Corporation was incorporated in Delaware on February 12, 2015 in connection with the spin-off of the orthobiologics and spinal instrumentation business of Integra LifeSciences Holdings Corporation, a diversified medical technology company. The spin-off occurred on July 1, 2015. Unless the context indicates otherwise, (i) references to "SeaSpine" or the "Company" refer to SeaSpine Holdings Corporation and its wholly-owned subsidiaries, and (ii) references to "Integra" refer to Integra LifeSciences Holdings Corporation and its subsidiaries other than SeaSpine.

Basis of Presentation and Principles of Consolidation
The Company prepared the unaudited interim condensed consolidated financial statements included in this report in accordance with accounting principles generally accepted in the U.S. (GAAP) for interim financial information and the rules and regulations of the Securities and Exchange Commission (SEC) related to quarterly reports on Form 10-Q.
The Company’s financial statements are presented on a consolidated basis. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. The unaudited interim condensed consolidated financial statements do not include all information and disclosures required by GAAP for annual audited financial statements and should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K filed with the SEC. In the opinion of management, the unaudited interim condensed consolidated financial statements included in this report have been prepared on the same basis as the Company's audited consolidated financial statements and include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations, cash flows, and statement of equity for periods presented. The results for the three and six months ended June 30, 2017 are not necessarily indicative of the results expected for the full year. The condensed consolidated balance sheet as of December 31, 2016 was derived from the audited consolidated financial statements for the year ended December 31, 2016.

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

In May 2014, the Financial Accounting Standards Board (FASB) issued Update No. 2014-09, Revenue from Contracts with

SEASPINE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Customers (Topic 606). The new standard provides a five-step approach to be applied to all contracts with customers. The new standard also requires expanded disclosures about revenue recognition. The new standard as amended by ASU 2015-14 will be effective for the Company beginning on January 1, 2019, and for interim periods within annual periods beginning on January 1, 2020. The Company performed a preliminary assessment of the impact of this new standard on its consolidated financial statements. In assessing the impact, the Company has outlined all revenue streams, and considered the five steps outlined in the standard for product sales, from which substantially all the Company's revenue is generated. The Company will continue to evaluate the future impact of the new standard throughout 2017. Overall, the Company does not currently expect the adoption of the new guidance to have a material impact on the amounts reported in its consolidated financial statements, but will impact certain disclosures regarding revenue recognition.

In February 2016, the FASB issued Update No. 2016-02, Leases (Topic 842). The new standard requires lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms of greater than twelve months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. The new standard must be adopted using the modified retrospective approach. The standard will be effective for the Company beginning on January 1, 2020, and interim periods within annual periods beginning on January 1, 2021, with early adoption permitted. The Company does not plan to early adopt and expects to apply the transition practical expedients allowed by the standard. Note 11 to the Condensed Consolidated Financial Statements provides details on the Company’s current lease arrangements. While the Company continues to evaluate the impact of this new standard on its consolidated financial statements, the Company expects the primary impact will be to record right-of-use assets and lease liabilities for existing operating leases in the consolidated balance sheets. The Company does not expect the adoption of this new standard to have a material impact on its consolidated results of operations or cash flows.

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

In May 2017, the FASB issued Update No. 2017-09, Compensation- Stock Compensation (Topic 718): Scope of Modification Accounting. The new standard provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The new standard will be effective for the Company beginning on January 1, 2018, and interim periods within those annual periods, beginning on January 1, 2018. The new standard should be applied prospectively to an award modified on or after the adoption date. The Company is in the process of evaluating the impact of this standard on its consolidated financial statements.

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

In March 2016, the FASB issued Update No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. Under current accounting guidance an entity is required to report excess tax benefits and tax deficiencies to the extent of previous windfalls in equity when the tax benefit is realized. Excess settlements are currently reported as cash inflows from financing activities. The amendment requires that an entity present all excess tax benefits and all tax deficiencies as income tax expense or benefit in the statement of operations to be applied using a prospective transition method. Related tax settlements are to be presented as cash inflows from operating activities using either a prospective or retrospective transition method. The amendment removes the requirement to delay recognition of an excess tax benefit until the tax benefit is realized, which should be applied using a modified retrospective transition method.

The Company elected to early adopt ASU 2016-09 as of January 1, 2016, the beginning of the annual period that includes the interim period of adoption. Amendments related to accounting for excess tax benefits (deficiencies) have been adopted

SEASPINE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

In January 2017, the FASB issued Update No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendments in this update provide a screen to determine when a set of transferred assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. If the screen is not met, the amendments in this update (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. The Company elected to early adopt this guidance as of December 31, 2016 and will apply the guidance on a prospective basis.

In July 2015, the FASB issued Update No. 2015-11, Simplifying the Measurement of Inventory (Topic 330). The new guidance requires an entity to measure inventory within the scope of the amendment at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The guidance was effective for the Company beginning on January 1, 2017, and interim periods within annual periods beginning on January 1, 2018. Adoption of this new guidance has had no impact on the Company’s consolidated financial statements.

Net Loss Per Share

Basic and diluted net loss per share was calculated using the weighted-average number of shares of common stock outstanding during the period. The weighted average number of shares used to compute diluted net loss per share excludes any assumed exercise of stock options, and any assumed issuance of common stock under restricted stock awards and units as the effect would be antidilutive. Common stock equivalents of 3.4 million and 2.8 million shares for the three and six months ended June 30, 2017 and 2016, respectively, were excluded from the calculation because of their antidilutive effect.

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

In September 2016, the Company borrowed $3.3 million from the revolving line of credit. The Company elected to have the LIBOR rate apply to the amount borrowed with an interest period of six months commencing on September 28, 2016, which was further extended for another interest period of six months commencing on March 28, 2017. At June 30, 2017, there was $4.0 million outstanding in total debt and $15.8 million borrowing capacity under the Credit Facility. Debt issuance costs and legal fees related to the Credit Facility totaling $0.4 million were recorded as a deferred asset and are being amortized ratably over the term of the arrangement.

The Credit Facility contains various customary affirmative and negative covenants, including prohibiting the Company from incurring indebtedness without the lender’s consent. The Credit Facility also includes a financial covenant that requires the Company

SEASPINE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

to maintain a minimum fixed charge coverage ratio of 1.10 to 1.00 for the applicable measurement period, if the Company's Total Liquidity (as defined in the Credit Facility) is less than $5.0 million. The Company was in compliance with all applicable covenants at June 30, 2017.

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

Insurance Premium Finance Agreements

In July 2016, the Company entered into two insurance premium finance agreements (the Finance Agreements) with First Insurance Funding Corporation and AFCO Acceptance Corporation (the Lenders), under which the Lenders agreed to pay premiums, taxes and fees to insurance companies on the Company's behalf for various insurance policies. The Company financed an aggregate of $1.2 million under the Finance Agreements with annual interest rates between 2% and 4%. The Company recorded the total amounts due to the Lenders as short-term debt on the balance sheet. At June 30, 2017, the financed amount plus interest was paid off and no amounts were outstanding under the Finance Agreements.

4. TRANSACTIONS WITH INTEGRA

Prior to the spin-off, and pursuant to certain supply agreements subsequent to the spin-off, SeaSpine purchased a portion of raw materials and finished goods from Integra for SeaSpine's Mozaik family of products, and SeaSpine contract manufactured certain finished goods for Integra. The Company's purchases of raw materials and Mozaik product finished goods from Integra totaled $0.3 million and $0.5 million for the three months ended June 30, 2017 and 2016, respectively, and $0.3 million and $1.0 million for the six months ended June 30, 2017 and 2016, respectively. The Company's sale of finished goods sold to Integra under its contract manufacturing arrangement totaled $0.2 million and $0.4 million for the three and six months ended June 30, 2017, respectively, and $0.2 million for both the three and six months ended June 30, 2016.

Pursuant to a transition services agreement, Integra and SeaSpine provided certain services to one another following the spin-off, and Integra and SeaSpine will indemnify each other against certain liabilities arising from their respective businesses. Under this agreement, Integra provided the Company with certain support functions, including information technology, accounting and other financial functions, regulatory affairs and quality assurance, human resources and other administrative support. The Company incurred no costs under the agreement for the three and six months ended June 30, 2017 and approximately $0.1 million and $0.3 million of costs under the agreement for the three and six months ended June 30, 2016, respectively. Subsequent to the spin-off, Integra also collected trade receivables from customers on behalf of the Company. The outstanding amount owed by Integra to the Company was immaterial as of June 30, 2017 and December 31, 2016.

5. INVENTORIES
Inventories consisted of the following:

	June 30, 2017	December 31, 2016
	(In thousands)
Finished goods	$30,965	$30,922
Work in process	8,345	10,554
Raw materials	3,205	3,823
	$42,515	$45,299

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
The cost of purchased spinal instruments which the Company consigns to hospitals and independent sales agents to support surgeries is initially capitalized as construction in progress. The amount is then reclassified to spinal instrument sets and

SEASPINE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

depreciation is initiated when instruments are put together in a newly built set with spinal implants, or directly expensed for the instruments that are used to replace damaged instruments in an existing set. The depreciation expense and direct expense for replacement instruments are recorded in selling, general and administrative expense.
Property, plant and equipment balances and corresponding useful lives were as follows:

	June 30, 2017	December 31, 2016	Useful Lives
	(In thousands)
Leasehold improvement	$5,222	$5,003	Lease Term
Machinery and production equipment	7,016	6,826	3-10 years
Spinal instrument sets	22,544	26,618	5 years
Information systems and hardware	7,283	6,918	3-7 years
Furniture and fixtures	1,072	1,058	3-5 years
Construction in progress	8,627	7,828
Total	51,764	54,251
Less accumulated depreciation and amortization	(28,778)	(32,388)
Property, plant and equipment, net	$22,986	$21,863
Depreciation and amortization expenses totaled $1.0 million and $1.1 million for the three months ended June 30, 2017 and 2016, respectively, and $2.0 million and $2.3 million for the six months ended June 30, 2017 and 2016, respectively. The cost of purchased instruments used to replace damaged instruments in existing sets and recorded directly to the instrument replacement expense totaled $0.2 million for each of the three months ended June 30, 2017 and 2016, and $0.7 million and $0.8 million for the six months ended June 30, 2017 and 2016, respectively.

For the three and six months ended June 30, 2016, the Company recorded impairment charges totaling $0.6 million and $0.7 million, respectively, against spinal instruments that are no longer expected to place into service. No impairment charges against spinal instruments were recorded for the three or six months ended June 30, 2017.

7. IDENTIFIABLE INTANGIBLE ASSETS
Identifiable intangible assets are initially recorded at fair value at the time of acquisition, generally using an income or cost approach. The Company capitalizes costs incurred to renew or extend the term of recognized intangible assets and amortizes those costs over their expected useful lives.
The components of the Company’s identifiable intangible assets were as follows:

	June 30, 2017
	Weighted Average Life	Cost	Accumulated Amortization	Net
	(Dollars in thousands)
Product technology	12 years	$40,769	$(24,051)	$16,718
Customer relationships	12 years	56,830	(34,980)	21,850
Trademarks/brand names	—	300	(300)	—
		$97,899	$(59,331)	$38,568

	December 31, 2016
	Weighted Average Life	Cost	Accumulated Amortization	Net
	(Dollars in thousands)
Product technology	12 years	$40,569	$(22,218)	$18,351
Customer relationships	12 years	56,830	(33,396)	23,434
Trademarks/brand names	—	300	(300)	—
		$97,699	$(55,914)	$41,785

SEASPINE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Annual amortization expense (including amounts reported in cost of goods sold) is expected to be approximately $6.8 million in 2017, $6.5 million in 2018, $5.8 million in 2019, $4.9 million in 2020 and $4.9 million in 2021. Amortization expense totaled $1.7 million and $1.9 million for the three months ended June 30, 2017 and 2016, respectively, and included $0.9 million and $0.6 million, respectively, of amortization of product technology intangible assets that is presented within cost of goods sold. Amortization expense totaled $3.4 million and $3.9 million for the six months ended June 30, 2017 and 2016, respectively, and included $1.8 million and $1.3 million, respectively, of amortization of product technology intangible assets that is presented within cost of goods sold.

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

SEASPINE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands)
Cash paid for purchase	$1,000
Contingent closing consideration	2,930
Contingent milestone payments	2,310
Contingent royalty payments	3,010
Total purchase price	$9,250

The unaudited pro forma financial information set forth below assumes that the NLT purchased assets had been acquired on January 1, 2016. The unaudited pro forma financial information includes the effect of estimated amortization charges for acquired intangible assets of $0.2 million and $0.4 million for the three and six months ended June 30, 2016, respectively, and the estimated research and development expenses for the purchased assets of $0.3 million and $0.6 million for the three and six months ended June 30, 2016, respectively. There was no adjustment to the total revenues. The unaudited pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the periods presented.

The actual amortization charges for acquired intangible assets and research and development expenses for the purchased assets are included in the consolidated statement of operations for the three and six months ended June 30, 2017, and therefore no adjustment was made to such statement.

	Three Months Ended June 30,	Six Months Ended June 30,
(In thousands, except per share data)	2016	2016
Operating loss	$(12,685)	$(25,483)
Net loss	(12,488)	(25,001)
Net loss per share, basic and diluted	$(1.12)	$(2.24)
Weighted average shares used to compute basic and diluted net loss per share	11,179	11,173

9. FAIR VALUE MEASUREMENTS

The fair values of the Company’s assets and liabilities, including contingent consideration liabilities, are measured at fair value on a recurring basis, and are determined under the fair value categories as follows (in thousands):

	Total	Quoted Price in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2017:
Contingent consideration liabilities- current	$1,860	$—	$—	$1,860
Contingent consideration liabilities- non-current	3,917	—	—	3,917
Total contingent consideration	$5,777	$—	$—	$5,777

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

The following table sets forth the changes in the estimated fair value of the Company’s liabilities measured on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2017. The gain from change in fair value of contingent closing consideration is the difference between the fair value of shares expected to be issued to NLT based on assumptions as of December 31, 2016, including the forecasted issuance date and stock price and the fair value of the shares actually issued to NLT on January 31, 2017. The loss from change in fair value of contingent milestone and royalty payments resulted from the passage of time, updated discount rates matched to the estimated timing of payments, actual net sales of certain products for the three and six months ended June 30, 2017, and updated estimated net sales for the remaining of 2017.

SEASPINE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Three months ended June 30, 2017	(in thousands)
Balance as of March 31, 2017	5,617
Loss from change in fair value of contingent milestone and royalty payments recorded in selling, general and administrative expenses	160
Fair value at June 30, 2017	$5,777

Six months ended June 30, 2017	(in thousands)
Balance as of January 1, 2017	$7,980
Contingent consideration liabilities settled	(2,548)
Gain from change in fair value of contingent closing consideration recorded in other income	(112)
Loss from change in fair value of contingent milestone and royalty payments recorded in selling, general and administrative expenses	457
Fair value at June 30, 2017	$5,777

SEASPINE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. EQUITY AND STOCK-BASED COMPENSATION

Common Stock

On January 31, 2017, the Company issued 350,000 shares of common stock to NLT as the settlement of contingent closing consideration pursuant to the terms of the asset purchase agreement entered into with NLT in August 2016. The total fair value of such shares was $2.5 million at issuance. See Note 8, "Business Combinations" above.

In August 2016, the Company entered into an equity distribution agreement (Distribution Agreement) with Piper Jaffray & Co. (Piper Jaffray), pursuant to which the Company may offer and sell shares of its common stock in “at the market” (ATM) offerings (as defined in Rule 415 of the Securities Act of 1933, as amended) having an aggregate offering price up to $25.0 million in gross proceeds from time to time through Piper Jaffray acting as sales agent. The shares offered and sold under the Distribution Agreement are covered by a registration statement on Form S-3 that was declared effective on August 24, 2016. Under the Distribution Agreement, during the three months ended June 30, 2017, the Company sold 477,478 shares of common stock at an average price per share of $10.03 and received net proceeds of approximately $4.6 million, net of offering costs. The Company intends to use the net proceeds for general corporate purposes, including sales and marketing expenditures aimed at growing its business, and research and development expenditures focused on product development. The Company has the capacity to issue up to approximately $20.2 million of additional shares of common stock under the Distribution Agreement as of June 30, 2017. Future sales, if any, will depend on a variety of factors including, but not limited to, market conditions, the trading price of the Company’s common stock and the Company’s capital needs.

Subsequent to June 30, 2017, the Company sold an additional 522,522 shares of common stock at an average price per share of $12.18 and received net proceeds of approximately $6.0 million, net of offering costs.

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
In May 2015, the Company adopted the 2015 Incentive Award Plan (the 2015 Plan), under which the Company can grant its employees and non-employee directors incentive stock options and non-qualified stock options, restricted stock, performance stock, dividend equivalent rights, stock appreciation rights, stock payment awards and other incentive awards. The Company may issue up to 2,000,000 shares of its common stock under the 2015 Plan. On January 27, 2016, the Company's board of directors approved an amendment and restatement of the 2015 Plan, pursuant to which the share reserve was increased by 300,000 shares over the original share reserve under the 2015 Plan, and on March 30, 2016, the board of directors approved a second amendment and restatement of the 2015 Plan, pursuant to which the share reserve was increased by an additional 1,209,500 shares of common stock. The Company's stockholders approved such amendments and restatements on June 7, 2016. An aggregate of 3,509,500 shares are reserved for issuance under the second amended and restated 2015 Plan. As of June 30, 2017, there were 307,634 shares available to grant under the second amended and restated 2015 Plan.

In 2016, the Company established the 2016 Employment Inducement Incentive Award Plan (the 2016 Plan). The plan is a broad-based incentive plan which allows for the issuance of stock-based awards, including non-qualified stock options, restricted stock awards, performance awards, restricted stock unit awards and stock appreciation rights, to any prospective officer or other employee who has not previously been an employee or director of SeaSpine or an affiliate or who is commencing employment with SeaSpine or an affiliate following a bona-fide period of non-employment by SeaSpine or an affiliate. An aggregate of 1,000,000 shares are reserved for issuance under the 2016 Plan. The Company has not awarded any shares under the 2016 Plan as of June 30, 2017.
Restricted Stock Awards and Restricted Stock Units
The Company expenses the fair value of restricted stock awards and restricted stock units on an accelerated basis over the vesting period or requisite service period, whichever is shorter. Stock-based compensation expense related to restricted stock awards, and restricted stock units includes an estimate for forfeitures. The expected forfeiture rate of all equity-based compensation is based on historical experience of pre-vesting forfeitures on awards by each homogenous group of shareowners and is estimated to be 12% annually for all non-executive employees for the six months ended June 30, 2017 and 10% annually

SEASPINE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

for the six months ended June 30, 2016. There is no forfeiture rate applied for non-employee directors and executive employees as their pre-vesting forfeitures are anticipated to be highly unlikely. As individual grant awards become fully vested, stock-based compensation expense is adjusted to recognize actual forfeitures.
During the three and six months ended June 30, 2017, the Company granted 116,628 and 120,610 shares of restricted stock awards to non-employee directors, respectively, and 13,153 and 743,955 shares of restricted stock units to employees, respectively. Of the total restricted stock units granted to employees, 131,523 shares were issued for bonuses earned under the annual incentive program for corporate and individual performance in 2016. During the three and six months ended June 30, 2016, the Company granted 75,075 shares of restricted stock awards to non-employee directors. There were no restricted stock units granted during the three or six months ended June 30, 2016. As of June 30, 2017, there was approximately $4.2 million of total unrecognized compensation expense related to the unvested portions of restricted stock awards and units. This cost is expected to be recognized over a weighted-average period of approximately 1.3 years.

Stock Options

Stock option grants to employees generally have requisite service periods of four years, and stock option grants to non-employee directors generally have a requisite service period of one year. Both are subject to graded vesting. The Company records stock-based compensation expense associated with stock options on an accelerated basis over the various vesting periods within each grant and based on their fair value at the date of grant using the Black-Scholes-Merton option pricing model. There were zero and 156,492 stock options granted during the three months ended June 30, 2017 and 2016, respectively, and 21,500 and 857,024 stock options granted during the six months ended June 30, 2017 and 2016, respectively. The following weighted-average assumptions were used in the calculation of fair value for options grants for the three and six months ended June 30, 2017 and 2016, respectively.

	Three Months Ended June 30,	Six Months Ended June 30,
	2016	2017	2016
Expected dividend yield	0%	0%	0%
Risk-free interest rate	1.2%	2.0%	1.3%
Expected volatility	38.2%	35.7%	38.3%
Expected term (in years)	4.8	5.1	4.9

The Company considered that it has never paid cash dividends and does not currently intend to pay cash dividends. The risk-free interest rates are derived from the U.S. Treasury yield curve in effect on the date of grant for instruments with a remaining term similar to the expected term of the options. Due to the Company’s limited historical data, the expected volatility is calculated based upon the historical volatility of comparable companies in the medical device industry whose share prices are publicly available for a sufficient period of time. The expected term of "plain vanilla" options is calculated using the simplified method as prescribed by accounting guidance for stock-based compensation. A "plain vanilla" option is an option with the following characteristics: (1) the option is granted at-the-money; (2) exercisability is conditional only on satisfaction of a service condition through the vesting date; (3) employees who terminate their service prior to vesting forfeit the options; (4) employees who terminate their service after vesting are granted limited time to exercise their stock options; and (5) the options are nontransferable and non-hedgeable. The expected term of any other option is based on disclosures from similar companies with similar grants. In addition, the Company applies an expected forfeiture rate when amortizing stock-based compensation expense. The expected forfeiture rate of stock options is based on historical experience of pre-vesting forfeitures on awards by each homogenous group of shareowners and is estimated to be 12% annually for all non-executive employees for the six months ended June 30, 2017, and 10% annually for the six months ended June 30, 2016. There is no forfeiture rate applied for non-employee directors and executive employees as their pre-vesting forfeitures are anticipated to be highly unlikely. As individual grant awards become fully vested, stock-based compensation expense is adjusted to recognize actual forfeitures.

As of June 30, 2017, there was approximately $1.6 million of total unrecognized compensation expense related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 1.2 years.
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

SEASPINE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The ESPP authorizes the issuance of up to 400,000 shares of common stock pursuant to purchase rights granted to employees. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended (the IRC). The first offering period under the ESPP commenced on January 1, 2016 and will end on December 31, 2017. However, the ESPP contains a restart feature, such that if the market price of the stock at the end of any six-month purchase period is lower than the stock price at the original grant date of an offering period, that offering period will terminate after that purchase date, and a new two-year offering period will commence on the January 1 or July 1 immediately following the date the original offering period terminated. This restart feature was first triggered on the purchase date that occurred on June 30, 2016, such that the offering period that commenced on January 1, 2016 was terminated, and a new two-year offering period commenced on July 1, 2016. This restart feature was triggered again on the purchase date that occurred on December 31, 2016, such that the offering period that commenced on July 1, 2016 was terminated, and a new two-year offering period commenced on January 1, 2017 and will end on December 31, 2018. The Company applied share-based payment modification accounting to the awards that were initially valued at the grant date to determine the amount of any incremental fair value associated with the modified awards. The impact to stock-based compensation expense for modifications during the three and six months ended June 30, 2017 was immaterial.

During the six months ended June 30, 2017 and 2016, there were 70,537 and 39,955 shares of common stock, respectively, purchased under the ESPP.

The Company estimates the fair value of shares issued to employees under the ESPP using the Black-Scholes-Merton option-pricing model. The following weighted average assumptions were used in the calculation of fair value of shares under the ESPP at the grant date for the three and six months ended June 30, 2017 and 2016, respectively:

	Three and Six Months Ended June 30,
	2017	2016
Expected dividend yield	0%	0%
Risk-free interest rate	1.0%	0.7%
Expected volatility	28.5%	32.4%
Expected term (in years)	1.3	1.3

11. LEASES

The Company leases administrative, manufacturing, research, and distribution facilities and various manufacturing, office and transportation equipment through operating lease agreements. During the six months ended June 30, 2017, the Company entered into two lease agreements: one for an office located in Wayne, Pennsylvania, where the Company designs spinal implants and which facilitates the Company's interactions with customers on the East Coast, and another for an office located in Lyon, France, which serves as the Company's international sales and marketing office. The terms of these two new lease agreements are through July 2022 and February 2026, respectively, and both have an average annual cost of less than $0.1 million.

Future minimum lease payments under the Company's operating leases at June 30, 2017 are as follows:

Payments Due by Calendar Year
(In thousands)
2017	$954
2018	2,052
2019	2,100
2020	2,156
2021	2,212
Thereafter	8,474
Total minimum lease payments	$17,948

SEASPINE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Total rental expense for the three months ended June 30, 2017 and 2016 was $0.6 million and $0.8 million, respectively, and $1.1 million and $1.6 million for the six months ended June 30, 2017 and 2016, respectively.

12. INCOME TAXES
The following table provides a summary of the Company’s effective tax rate for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Reported tax rate	(0.6)%	3.5%	(0.3)%	1.9%

The Company reported an income tax expense for the three and six months ended June 30, 2017 primarily related to foreign and state operations.

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

SEASPINE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. SEGMENT AND GEOGRAPHIC INFORMATION

Management assessed its segment reporting based on how it internally manages and reports the results of its business to its chief operating decision maker. The Company’s management reviews financial results, manages the business and allocates resources on an aggregate basis. Therefore, financial results are reported in a single operating segment: the development, manufacture and marketing of orthobiologics and spinal instrumentation. The Company reports revenue in two product categories: orthobiologics and spinal instrumentation. Orthobiologics products consist of a broad range of advanced and traditional bone graft substitutes that are designed to improve bone fusion rates following surgery. The spinal instrumentation portfolio consists of an extensive line of products for minimally invasive surgery, complex spine, deformity and degenerative procedures.
Revenue, net consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Orthobiologics	$17,615	$16,805	$34,740	$33,463
Spinal instrumentation	16,581	16,396	31,350	31,137
Total revenue, net	$34,196	$33,201	$66,090	$64,600

The Company attributes revenues to geographic areas based on the location of the customer. Total revenue by major geographic area consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
United States	$30,353	$30,012	$58,964	$58,556
International	3,843	3,189	7,126	6,044
Total revenue, net	$34,196	$33,201	$66,090	$64,600

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

•
our ability to attract and retain new, high-quality distributors, whether as a result of inability to reach agreement on financial or other contractual terms or otherwise, disruption to our existing distribution network as new distributors are added, and the ability of new distributors to generate growth or offset disruption to existing distributors;

•	our ability to successfully develop new and next-generation products and the costs associated with designing and developing those new and next-generation products;

•	our ability to support the safety and efficacy of our products with long-term clinical data;

•	our ability to obtain additional debt and equity financing to fund capital expenditures and working capital requirements and acquisitions;

•	the risk of supply shortages, including our dependence on a limited number of third-party suppliers for components and raw materials;

•	our ability to protect our intellectual property, including unpatented trade secrets, and to operate without infringing or misappropriating the proprietary rights of others;

•	our ability to complete acquisitions, integrate operations post-acquisition and maintain relationships with customers of acquired entities; and

•	other risk factors described in the section entitled “Risk Factors” of the 2016 10-K.

These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report.
Overview
We are a global medical technology company focused on the design, development and commercialization of surgical solutions for the treatment of patients suffering from spinal disorders. We have a comprehensive portfolio of orthobiologics and spinal instrumentation solutions to meet the varying combinations of products that neurosurgeons and orthopedic spine surgeons need to perform fusion procedures in the lumbar, thoracic and cervical spine. We believe this broad combined portfolio of orthobiologics and spinal instrumentation products is essential to meet the “complete solution” requirements of neurosurgeons and orthopedic spine surgeons.
We report revenue in two product categories: orthobiologics and spinal instrumentation. Our orthobiologics products consist of a broad range of advanced and traditional bone graft substitutes that are designed to improve bone fusion rates following a wide range of orthopedic surgeries, including spine, hip, and extremities procedures. Our spinal instrumentation portfolio consists of an extensive line of products to facilitate spinal fusion in MIS, complex spine, deformity and degenerative procedures.
Our U.S. sales organization consists of regional and territory managers who oversee a broad network of independent orthobiologics and spinal instrumentation sales agents to whom we pay commissions based on the sales of our products. Our international sales organization consists of a sales management team that oversees a network of independent orthobiologics and spinal instrumentation stocking distributors that purchase products directly from us and independently sell them. For the six months ended June 30, 2017 and 2016, international sales accounted for approximately 11% and 9% of our revenue, respectively. Our policy is not to sell our products through or participate in physician-owned distributorships.

For the six months ended June 30, 2017, our total revenue, net was $66.1 million and our net loss was $17.1 million. For the same period, revenue from sales of orthobiologics and spinal instrumentation totaled $34.7 million and $31.4 million, respectively. We expect to continue to incur losses as we further invest in the expansion of our business, primarily in sales, marketing and research and development, and from the general and administrative expenses we expect to incur due to our operation as an independent, publicly-traded company. As of June 30, 2017, our cash and cash equivalents totaled $12.3 million.

SeaSpine was incorporated in Delaware on February 12, 2015 in connection with the spin-off of the orthobiologics and spinal instrumentation business of Integra. The spin-off occurred on July 1, 2015.

Components of Our Results of Operations
Revenue
Our net revenue is derived primarily from the sale of orthobiologics and spinal instrumentation products across North America, Europe, Asia Pacific and Latin America. Sales are reported net of returns, rebates, group purchasing organization fees and other customer allowances.
In the United States, we generate most of our revenue by consigning our orthobiologics products and by consigning or loaning our spinal instrumentation sets to hospitals and independent sales agents, who in turn either deliver them to hospitals for a single surgical procedure, after which they are returned to us, or leave them with hospitals that are high volume users for multiple procedures. The spinal instrumentation sets typically contain the instruments, disposables, and spinal implants required to complete a surgery. We ship replacement inventory to independent sales agents to replace the consigned inventory used in surgeries. We maintain and replenish loaned sets at our kitting and distribution centers and return replenished sets to a hospital or independent sales agent for the next procedure. We recognize revenue on these consigned or loaned products when they have been used or implanted in a surgical procedure.
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
Cost of Goods Sold
Cost of goods sold primarily consists of the costs of finished goods purchased directly from third parties and raw materials used in the manufacture of our products, plant and equipment overhead, labor costs, packaging costs, amortization of product technology intangible assets and freight. The majority of our orthobiologics products are designed and manufactured internally. The cost of human tissue and fixed manufacturing overhead costs are significant drivers of the costs of goods sold and consequently our orthobiologics products, at current production volumes, generate lower gross margin than our spinal instrumentation products. We rely on third-party suppliers to manufacture our spinal instrumentation products, and we assemble them into surgical sets at our kitting and distribution centers. Beginning in the fourth quarter of 2016, we began outsourcing a portion of that assembly function to a third party logistics provider. Other costs included in cost of goods sold include amortization of product technology intangible assets, royalties, shipping, inspection and charges for expired, excess and obsolete inventory. We expect our cost of goods sold to continue to increase in absolute dollars as our sales volume increases over time.
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

RESULTS OF OPERATIONS

	Three Months Ended June 30,		2017 vs. 2016	Six Months Ended June 30,		2017 vs. 2016
(In thousands, except percentages)	2017	2016	% Change	2017	2016	% Change
Total revenue, net	$34,196	$33,201	3.0%	$66,090	$64,600	2.3%
Cost of goods sold	13,994	13,930	0.5%	27,166	28,213	(3.7)%
Gross profit	20,202	19,271	4.8%	38,924	36,387	7.0%
Gross margin	59.1%	58.0%		58.9%	56.3%
Operating expenses:
Selling, general and administrative	24,249	26,989	(10.2)%	48,219	52,363	(7.9)%
Research and development	3,344	3,181	5.1%	6,394	5,934	7.8%
Intangible amortization	792	1,281	(38.2)%	1,584	2,562	(38.2)%
Total operating expenses	28,385	31,451	(9.7)%	56,197	60,859	(7.7)%
Operating loss	(8,183)	(12,180)	(32.8)%	(17,273)	(24,472)	(29.4)%
Other income (expense), net	185	(232)	(179.7)%	172	26	561.5%
Loss before income taxes	(7,998)	(12,412)	(35.6)%	(17,101)	(24,446)	(30.0)%
Provision (benefit) for income taxes	45	(429)	(110.5)%	45	(456)	(109.9)%
Net loss	$(8,043)	$(11,983)	(32.9)%	$(17,146)	$(23,990)	(28.5)%

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016
Revenue
Total revenue, net increased for the three months ended June 30, 2017 by $1.0 million, to $34.2 million compared to $33.2 million for the same period in 2016.

	Three Months Ended June 30,		2017 vs. 2016
	2017	2016	% Change
	(In thousands)
Orthobiologics	$17,615	$16,805	4.8%
United States	15,975	14,894	7.3%
International	1,640	1,911	(14.2)%
% of total revenue, net	52%	51%

Spinal instrumentation	$16,581	$16,396	1.1%
United States	14,378	15,118	(4.9)%
International	2,203	1,278	72.4%
% of total revenue, net	48%	49%

Total revenue, net	$34,196	$33,201	3.0%

	Three Months Ended June 30,		2017 vs. 2016
	2017	2016	% Change
	(In thousands)
United States	$30,353	$30,012	1.1%
International	3,843	3,189	20.5%
Total revenue, net	$34,196	$33,201	3.0%
Revenue from sales of orthobiologics totaled $17.6 million for the three months ended June 30, 2017, an increase of $0.8 million or 4.8%, from the same period in 2016. Revenue from sales of our orthobiologics products in the United States increased $1.1 million to $16.0 million for the three months ended June 30, 2017 compared to the same period in 2016 and was driven by growth generated from recently added distributors. Revenue from international sales of our orthobiologics products, which can be volatile from quarter to quarter because of irregular ordering patterns from our stocking distributors, decreased $0.3 million for the three months ended June 30, 2017 compared to the same period in 2016, which was primarily attributable to decreased sales in Latin America.
Revenue from sales of spinal instrumentation totaled $16.6 million for the three months ended June 30, 2017, an increase of $0.2 million or 1.1%, from the same period in 2016. Revenue from sales in the United States decreased $0.7 million to $14.4 million for the three months ended June 30, 2017 compared to the same period in 2016, primarily due to lower prices and decreased demand for our legacy systems, which outpaced the revenue growth contributed by recently launched products. Revenue from international sales of our spinal instrumentation products, which can be volatile from quarter to quarter because of irregular ordering patterns from our stocking distributors, increased $0.9 million for the three months ended June 30, 2017 compared to the same period in 2016, mainly due to stocking orders from a recently added distributor in Latin America.
Cost of Goods Sold and Gross Margin
Cost of goods sold increased $0.1 million, to $14.0 million for the three months ended June 30, 2017, compared to the same period in 2016. Gross margin was 59.1% for the three months ended June 30, 2017 and 58.0% for the same period in 2016. The increase in gross margin was mainly driven by lower manufacturing costs for orthobiologics products manufactured at our Irvine, California facility. This was partially offset by a $0.2 million increase in non-cash amortization of technology intangible assets acquired in September 2016 from NLT and by lower gross margins associated with international sales, which were slightly higher as a percentage of total revenue compared to the same period of the prior year.
Cost of goods sold included $0.9 million and $0.6 million of amortization for product technology intangible assets for the three months ended June 30, 2017 and 2016, respectively.
Selling, General and Administrative
SG&A expenses decreased $2.7 million to $24.2 million for the three months ended June 30, 2017 compared to the same period in 2016. The decrease was mainly driven by a $1.5 million decrease in expenses for consulting services and other fees primarily related to the completion in late 2016 of the project to outsource a large portion of our spinal instrumentation kitting and distribution to a third party, lower legal fees, the absence of a $0.6 million instrument impairment recorded in the second quarter of 2016, and a $0.6 million decrease in compensation expenses primarily due to decreased temporary labor costs and stock compensation expenses. These decreases were partially offset by fees paid in 2017 to the new third party logistics provider, a $0.5 million increase in selling commissions and a $0.2 million non-cash charge related to an increase in the fair value of contingent consideration liabilities related to the NLT acquisition (see Note 8, "Business Combinations" to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report). While we expect total SG&A expenses for the full year 2017 to decrease as a percentage of revenue compared to the full year 2016, components within SG&A expenses, specifically, selling commissions, are expected to increase relative to 2016, both in absolute terms and as percentage of revenue.
Research and Development
R&D expenses increased $0.2 million to $3.3 million, or 9.8% of revenue, for the three months ended June 30, 2017 compared to the same period in 2016. The increase was primarily driven by higher external costs related to product development and clinical studies related to our orthobiologics products, and by $0.1 million of fees incurred under the transition services agreement with NLT. For the full year 2017, we expect our investment in R&D to be between 8% and 10% of revenue, as we continue to accelerate the design and commercialization of new and next generation products to expand our product portfolio and conduct additional clinical activities.
Intangible Amortization
Intangible amortization expense, excluding the amounts reported in cost of goods sold for product technology intangible assets, decreased $0.5 million to $0.8 million for the three months ended June 30, 2017 compared to the same period in 2016. The decrease was primarily due to a customer relationships intangible that was fully amortized by the third quarter of 2016.

Income Taxes

	Three Months Ended June 30,
	2017	2016
	(In thousands)
Loss before income taxes	$(7,998)	$(12,412)
Provision (benefit) for income taxes	45	(429)
Effective tax rate	(0.6)%	3.5%

We reported an income tax expense for the three months ended June 30, 2017 primarily related to our foreign and state operations.

We reported an income tax benefit for the three months ended June 30, 2016 which was primarily the result of a refund of tax initially paid toward the income tax return for our U.S. subsidiary which was not part of the U.S consolidated tax group for the tax period January 1, 2015 through August 31, 2015.

In addition, for all periods presented, the pretax losses incurred by the consolidated U.S. tax group received no corresponding tax benefit because we have concluded that it is more likely than not that we will be unable to realize the value of any resulting deferred tax assets.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016
Revenue
Total revenue, net increased for the six months ended June 30, 2017 by $1.5 million, to $66.1 million compared to $64.6 million for the same period in 2016.

	Six Months Ended June 30,		2017 vs. 2016
	2017	2016	% Change
	(In thousands)
Orthobiologics	$34,740	$33,463	3.8%
United States	31,077	29,818	4.2%
International	3,663	3,645	0.5%
% of total revenue, net	53%	52%

Spinal instrumentation	$31,350	$31,137	0.7%
United States	27,887	28,738	(3.0)%
International	3,463	2,399	44.4%
% of total revenue, net	47%	48%

Total revenue, net	$66,090	$64,600	2.3%

	Six Months Ended June 30,		2017 vs. 2016
	2017	2016	% Change
	(In thousands)
United States	$58,964	$58,556	0.7%
International	7,126	6,044	17.9%
Total revenue, net	$66,090	$64,600	2.3%
Revenue from sales of orthobiologics totaled $34.7 million for the six months ended June 30, 2017, an increase of $1.3 million or 3.8%, from the same period in 2016. Revenue from sales of our orthobiologics products in the United States increased $1.3 million to $31.1 million for the six months ended June 30, 2017 compared to the same period in 2016 due primarily to growth generated by recently added distributors during the current year period. Revenue from international sales of orthobiologics was relatively flat for the six months ended June 30, 2017 as compared to the same period in 2016.

Revenue from sales of spinal instrumentation totaled $31.4 million for the six months ended June 30, 2017, an increase of $0.2 million or 0.7%, from the same period in 2016. Revenue from sales in the United States decreased $0.9 million to $27.9 million for the six months ended June 30, 2017 compared to the same period in 2016, primarily due to lower prices and decreased demand for our legacy systems, which outpaced the revenue growth contributed by recently launched products. Revenue from international sales of spinal instrumentation increased $1.1 million for the six months ended June 30, 2017 compared to the same period in 2016 due to stocking orders from a recently added distributor in Latin America.
Cost of Goods Sold and Gross Margin
Cost of goods sold decreased $1.0 million, to $27.2 million for the six months ended June 30, 2017, compared to the same period in 2016. Gross margin was 58.9% for the six months ended June 30, 2017, compared to 56.3% for the same period in 2016. The increase in gross margin was mainly driven by lower manufacturing costs for orthobiologics products manufactured at our Irvine, California facility, and by a $1.7 million provision for excess orthobiologics raw material inventory recorded in the first quarter of 2016. This provision related to management's decision to repurpose a portion of our matched-donor bone raw material for other production uses and that rendered a large portion of the remaining and now unmatched-donor bone as excess quantities that were unlikely to be consumed in future production. This was partially offset by a $0.5 million increase in non-cash amortization of technology intangible assets acquired in September 2016 from NLT, and by lower gross margins associated with international sales, which were slightly higher as a percentage of total revenue compared to the same period of the prior year.
Cost of goods sold included $1.8 million and $1.3 million of amortization for product technology intangible assets, for the six months ended June 30, 2017 and 2016, respectively.
Selling, General and Administrative
SG&A expenses decreased $4.1 million to $48.2 million for the six months ended June 30, 2017 compared to the same period in 2016. The decrease was mainly driven by a $2.1 million decrease in expenses for consulting services as a result of the completion in late 2016 of various significant information system related projects and the project to outsource a large portion of our spinal instrumentation kitting and distribution to a third party logistics provider, a $1.5 million decrease in compensation expenses primarily due to decreased temporary labor costs and stock compensation expenses, the absence of a $0.7 million instrument impairment recorded in 2016, and decreased legal fees. These decreases were partially offset by fees paid in 2017 to the new third party logistics provider, a $1.0 million increase in selling commissions and a $0.5 million non-cash charge related to an increase in the fair value of contingent consideration liabilities related to the NLT acquisition. While we expect total SG&A expenses for the full year 2017 to decrease as a percentage of revenue compared to the full year 2016, components within SG&A expenses, specifically, selling commissions, are expected to increase relative to 2016, both in absolute terms and as percentage of revenue.
Research and Development
R&D expenses increased $0.5 million to $6.4 million, or 9.7% of revenue, for the six months ended June 30, 2017 compared to the same period in 2016. The increase was primarily driven by higher external costs related to product development and clinical studies related to our orthobiologics products, and by $0.3 million of fees incurred under the transition services agreement with NLT, partially offset by a $0.3 million reduction in facility costs. For the full year 2017, we expect our investment in R&D to be between 8% and 10% of revenue, as we continue to accelerate the design and commercialization of new and next generation products to expand our product portfolio and conduct additional clinical activities.
Intangible Amortization
Intangible amortization expense, excluding the amounts reported in cost of goods sold for product technology intangible assets, decreased $1.0 million to $1.6 million for the six months ended June 30, 2017 compared to the same period in 2016. The decrease was primarily due to a customer relationships intangible that was fully amortized by the third quarter of 2016.

Income Taxes

	Six Months Ended June 30,
	2017	2016
	(In thousands)
Loss before income taxes	$(17,101)	$(24,446)
Provision (benefit) for income taxes	45	(456)
Effective tax rate	(0.3)%	1.9%

We reported an income tax expense for the six months ended June 30, 2017 primarily related to the result of our foreign and state operations.

We reported an income tax benefit for the six months ended June 30, 2016 which was primarily the result of a refund of tax initially paid toward the income tax return for our U.S. subsidiary which was not part of the U.S consolidated tax group for the tax period January 1, 2015 through August 31, 2015.

In addition, for all periods presented, the pretax losses incurred by the consolidated U.S. tax group received no corresponding tax benefit because we have concluded that it is more likely than not that we will be unable to realize the value of any resulting deferred tax assets.

Liquidity and Capital Resources
Overview

As of June 30, 2017, we had cash and cash equivalents totaling approximately $12.3 million, and $15.8 million of current borrowing capacity was available under our credit facility. We believe that our cash and cash equivalents on hand and the amount currently available to us under our credit facility will be sufficient to fund our operations for at least the next twelve months.

Credit Facility

We have a $30.0 million credit facility with Wells Fargo Bank, National Association which expires in December 2018, subject to a one-time, one-year extension at our election. At June 30, 2017, there was $4.0 million of outstanding borrowings under our credit facility. The borrowing capacity under our credit facility is determined monthly and is based on the amount of our eligible accounts receivable and inventory balances and qualified cash (as defined in the credit facility). Depending on the extent to which our eligible accounts receivable and inventory balances increase, our borrowing capacity could increase by as much as an additional $6.7 million from the $15.8 million available as of June 30, 2017 before we are required to maintain the minimum fixed charge coverage ratio as discussed below. Our credit facility contains various customary affirmative and negative covenants, including prohibiting us from incurring indebtedness without the lender’s consent. Under the terms of our credit facility, if our Total Liquidity (as defined in the credit facility) is less than $5.0 million, we are required to maintain a minimum fixed charge coverage ratio of 1.10 to 1.00 for the applicable measurement period. Our Total Liquidity was $24.0 million at June 30, 2017, and therefore that financial covenant was not applicable at that time.

Business Combinations

In August 2016, we entered into an asset purchase agreement with NLT to acquire certain of the assets of NLT’s medical device business related to the expandable interbody medical devices. We made an upfront cash payment of $1.0 million in connection with the initial closing in September 2016 and issued 350,000 shares of our common stock in January 2017 as contingent closing consideration. At June 30, 2017, we recorded a $2.3 million liability representing the estimated fair value of future contingent milestone payments related to the achievement of certain commercial milestones, which we anticipate will become payable at varying times between 2018 and 2022, and a $3.5 million liability representing the estimated fair value of future contingent royalty payments based on percentages of our future net sales of certain of the products and technology we acquired, which we anticipate will become payable at varying times between 2017 and 2027. The contingent milestone payments, if any, are payable in cash or in shares of our common stock, at our election. The contingent royalty payments, if any, are payable in cash.

At The Market Program

In August 2016, we entered into an equity distribution agreement with Piper Jaffray & Co. (Piper Jaffray), pursuant to which we may offer and sell shares of our common stock in “at the market” (ATM) offerings (as defined in Rule 415 of the Securities Act of 1933, as amended) having an aggregate offering price up to $25.0 million in gross proceeds from time to time of through Piper Jaffray acting as sales agent. During the three and six months ended June 30, 2017, we received net proceeds of approximately $4.6 million, net of offering costs, from the sale of approximately 477,000 shares of our common stock. We have the capacity to issue additional shares of our common stock for up to $20.2 million of gross proceeds under the equity distribution agreement as of June 30, 2017. Future sales, if any, will depend on a variety of factors including, but not limited to, market conditions, the trading price of our common stock and our capital needs.

Subsequent to June 30, 2017, we sold an additional approximately 522,000 shares of common stock at an average price per share of $12.18 and received net proceeds of approximately $6.0 million, net of offering costs.
Cash and Cash Equivalents
We had cash and cash equivalents totaling approximately $12.3 million and $14.6 million at June 30, 2017 and December 31, 2016, respectively.
Cash Flows

	Six Months Ended June 30,		2017 vs. 2016
	2017	2016	% Change
	(In thousands)
Net cash used in operating activities	$(3,940)	$(7,500)	(47.5)%
Net cash used in investing activities	(3,173)	(3,446)	(7.9)%
Net cash provided by financing activities	4,563	354	1,189.0%
Effect of exchange rate changes on cash and cash equivalents	271	150	80.7%
Net decrease in cash and cash equivalents	$(2,279)	$(10,442)	(78.2)%

Net Cash Used in Operating Activities
Cash used in operating activities for the six months ended June 30, 2017 decreased by $3.6 million compared to the same period in 2016 primarily due to lower cash-based operating expenses incurred and lower purchases of inventory in the six months ended June 30, 2017 compared to the same period in 2016, partially offset by lower cash collections in the six months ended June 30, 2017 compared to the same period in 2016.
Net Cash Used in Investing Activities
Net cash used in investing activities was $3.2 million for the six months ended June 30, 2017 compared to $3.4 million for the same period in 2016. The decrease was primarily due to larger investments in leasehold improvements in our Carlsbad facility in the first half of 2016, offset by more instrument purchases in 2017 to support recent spinal instrumentation product launches and by a milestone payment under a license agreement.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $4.6 million for the six months ended June 30, 2017 and was comprised primarily of $4.6 million of net proceeds through the sale of shares of our common stock under the ATM equity offering program, $0.5 million of proceeds from sale of shares of our common stock under our 2015 Employee Stock Purchase Plan, somewhat offset by $0.4 million in repayments of short-term debt related to our insurance premium finance agreements (see Note 3, "Debt and Interest" to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report).
Off-Balance Sheet Arrangements
There were no off-balance sheet arrangements as of June 30, 2017 that have or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, cash flows, liquidity, capital expenditures or capital resources that is material to our business.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The market risk exposures described in Part II, Item 7A of the 2016 10-K have not materially changed during the six months ended June 30, 2017.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer
The table below is a summary of purchases of our common stock we made during the quarter covered by this report. Other than as indicated in the table below, no such purchases were made in any other month during the quarter. We do not have any publicly announced repurchase plans or programs.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs

June 1- June 30	113	$10.00	—	—

(1)	These shares were surrendered to the Company to satisfy tax withholdings obligations in connection with the vesting of restricted stock awards.

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

SEASPINE HOLDINGS CORPORATION

Date:	August 4, 2017	/s/ Keith C. Valentine
Keith C. Valentine
President and Chief Executive Officer

Date:	August 4, 2017	/s/ John J. Bostjancic
John J. Bostjancic
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
*31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*†101.INS	XBRL Instance Document

*†101.SCH	XBRL Taxonomy Extension Schema Document

*†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*†101.DEF	XBRL Definition Linkbase Document

*†101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

*†101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**
These certifications are being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation by reference language in such filing.

† The financial information of SeaSpine Holdings Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 filed on August 4, 2017 formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Loss, (iii) the Condensed Consolidated Balance Sheets, (iv) Parenthetical Data to the Condensed Consolidated Balance Sheets, (v) the Condensed Consolidated Statements of Cash Flows, (vi) the Condensed Consolidated Statement of Equity, and (vii) Notes to Unaudited Condensed Consolidated Financial Statements, is furnished electronically herewith.