Form 10-Q
period 2017-09-30
SeaSpine Holdings Corp
filed 2017-11-02
CIK 1637761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017
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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of October 30, 2017 was 13,429,128.

SEASPINE HOLDINGS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SEASPINE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Total revenue, net	$31,742	$31,741	$97,832	$96,341
Cost of goods sold	12,176	13,881	39,342	42,094
Gross profit	19,566	17,860	58,490	54,247
Operating expenses:
Selling, general and administrative	23,674	23,803	71,893	76,166
Research and development	2,834	2,600	9,228	8,534
Intangible amortization	792	955	2,376	3,517
Total operating expenses	27,300	27,358	83,497	88,217
Operating loss	(7,734)	(9,498)	(25,007)	(33,970)
Other income (expense), net	215	(59)	387	(33)
Loss before income taxes	(7,519)	(9,557)	(24,620)	(34,003)
Benefit for income taxes	(57)	(103)	(12)	(559)
Net loss	$(7,462)	$(9,454)	$(24,608)	$(33,444)
Net loss per share, basic and diluted	$(0.58)	$(0.84)	$(2.04)	$(2.98)
Weighted average shares used to compute basic and diluted net loss per share	12,815	11,271	12,079	11,206

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEASPINE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(7,462)	$(9,454)	$(24,608)	$(33,444)
Other comprehensive income
Foreign currency translation adjustments	166	45	567	131
Comprehensive loss	$(7,296)	$(9,409)	$(24,041)	$(33,313)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEASPINE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except par value data)

	September 30, 2017	December 31, 2016

ASSETS
Current assets:
Cash and cash equivalents	$16,689	$14,566
Trade accounts receivable, net of allowances of $519 and $483	19,822	20,982
Inventories	42,276	45,299
Prepaid expenses and other current assets	2,477	1,813
Total current assets	81,264	82,660
Property, plant and equipment, net	21,864	21,863
Intangible assets, net	36,859	41,785
Other assets	718	857
Total assets	$140,705	$147,165
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt	$—	$445
Accounts payable, trade	7,930	8,537
Accrued compensation	5,817	4,393
Accrued commissions	4,564	4,398
Contingent consideration liabilities	900	2,855
Other accrued expenses and current liabilities	3,979	3,790
Total current liabilities	23,190	24,418
Long-term borrowings under credit facility	—	3,835
Contingent consideration liabilities	3,632	5,125
Other liabilities	2,927	2,810
Total liabilities	29,749	36,188

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value; 15,000 authorized; no shares issued and outstanding at September 30, 2017 and December 31, 2016	—	—
Common stock, $0.01 par value; 60,000 authorized; 13,429 and 11,258 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	134	113
Additional paid-in capital	204,752	180,753
Accumulated other comprehensive income	1,839	1,272
Accumulated deficit	(95,769)	(71,161)
Total stockholders' equity	110,956	110,977
Total liabilities and stockholders' equity	$140,705	$147,165

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEASPINE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2017	2016
OPERATING ACTIVITIES:
Net loss	$(24,608)	$(33,444)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,184	8,984
Instrument replacement expense	1,146	950
Impairment of spinal instruments	—	919
Provision for excess and obsolete inventories	3,229	4,057
Amortization of debt issuance costs	104	105
Deferred income tax provision (benefit)	103	(80)
Stock-based compensation	4,505	5,406
Gain from change in fair value of contingent consideration liabilities	(897)	—
Changes in assets and liabilities:
Accounts receivable	1,405	4,182
Inventories	1,814	87
Prepaid expenses and other current assets	(653)	1,051
Other non-current assets	(11)	102
Accounts payable	(1,160)	(3,941)
Accrued commissions	166	(277)
Other accrued expenses and current liabilities	2,600	1,289
Other non-current liabilities	(36)	204
Net cash used in operating activities	(4,109)	(10,406)
INVESTING ACTIVITIES:
Purchases of property and equipment	(5,518)	(5,707)
Additions to technology assets	(200)	(1,150)
Net cash used in investing activities	(5,718)	(6,857)
FINANCING ACTIVITIES:
Borrowings under credit facility	—	3,300
Borrowings under short-term debt	—	1,202
Repayments of credit facility	(4,020)	—
Repayments of short-term debt	(445)	(378)
Proceeds from issuance of common stock- employee stock purchase plan and exercise of stock options	488	356
Proceeds from issuance of common stock, net of offering costs- ATM transactions	15,557	—
Repurchases of common stock for income tax withheld upon vesting of restricted stock awards	(48)	(25)
Net cash provided by financing activities	11,532	4,455
Effect of exchange rate changes on cash and cash equivalents	418	187
Net change in cash and cash equivalents	2,123	(12,621)
Cash and cash equivalents at beginning of period	14,566	33,429
Cash and cash equivalents at end of period	$16,689	$20,808
Non-cash operating activities:
Settlement of bonus in payment of restricted stock units	$970	$—
Non-cash investing activities:
Property and equipment in liabilities	$972	$1,556
Fair value of intangible assets acquired through acquisition of business (see Note 8)	$—	$8,300
Fair value of contingent consideration liabilities in connection with acquisition of business	$—	$8,300

Settlement of contingent closing consideration liabilities in connection with acquisition of business (see Note 8)	$2,548	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEASPINE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)
(In thousands)

	Common Stock		Additional	Accumulated Other		Total
	Number of		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance December 31, 2016	11,258	$113	$180,753	$1,272	$(71,161)	$110,977
Net loss	—	—	—	—	(24,608)	(24,608)
Foreign currency translation adjustment	—	—	—	567	—	567
Restricted stock awards/units issued	252	2	968	—	—	970
Issuance of common stock under employee stock purchase plan	71	1	452	—	—	453
Issuance of common stock- NLT Spine Ltd contingent closing consideration	350	3	2,545	—	—	2,548
Issuance of common stock, net of offering costs- ATM transactions	1,500	15	15,542	—	—	15,557
Issuance of common stock- exercise of stock options	5	—	35	—	—	35
Repurchases of common stock for income tax withheld upon vesting of restricted stock awards	(7)	—	(48)	—	—	(48)
Stock-based compensation	—	—	4,505	—	—	4,505
Balance September 30, 2017	13,429	$134	$204,752	$1,839	$(95,769)	$110,956

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND BASIS OF PRESENTATION

Business

SeaSpine Holdings Corporation was incorporated in Delaware on February 12, 2015 in connection with the spin-off of the orthobiologics and spinal implant business of Integra LifeSciences Holdings Corporation, a diversified medical technology company. The spin-off occurred on July 1, 2015. Unless the context indicates otherwise, (i) references to "SeaSpine" or the "Company" refer to SeaSpine Holdings Corporation and its wholly-owned subsidiaries, and (ii) references to "Integra" refer to Integra LifeSciences Holdings Corporation and its subsidiaries other than SeaSpine.

Basis of Presentation and Principles of Consolidation
The Company prepared the unaudited interim condensed consolidated financial statements included in this report in accordance with accounting principles generally accepted in the U.S. (GAAP) for interim financial information and the rules and regulations of the Securities and Exchange Commission (SEC) related to quarterly reports on Form 10-Q.
The Company’s financial statements are presented on a consolidated basis. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. The unaudited interim condensed consolidated financial statements do not include all information and disclosures required by GAAP for annual audited financial statements and should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K filed with the SEC. In the opinion of management, the unaudited interim condensed consolidated financial statements included in this report have been prepared on the same basis as the Company's audited consolidated financial statements and include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations, cash flows, and statement of equity for periods presented. The results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results expected for the full year. The condensed consolidated balance sheet as of December 31, 2016 was derived from the audited consolidated financial statements for the year ended December 31, 2016.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities, and the reported amounts of revenues and expenses. Significant estimates affecting amounts reported or disclosed in the consolidated financial statements include allowances for doubtful accounts receivable and sales returns and other credits, net realizable value of inventories, discount rates and estimated projected cash flows used to value and test impairments of identifiable intangible and long-lived assets, assumptions related to the timing and probability of product launch dates, discount rates matched to the estimated timing of payments, probability of success rates and discount adjustments on the related cash flows for contingent considerations in business combinations, depreciation and amortization periods for identifiable intangible and long-lived assets, computation of taxes, valuation allowances recorded against deferred tax assets, the valuation of stock-based compensation and loss contingencies. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the current circumstances. Actual results could differ from these estimates.

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

In May 2014, the Financial Accounting Standards Board (FASB) issued Update No. 2014-09, Revenue from Contracts with

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Customers (Topic 606). The new standard provides a five-step approach to be applied to all contracts with customers. The new standard also requires expanded disclosure about revenue recognition. The new standard as amended by ASU 2015-14 will be effective for the Company beginning on January 1, 2019, and for interim periods within annual periods beginning on January 1, 2020. The Company performed a preliminary assessment of the impact of this new standard on its consolidated financial statements. In assessing the impact, the Company has outlined all revenue streams, and has considered the five steps outlined in the standard for product sales, from which substantially all the Company's revenue is generated. The Company will continue to evaluate the future impact of the new standard throughout 2017.

In February 2016, the FASB issued Update No. 2016-02, Leases (Topic 842). The new standard requires lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms of greater than twelve months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. The new standard must be adopted using the modified retrospective approach. The standard will be effective for the Company beginning on January 1, 2020, and interim periods within annual periods beginning on January 1, 2021, with early adoption permitted. The Company does not plan to early adopt and expects to apply the transition practical expedients allowed by the standard. Note 11 to the Condensed Consolidated Financial Statements provides details on the Company’s current lease arrangements. While the Company continues to evaluate the impact of this new standard on its consolidated financial statements, the Company currently expects the primary impact will be to record right-of-use assets and lease liabilities for existing operating leases in the consolidated balance sheets. The Company does not currently expect the adoption of this new standard to have a material impact on its consolidated results of operations or cash flows.

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

In May 2017, the FASB issued Update No. 2017-09, Compensation- Stock Compensation (Topic 718): Scope of Modification Accounting. The new standard provides guidance regarding which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The new standard will be effective for the Company beginning on January 1, 2018, and interim periods within annual periods beginning on January 1, 2018. The new standard should be applied prospectively to an award modified on or after the adoption date. The Company is in the process of evaluating the impact of this standard on its consolidated financial statements.

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

Net Loss Per Share

Basic and diluted net loss per share was calculated using the weighted-average number of shares of common stock outstanding during the period. The weighted average number of shares used to compute diluted net loss per share excludes any assumed exercise of stock options, any assumed issuance of common stock under restricted stock awards and units, and any assumed issuances under the Company's 2015 Employee Stock Purchase Plan, as the effect, in each case, would be antidilutive. Common stock equivalents of 3.4 million shares for each of the three and nine months ended September 30, 2017, and 2.9 million shares for each of the three and nine months ended September 30, 2016, were excluded from the calculation because of their antidilutive effect.

Out-of-Period Adjustment

In the third quarter of 2016, the Company recorded an adjustment to correct an error in the first quarter of 2016 reported amounts. This resulted in an increase to cost of goods sold by $0.6 million for the three months ended September 30, 2016. The error had the effect of overstating the inventory balance and understating the cost of goods sold, in each case, by $0.6 million for the three months ended March 31, 2016. The adjustment recorded in the third quarter of 2016 corrected the balance sheet

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

and cost of goods sold for the nine months ended September 30, 2016. The impact to the periods presented and to the previously issued related financial statements was not material.

3. DEBT AND INTEREST

Credit Agreement
In December 2015, the Company entered into a three-year credit facility with Wells Fargo Bank, National Association, which was subsequently amended in October 2016 (as amended, the Credit Facility). The Credit Facility provides an asset-backed revolving line of credit of up to $30.0 million in borrowing capacity with a maturity date of December 24, 2018, which maturity date is subject to a one-time, one-year extension at the Company's election. In connection with the Credit Facility, the Company was required to become a guarantor and to provide a security interest in substantially all its assets for the benefit of the counterparty.

Borrowings under the Credit Facility accrue interest at the rate then applicable to base rate loans (as customarily defined), unless and until converted into LIBOR rate loans (as customarily defined) in accordance with the terms of the Credit Facility. Borrowings bear interest at a floating annual rate equal to (a) during any month for which the Company's average excess availability (as customarily defined) is greater than $20.0 million, (i) base rate plus 1.25 percentage points for base rate loans and (ii) LIBOR rate plus 2.25 percentage points for LIBOR rate loans, (b) during any month for which the Company's average excess availability is greater than $10.0 million but less than or equal to $20.0 million, (i) base rate plus 1.50 percentage points for base rate loans and (ii) LIBOR rate plus 2.50 percentage points for LIBOR rate loans and (c) during any month for which the Company's average excess availability is less than or equal to $10.0 million, (i) base rate plus 1.75 percentage points for base rate loans and (ii) LIBOR rate plus 2.75 percentage points for LIBOR rate loans. The Company will also pay an unused line fee in an amount equal to 0.375% per annum of the unused Credit Facility amount. The unused line fee is due and payable on the first day of each month.

In September 2016, the Company borrowed $3.3 million under the Credit Facility. The Company elected to have the LIBOR rate apply to the amount borrowed with an interest period of six months commencing on September 28, 2016, which was further extended for another interest period of six months commencing on March 28, 2017. During the three months ended September 30, 2017, the Company paid off the entire amount borrowed plus accrued interest, totaling $4.1 million. At September 30, 2017, there were no amounts outstanding under the Credit Facility, and the Company had $18.2 million of current borrowing capacity thereunder. Debt issuance costs and legal fees related to the Credit Facility totaling $0.4 million were recorded as a deferred asset and are being amortized ratably over the term of the arrangement.

The Credit Facility contains various customary affirmative and negative covenants, including prohibiting the Company from incurring indebtedness without the lender’s consent. The Credit Facility also includes a financial covenant that requires the Company to maintain a minimum fixed charge coverage ratio of 1.10 to 1.00 for the applicable measurement period, if the Company's Total Liquidity (as defined in the Credit Facility) is less than $5.0 million. The Company was in compliance with all applicable covenants at September 30, 2017.

The Credit Facility also includes customary events of default, including events of default relating to non-payment of amounts due under the Credit Facility, material inaccuracy of representations and warranties, violation of covenants, bankruptcy and insolvency, failure to comply with health care laws, violation of certain of the Company’s existing agreements, and the occurrence of a change of control. Under the Credit Facility, if an event of default occurs, the lender will have the right to terminate the commitments and accelerate the maturity of any loans outstanding.

Insurance Premium Finance Agreements

In July 2016, the Company entered into two insurance premium finance agreements (the Finance Agreements) with First Insurance Funding Corporation and AFCO Acceptance Corporation (the Lenders), under which the Lenders agreed to pay premiums, taxes and fees to insurance companies on the Company's behalf for various insurance policies. The Company financed an aggregate of $1.2 million under the Finance Agreements with annual interest rates between 2% and 4%. The Company recorded the total amounts due to the Lenders as short-term debt on the balance sheet. At June 30, 2017, the financed amount plus accrued interest was paid off and no amounts were outstanding under the Finance Agreements, and no additional amounts have been financed under the Finance Agreements since then.

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. TRANSACTIONS WITH INTEGRA

Prior to the spin-off, and pursuant to certain supply agreements subsequent to the spin-off, SeaSpine purchased a portion of raw materials and finished goods from Integra for SeaSpine's Mozaik family of products, and SeaSpine contract manufactured certain finished goods for Integra. The Company's purchases of raw materials and Mozaik product finished goods from Integra totaled $0.1 million for each of the three months ended September 30, 2017 and 2016, and $0.4 million and $1.1 million for the nine months ended September 30, 2017 and 2016, respectively. The Company's sale of finished goods sold to Integra under its contract manufacturing arrangement was immaterial for each of the three months ended September 30, 2017 and 2016, and totaled $0.4 million and $0.2 million for the nine months ended September 30, 2017 and 2016, respectively.

Pursuant to a transition services agreement, Integra and SeaSpine provided certain services to one another following the spin-off, and Integra and SeaSpine agreed to indemnify each other against certain liabilities arising from their respective businesses. Under this agreement, Integra provided the Company with certain support functions, including information technology, accounting and other financial functions, regulatory affairs and quality assurance, human resources and other administrative support. The Company incurred no costs under this agreement for either of the three or nine months ended September 30, 2017, an immaterial amount for the three months ended September 30, 2016, and approximately $0.3 million for the nine months ended September 30, 2016.

5. INVENTORIES
Inventories consisted of the following:

	September 30, 2017	December 31, 2016
	(In thousands)
Finished goods	$31,182	$30,922
Work in process	8,214	10,554
Raw materials	2,880	3,823
	$42,276	$45,299

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
The cost of purchased spinal instruments which the Company consigns to hospitals and independent sales agents to support surgeries is initially capitalized as construction in progress. The amount is either then reclassified to spinal instrument sets and depreciation is initiated when instruments are put together in a newly built set with spinal implants, or directly expensed for the instruments that are used to replace damaged instruments in an existing set. The depreciation expense and direct expense for replacement instruments are recorded in selling, general and administrative expense.

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Property, plant and equipment balances and corresponding useful lives were as follows:

	September 30, 2017	December 31, 2016	Useful Lives
	(In thousands)
Leasehold improvement	$5,320	$5,003	Lease Term
Machinery and production equipment	7,014	6,826	3-10 years
Spinal instrument sets	23,187	26,618	5 years
Information systems and hardware	7,402	6,918	3-7 years
Furniture and fixtures	1,102	1,058	3-5 years
Construction in progress	7,505	7,828
Total	51,530	54,251
Less accumulated depreciation and amortization	(29,666)	(32,388)
Property, plant and equipment, net	$21,864	$21,863
Depreciation and amortization expenses totaled $1.0 million and $1.1 million for the three months ended September 30, 2017 and 2016, respectively, and $3.1 million and $3.4 million for the nine months ended September 30, 2017 and 2016, respectively. The cost of purchased instruments used to replace damaged instruments in existing sets and recorded directly to the instrument replacement expense totaled $0.4 million and $0.2 million for the three months ended September 30, 2017 and 2016, respectively, and $1.1 million and $1.0 million for the nine months ended September 30, 2017 and 2016, respectively.

For the three and nine months ended September 30, 2016, the Company recorded impairment charges totaling $0.2 million and $0.9 million, respectively, against spinal instruments that are no longer expected to be placed into service. No impairment charges against spinal instruments were recorded for the three or nine months ended September 30, 2017.

7. IDENTIFIABLE INTANGIBLE ASSETS
Identifiable intangible assets are initially recorded at fair value at the time of acquisition, generally using an income or cost approach. The Company capitalizes costs incurred to renew or extend the term of recognized intangible assets and amortizes those costs over their expected useful lives.
The components of the Company’s identifiable intangible assets were as follows:

	September 30, 2017
	Weighted Average Life	Cost	Accumulated Amortization	Net
	(Dollars in thousands)
Product technology	12 years	$40,769	$(24,967)	$15,802
Customer relationships	12 years	56,830	(35,773)	21,057
Trademarks/brand names	—	300	(300)	—
		$97,899	$(61,040)	$36,859

	December 31, 2016
	Weighted Average Life	Cost	Accumulated Amortization	Net
	(Dollars in thousands)
Product technology	12 years	$40,569	$(22,218)	$18,351
Customer relationships	12 years	56,830	(33,396)	23,434
Trademarks/brand names	—	300	(300)	—
		$97,699	$(55,914)	$41,785

Annual amortization expense (including amounts reported in cost of goods sold) is expected to be approximately $6.8 million in 2017, $6.5 million in 2018, $5.8 million in 2019, $4.9 million in 2020 and $4.9 million in 2021. Amortization expense totaled $1.7 million and $1.6 million for the three months ended September 30, 2017 and 2016, respectively, and included $0.9 million and $0.7 million, respectively, of amortization of product technology intangible assets that is presented within cost of goods sold. Amortization expense totaled $5.1 million and $5.6 million for the nine months ended September 30, 2017 and

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2016, respectively, and included $2.7 million and $2.0 million, respectively, of amortization of product technology intangible assets that is presented within cost of goods sold.

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

At the initial closing under the asset purchase agreement, the Company entered into (i) an exclusive license agreement with NLT, pursuant to which the Company received an exclusive, worldwide license to make, use, import, offer for sale, sell and otherwise commercially exploit NLT’s expandable interbody device products , (ii) a transition services agreement with NLT, pursuant to which NLT agreed to provide certain services with respect to the continued development of the acquired intellectual property and (iii) a non-competition and non-solicitation agreement with NLT, pursuant to which NLT and its affiliates agreed not to compete with the Company with respect to the acquired intellectual property, subject to certain exceptions.

The purchase price consisted of an initial cash payment to NLT of $1.0 million, which was paid in September 2016 upon the initial closing, and the issuance in January 2017 of 350,000 shares of the Company’s common stock with a total fair value of $2.5 million at issuance as contingent closing consideration upon the satisfaction of certain conditions, including FDA 510(K) clearance of one of the acquired product technologies. In accordance with the terms of the asset purchase agreement, the number of shares issued was determined based on the volume weighted average closing price (VWAP) of the Company's common stock during the 20 trading day period ending one trading day prior to the issuance date, subject to a minimum and maximum VWAP of $10.00 and $17.00, respectively. The VWAP over such 20-trading day period was $7.58 and therefore $10.00 was used.

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

The Company accounted for this transaction as a business combination in accordance with ASC 805 Business Combinations, and as such, the assets acquired have been recorded at their respective fair values. There were no liabilities assumed. The determination of fair value for the identifiable intangible assets acquired requires extensive use of estimates and judgments. Significant estimates include estimating cash flows and determining the appropriate discount rate, which are considered significant unobservable inputs (Level 3) under the fair value concepts defined in ASC 820. Intangible assets acquired were valued at $9.3 million as of the initial closing date and recorded as product technology intangible assets, which are being amortized ratably over a useful life of 10 years from the initial closing. Acquisition costs of $0.5 million incurred were recorded as selling, marketing and administrative expenses.

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

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The unaudited pro forma financial information set forth below assumes that the NLT purchased assets had been acquired on January 1, 2016. The unaudited pro forma financial information includes the effect of estimated amortization charges for acquired intangible assets of $0.2 million and $0.6 million for the three and nine months ended September 30, 2016, respectively, and the estimated research and development expenses for the purchased assets of $0.3 million and $0.8 million for the three and nine months ended September 30, 2016, respectively, and excludes the non-recurring acquisition costs of $0.5 million for each of the three and nine months ended September 30, 2016. There was no adjustment to the total revenues. The unaudited pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the periods presented.

The actual amortization charges for acquired intangible assets and research and development expenses for the purchased assets are included in the consolidated statement of operations for the three and nine months ended September 30, 2017, and therefore no adjustment was made to such statement.

	Three Months Ended September 30,	Nine Months Ended September 30,
(In thousands, except per share data)	2016	2016
Operating loss	$(9,511)	$(34,945)
Net loss	(9,467)	(34,419)
Net loss per share, basic and diluted	$(0.84)	$(3.07)
Weighted average shares used to compute basic and diluted net loss per share	11,271	11,206

9. FAIR VALUE MEASUREMENTS

The fair values of the Company’s assets and liabilities, including contingent consideration liabilities, are measured at fair value on a recurring basis, and are determined under the fair value categories as follows (in thousands):

	Total	Quoted Price in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2017:
Contingent consideration liabilities- current	$900	$—	$—	$900
Contingent consideration liabilities- non-current	3,632	—	—	3,632
Total contingent consideration	$4,532	$—	$—	$4,532

December 31, 2016:
Contingent consideration liabilities- current	$2,855	$—	$—	$2,855
Contingent consideration liabilities- non-current	5,125	—	—	5,125
Total contingent consideration	$7,980	$—	$—	$7,980

Contingent consideration liabilities are classified within Level 3 of the fair value hierarchy because they use significant unobservable inputs. For those liabilities, fair value is determined using a probability-weighted discounted cash flow model and significant inputs which are not observable in the market. The significant inputs include assumptions related to the timing and probability of the product launch dates, discount rates matched to the timing of payments, and probability of success rates.

The following table sets forth the changes in the estimated fair value of the Company’s liabilities measured on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2017. The gain from change in fair value of contingent closing consideration is the difference between the fair value of shares expected to be issued to NLT based on assumptions as of December 31, 2016, including the forecasted issuance date and stock price, and the fair value of the shares actually issued to NLT on January 31, 2017. The gain from change in fair value of contingent milestone and royalty payments resulted from updated estimated timing of payments, probability of success rates, the passage of time, updated discount rates matched to the estimated timing of payments, actual net sales of certain products for the three and nine months ended September 30, 2017, and lower estimated net sales for the remainder of 2017 and for future royalty payment periods.

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Three Months Ended September 30, 2017	(in thousands)
Balance as of June 30, 2017	$5,777
Contingent consideration liabilities settled	(3)
Gain from change in fair value of contingent milestone and royalty payments recorded in selling, general and administrative expenses	(1,242)
Fair value at September 30, 2017	$4,532

Nine Months Ended September 30, 2017	(in thousands)
Balance as of January 1, 2017	$7,980
Contingent consideration liabilities settled	(2,551)
Gain from change in fair value of contingent closing consideration recorded in other income	(112)
Gain from change in fair value of contingent milestone and royalty payments recorded in selling, general and administrative expenses	(785)
Fair value at September 30, 2017	$4,532

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. EQUITY AND STOCK-BASED COMPENSATION

Common Stock

On January 31, 2017, the Company issued 350,000 shares of common stock to NLT as the settlement of contingent closing consideration pursuant to the terms of the asset purchase agreement entered into with NLT in August 2016. The total fair value of such shares was $2.5 million at issuance. See Note 8, "Business Combinations" above.

In August 2016, the Company entered into an equity distribution agreement (Distribution Agreement) with Piper Jaffray & Co. (Piper Jaffray), pursuant to which the Company may offer and sell shares of its common stock in “at the market” (ATM) offerings (as defined in Rule 415 of the Securities Act of 1933, as amended) having an aggregate offering price up to $25.0 million in gross proceeds from time to time through Piper Jaffray acting as sales agent. The shares offered and sold under the Distribution Agreement are covered by a registration statement on Form S-3 that was declared effective on August 24, 2016. Under the Distribution Agreement, the Company sold 1,500,000 shares of common stock at an average price per share of $10.78 and received net proceeds of approximately $15.6 million (net of $0.6 million of offering costs) during the nine months ended September 30, 2017. The Company intends to use the net proceeds for general corporate purposes, including paying down outstanding borrowings under the Credit Facility, sales and marketing expenditures aimed at growing its business, and research and development expenditures focused on product development. The Company has the capacity to issue additional shares of its common stock to generate up to $8.8 million of gross proceeds under the Distribution Agreement as of September 30, 2017. Future sales, if any, will depend on a variety of factors including, but not limited to, market conditions, the trading price of the Company’s common stock and the Company’s capital needs.

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
In May 2015, the Company adopted the 2015 Incentive Award Plan, which was subsequently amended and restated with approval of the Company's stockholders (as amended and restated, the 2015 Plan). Under the 2015 Plan, the Company can grant its employees and non-employee directors incentive stock options and non-qualified stock options, restricted stock, performance stock, dividend equivalent rights, stock appreciation rights, stock payment awards and other incentive awards. The Company may issue up to 3,509,500 shares of its common stock in respect of awards granted under the 2015 Plan. As of September 30, 2017, there were 290,289 shares available to grant under the 2015 Plan.

In 2016, the Company established the 2016 Employment Inducement Incentive Award Plan (the 2016 Plan). The plan is a broad-based incentive plan which allows for the issuance of stock-based awards, including non-qualified stock options, restricted stock awards, performance awards, restricted stock unit awards and stock appreciation rights, to any prospective officer or other employee who has not previously been an employee or director of SeaSpine or an affiliate or who is commencing employment with SeaSpine or an affiliate following a bona-fide period of non-employment by SeaSpine or an affiliate. An aggregate of 1,000,000 shares are reserved for issuance under the 2016 Plan. The Company has not awarded any shares under the 2016 Plan as of September 30, 2017.
Restricted Stock Awards and Restricted Stock Units
The Company expenses the fair value of restricted stock awards and of restricted stock units on an accelerated basis over the vesting period or requisite service period, whichever is shorter. Stock-based compensation expense related to restricted stock awards and to restricted stock units includes an estimate for forfeitures. The expected forfeiture rate of all equity-based compensation is based on historical experience of pre-vesting forfeitures on awards by each homogenous group of shareowners. For awards granted to non-executive employees, the forfeiture rate is estimated to be 15% annually for the nine months ended September 30, 2017 and 12% annually for the nine months ended September 30, 2016. There is no forfeiture rate applied to awards granted to non-employee directors or executive employees because their pre-vesting forfeitures are anticipated to be highly unlikely. As individual awards become fully vested, stock-based compensation expense is adjusted to recognize actual forfeitures.
There were no shares of restricted stock awards granted to non-employee directors during either of the three months ended September 30, 2017 or 2016. There were 120,610 and 75,075 shares of restricted stock awards granted to non-employee

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

directors during the nine months ended September 30, 2017 and 2016, respectively. There were 34,800 and 778,755 shares of restricted stock units granted to employees during the three and nine months ended September 30, 2017, respectively. Of the total restricted stock units granted to employees, 131,523 shares were issued in lieu of cash bonuses earned under the annual incentive program for corporate and individual performance in 2016. There were no restricted stock units granted during the three or nine months ended September 30, 2016. As of September 30, 2017, there was approximately $3.2 million of total unrecognized compensation expense related to the unvested portions of restricted stock awards and of restricted stock units. This cost is expected to be recognized over a weighted-average period of approximately 1.2 years.

Stock Options

Stock option grants to employees generally have a requisite service period of four years, and stock option grants to non-employee directors generally have a requisite service period of one year. Both are subject to graded vesting. The Company records stock-based compensation expense associated with stock options on an accelerated basis over the various vesting periods within each grant and based on their fair value at the date of grant using the Black-Scholes-Merton option pricing model. There were zero and 43,500 stock options granted during the three months ended September 30, 2017 and 2016, respectively, and 21,500 and 900,524 stock options granted during the nine months ended September 30, 2017 and 2016, respectively. The following weighted-average assumptions were used in the calculation of fair value for options grants for the periods indicated.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2016	2017	2016
Expected dividend yield	0%	0%	0%
Risk-free interest rate	1.1%	2.0%	1.3%
Expected volatility	38.1%	35.7%	38.3%
Expected term (in years)	5.1	5.1	4.9

The Company considered that it has never paid, and does not currently intend to pay, cash dividends. The risk-free interest rates are derived from the U.S. Treasury yield curve in effect on the date of grant for instruments with a remaining term similar to the expected term of the options. Due to the Company’s limited historical data, the expected volatility is calculated based upon the historical volatility of comparable companies in the medical device industry whose share prices are publicly available for a sufficient period of time. The expected term of "plain vanilla" options is calculated using the simplified method as prescribed by accounting guidance for stock-based compensation. A "plain vanilla" option is an option with the following characteristics: (1) the option is granted at-the-money; (2) exercisability is conditional only on satisfaction of a service condition through the vesting date; (3) employees who terminate their service prior to vesting forfeit the option; (4) employees who terminate their service after vesting are granted limited time to exercise their options; and (5) the option is nontransferable and non-hedgeable. The expected term of any other option is based on disclosures from similar companies with similar grants. In addition, the Company applies an expected forfeiture rate when amortizing stock-based compensation expense. The expected forfeiture rate of options is based on historical experience of pre-vesting forfeitures on awards by each homogenous group of shareowners. The forfeiture rate of options granted to non-executive employees is estimated to be 15% annually for the nine months ended September 30, 2017, and 12% annually for the nine months ended September 30, 2016. There is no forfeiture rate applied to options granted to non-employee directors or executive employees because their pre-vesting forfeitures are anticipated to be highly unlikely. As individual options become fully vested, stock-based compensation expense is adjusted to recognize actual forfeitures.

As of September 30, 2017, there was approximately $1.2 million of total unrecognized compensation expense related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 1.1 years.

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Employee Stock Purchase Plan

In May 2015, the Company adopted the SeaSpine Holdings Corporation 2015 Employee Stock Purchase Plan, which was amended in December 2015 (as amended, the ESPP). Under the ESPP, eligible employees may purchase shares of the Company’s common stock through payroll deductions of up to 15% of eligible compensation during an offering period. Generally, each offering will be for a period of twenty-four months as determined by the Company's board of directors. There are four six-month purchase periods in each offering period for contributions to be made and to be converted into shares at the end of the purchase period. In no event may an employee purchase more than 2,500 shares per purchase period based on the closing price on the first trading date of an offering period or more than $25,000 worth of stock during any calendar year. The purchase price for shares to be purchased under the ESPP is 85% of the lesser of the market price of the Company's common stock on the first trading date of an offering period or on any purchase date during an offering period (June 30 or December 31).

The ESPP authorizes the issuance of up to 400,000 shares of common stock pursuant to purchase rights granted to employees. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended (the IRC). The first offering period under the ESPP commenced on January 1, 2016 and will end on December 31, 2017. However, the ESPP contains a restart feature, such that if the market price of the stock at the end of any six-month purchase period is lower than the market price at the original grant date of an offering period, that offering period will terminate after that purchase date, and a new two-year offering period will commence on the January 1 or July 1 immediately following the date the original offering period terminated. This restart feature was first triggered on the purchase date that occurred on June 30, 2016, such that the offering period that commenced on January 1, 2016 was terminated, and a new two-year offering period commenced on July 1, 2016. This restart feature was triggered again on the purchase date that occurred on December 31, 2016, such that the offering period that commenced on July 1, 2016 was terminated, and a new two-year offering period commenced on January 1, 2017 and will end on December 31, 2018. The Company applied share-based payment modification accounting to the awards that were initially valued at the grant date to determine the amount of any incremental fair value associated with the modified awards. The impact to stock-based compensation expense for modifications during the three and nine months ended September 30, 2017 was immaterial.

During the nine months ended September 30, 2017 and 2016, there were 70,537 and 39,955 shares of common stock, respectively, purchased under the ESPP.

The Company estimates the fair value of shares issued to employees under the ESPP using the Black-Scholes-Merton option-pricing model. The following weighted average assumptions were used in the calculation of fair value of shares under the ESPP at the grant date for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	1.3%	0.5%	1.0%	0.6%
Expected volatility	25.3%	29.3%	28.1%	30.5%
Expected term (in years)	1.2	1.2	1.2	1.2

11. LEASES

The Company leases administrative, manufacturing, research, and distribution facilities and various manufacturing, office and transportation equipment through operating lease agreements. During the nine months ended September 30, 2017, the Company entered into two lease agreements: one for an office located in Wayne, Pennsylvania, where the Company designs spinal implants and which facilitates the Company's interactions with customers in the Eastern United States, and another for an office located in Lyon, France, which serves as the Company's international sales and marketing office. The terms of these two lease agreements are through June 2022 and February 2026, respectively, and both have an average annual cost of less than $0.1 million.

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Future minimum lease payments under the Company's operating leases at September 30, 2017 are as follows:

Payments Due by Calendar Year
(In thousands)
2017	$535
2018	2,082
2019	2,130
2020	2,179
2021	2,221
Thereafter	8,474
Total minimum lease payments	$17,621

Total lease expense for the three months ended September 30, 2017 and 2016 was $0.5 million and $0.7 million, respectively, and $1.6 million and $2.3 million for the nine months ended September 30, 2017 and 2016, respectively.

12. INCOME TAXES
The following table provides a summary of the Company’s effective tax rate for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Reported tax rate	0.8%	1.1%	—%	1.6%

The Company reported an income tax benefit for the three and nine months ended September 30, 2017 primarily related to the release of its ASC 740-10 (Accounting for Uncertainty in Income Taxes) liabilities due to the expiration of the statute of limitations, offset by income tax expenses related to foreign and state operations.

The Company reported an income tax benefit for the three and nine months ended September 30, 2016 which was primarily the result of a refund of tax initially paid toward the income tax return for its U.S. subsidiary which was not part of the U.S consolidated tax group for the tax period January 1, 2015 through August 31, 2015 as well as the release of its ASC 740-10 liabilities due to the expiration of the statute of limitations.

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

13. COMMITMENTS AND CONTINGENCIES
In consideration for certain technology, manufacturing, distribution, and selling rights and licenses granted to the Company, the Company has agreed to pay royalties on sales of certain products sold by the Company. The royalty payments that the Company made under these agreements are included in the consolidated statements of operations as a component of cost of goods sold.
The Company is subject to various legal proceedings in the ordinary course of its business with respect to its products, its current or former employees, and its commercial relationships, some of which have been settled by the Company. In the opinion of management, such proceedings are either adequately covered by insurance or otherwise indemnified, or are not expected, individually or in the aggregate, to result in a material adverse effect on the Company's financial condition. However, it is possible that the Company's results of operations, financial position and cash flows in a particular period could be materially affected by these contingencies.
The Company accrues for loss contingencies when it is deemed probable that a loss has been incurred and that loss is estimable. The amounts accrued are based on the full amount of the estimated loss before considering insurance proceeds, and do not include an estimate for legal fees expected to be incurred in connection with the loss contingency. While uncertainty exists, the Company does not believe there are any pending legal proceedings that would have a material impact on the Company’s financial position, cash flows or results of operations.

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. SEGMENT AND GEOGRAPHIC INFORMATION

Management assessed its segment reporting based on how it internally manages and reports the results of its business to its chief operating decision maker. Management reviews financial results, manages the business and allocates resources on an aggregate basis. Therefore, financial results are reported in a single operating segment: the development, manufacture and marketing of orthobiologics and of spinal implants. The Company reports revenue in two product categories: orthobiologics and spinal implants. Orthobiologics products consist of a broad range of advanced and traditional bone graft substitutes that are designed to improve bone fusion rates following surgery. The spinal implants portfolio consists of an extensive line of products for minimally invasive surgery, complex spine, deformity and degenerative procedures.
Revenue, net consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Orthobiologics	$16,333	$16,186	$51,073	$49,649
Spinal implants	15,409	15,555	46,759	46,692
Total revenue, net	$31,742	$31,741	$97,832	$96,341

The Company attributes revenues to geographic areas based on the location of the customer. Total revenue by major geographic area consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
United States	$28,245	$28,485	$87,209	$87,041
International	3,497	3,256	10,623	9,300
Total revenue, net	$31,742	$31,741	$97,832	$96,341

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

•
our ability to attract and retain new, high-quality independent sales agents, whether as a result of inability to reach agreement on financial or other contractual terms or otherwise, disruption to our existing distribution network as new independent sales agents are added, and the ability of new independent sales agents to generate growth or offset disruption to existing independent sales agents;

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
Overview
We are a global medical technology company focused on the design, development and commercialization of surgical solutions for the treatment of patients suffering from spinal disorders. We have a comprehensive portfolio of orthobiologics and spinal implant solutions to meet the varying combinations of products that neurosurgeons and orthopedic spine surgeons need to perform fusion procedures in the lumbar, thoracic and cervical spine. We believe this broad combined portfolio of orthobiologics and spinal implant products is essential to meet the “complete solution” requirements of neurosurgeons and orthopedic spine surgeons.
We report revenue in two product categories: orthobiologics and spinal implants. Our orthobiologics products consist of a broad range of advanced and traditional bone graft substitutes that are designed to improve bone fusion rates following a wide range of orthopedic surgeries, including spine, hip, and extremities procedures. Our spinal implant portfolio consists of an extensive line of products to facilitate spinal fusion in MIS, complex spine, deformity and degenerative procedures.
Our U.S. sales organization consists of regional and territory managers who oversee a broad network of independent orthobiologics and spinal implant sales agents to whom we pay commissions based on the sales of our products. Our international sales organization consists of a sales management team that oversees a network of independent orthobiologics and spinal implant stocking sales agents that purchase products directly from us and independently sell them. For the nine months ended September 30, 2017 and 2016, international sales accounted for approximately 11% and 10% of our revenue, respectively. Our policy is not to sell our products through or participate in physician-owned distributorships.

For the nine months ended September 30, 2017, our total revenue, net was $97.8 million and our net loss was $24.6 million. For the same period, revenue from sales of orthobiologics and spinal implants totaled $51.0 million and $46.8 million, respectively. We expect to continue to incur losses as we further invest in the expansion of our business, primarily in sales, marketing and research and development related expenditures, and from the general and administrative expenses we expect to incur. As of September 30, 2017, our cash and cash equivalents totaled $16.7 million.

SeaSpine was incorporated in Delaware on February 12, 2015 in connection with the spin-off of the orthobiologics and spinal implant business of Integra. The spin-off occurred on July 1, 2015.

Components of Our Results of Operations
Revenue
Our net revenue is derived primarily from the sale of orthobiologics and spinal implant products across North America, Europe, Asia Pacific and Latin America. Sales are reported net of returns, rebates, group purchasing organization fees and other customer allowances.
In the United States, we generate most of our revenue by consigning our orthobiologics products and by consigning or loaning our spinal implant sets to hospitals and independent sales agents, who in turn either deliver them to hospitals for a single surgical procedure, after which they are returned to us, or leave them with hospitals that are high volume users for multiple procedures. The spinal implant sets typically contain the instruments, disposables, and spinal implants required to complete a surgery. We ship replacement inventory to independent sales agents to replace the consigned inventory used in surgeries. We maintain and replenish loaned sets at our kitting and distribution centers and return replenished sets to a hospital or independent sales agent for the next procedure. We recognize revenue on these consigned or loaned products when they have been used or implanted in a surgical procedure.
For all other sales transactions, including sales to international stocking sales agents and private label partners, we recognize revenue when the products are shipped to the customer or stocking sales agent and the transfer of title and risk of loss occurs.

There is generally no customer acceptance or other condition that prevents us from recognizing revenue in accordance with the delivery terms for these sales transactions.
Cost of Goods Sold
Cost of goods sold primarily consists of the costs of finished goods purchased directly from third parties and raw materials used in the manufacture of our products, plant and equipment overhead, labor costs, packaging costs, amortization of product technology intangible assets and freight. The majority of our orthobiologics products are designed and manufactured internally. The cost of human tissue and fixed manufacturing overhead costs are significant drivers of the costs of goods sold and consequently our orthobiologics products, at current production volumes, generate lower gross margin than our spinal implant products. We rely on third-party suppliers to manufacture our spinal implant products, and we assemble them into surgical sets at our kitting and distribution centers. Beginning in the fourth quarter of 2016, we began outsourcing a portion of that assembly function to a third party logistics provider. Other costs included in cost of goods sold include amortization of product technology intangible assets, royalties, shipping, inspection and charges for expired, excess and obsolete inventory. We expect our cost of goods sold to continue to increase in absolute dollars as our sales volume increases over time.
Selling, General and Administrative Expense
Our selling, general and administrative (SG&A) expenses consist primarily of sales commissions to independent sales agents, cost of medical education and training, payroll and other headcount related expenses, depreciation of instrument sets, instrument replacement expense, stock-based compensation, marketing expenses, supply chain and distribution expenses, expenses for information technology, legal, human resources, insurance, finance, facilities, and management and gains or losses associated with changes in the fair value of contingent consideration liabilities.
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

RESULTS OF OPERATIONS

	Three Months Ended September 30,		2017 vs. 2016	Nine Months Ended September 30,		2017 vs. 2016
(In thousands, except percentages)	2017	2016	% Change	2017	2016	% Change
Total revenue, net	$31,742	$31,741	—%	$97,832	$96,341	1.5%
Cost of goods sold	12,176	13,881	(12.3)%	39,342	42,094	(6.5)%
Gross profit	19,566	17,860	9.6%	58,490	54,247	7.8%
Gross margin	61.6%	56.3%		59.8%	56.3%
Operating expenses:
Selling, general and administrative	23,674	23,803	(0.5)%	71,893	76,166	(5.6)%
Research and development	2,834	2,600	9.0%	9,228	8,534	8.1%
Intangible amortization	792	955	(17.1)%	2,376	3,517	(32.4)%
Total operating expenses	27,300	27,358	(0.2)%	83,497	88,217	(5.4)%
Operating loss	(7,734)	(9,498)	(18.6)%	(25,007)	(33,970)	(26.4)%
Other income (expense), net	215	(59)	(464.4)%	387	(33)	(1,272.7)%
Loss before income taxes	(7,519)	(9,557)	(21.3)%	(24,620)	(34,003)	(27.6)%
Benefit for income taxes	(57)	(103)	(44.7)%	(12)	(559)	(97.9)%
Net loss	$(7,462)	$(9,454)	(21.1)%	$(24,608)	$(33,444)	(26.4)%

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016
Revenue
Total revenue, net for the three months ended September 30, 2017, was $31.7 million, relatively unchanged compared to the same period in 2016.

	Three Months Ended September 30,		2017 vs. 2016
	2017	2016	% Change
	(In thousands)
Orthobiologics	$16,333	$16,186	0.9%
United States	14,890	14,593	2.0%
International	1,443	1,593	(9.4)%
% of total revenue, net	51%	51%

Spinal Implants	$15,409	$15,555	(0.9)%
United States	13,355	13,892	(3.9)%
International	2,054	1,663	23.5%
% of total revenue, net	49%	49%

Total revenue, net	$31,742	$31,741	—%

	Three Months Ended September 30,		2017 vs. 2016
	2017	2016	% Change
	(In thousands)
United States	$28,245	$28,485	(0.8)%
International	3,497	3,256	7.4%
Total revenue, net	$31,742	$31,741	—%
Revenue from sales of orthobiologics was $16.3 million for the three months ended September 30, 2017, an increase of $0.1 million or 0.9%, from the same period in 2016. Revenue from sales of our orthobiologics products in the United States increased $0.3 million to $14.9 million for the three months ended September 30, 2017 compared to the same period in 2016 and was driven by growth in sales across multiple product lines generated from recently added independent sales agents. Revenue from international sales of our orthobiologics products, which can be volatile from quarter to quarter because of irregular ordering patterns from our stocking sales agents, decreased $0.2 million for the three months ended September 30, 2017 compared to the same period in 2016, which was primarily attributable to decreased sales in Europe.
Revenue from sales of spinal implants was $15.4 million for the three months ended September 30, 2017, a decrease of $0.1 million or 0.9%, from the same period in 2016. Revenue from sales of our spinal implant products in the United States decreased $0.5 million to $13.4 million for the three months ended September 30, 2017 compared to the same period in 2016, primarily due to lower prices and decreased usage of our legacy systems, which outpaced the revenue growth contributed by recently launched products, and from the impact of the hurricanes in Texas and the Southeast. Revenue from international sales of our spinal implant products, which can be volatile from quarter to quarter because of irregular ordering patterns from our stocking sales agents, increased $0.4 million for the three months ended September 30, 2017 compared to the same period in 2016, which was primarily attributable to increased sales in Europe.
Cost of Goods Sold and Gross Margin
Cost of goods sold decreased $1.7 million, to $12.2 million for the three months ended September 30, 2017, compared to the same period in 2016. Gross margin was 61.6% for the three months ended September 30, 2017 and 56.3% for the same period in 2016. The increase in gross margin was mainly driven by lower manufacturing costs for orthobiologics products manufactured at our Irvine, California facility. This was partially offset by a $0.2 million increase in non-cash amortization of technology intangible assets acquired in September 2016 from NLT.
Cost of goods sold included $0.9 million and $0.7 million of amortization for product technology intangible assets for the three months ended September 30, 2017 and 2016, respectively.
Selling, General and Administrative
SG&A expenses decreased $0.1 million to $23.7 million for the three months ended September 30, 2017 compared to the same period in 2016. This decrease was mainly driven by a $1.2 million non-cash gain related to a decrease in the fair value of contingent consideration liabilities related to the NLT acquisition (see Note 8, "Business Combinations" to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report) and a $1.0 million decrease in consulting and other expenses due to the completion in late 2016 of the outsourcing project to our third party logistics provider. These decreases were partially offset by a $1.0 million increase in selling commissions and a $1.0 million increase in accrued incentive-based compensation related to our financial performance. While we expect total SG&A expenses for the full year 2017 to decrease as a percentage of revenue compared to the full year 2016, components within SG&A expenses, specifically selling commissions, are expected to increase relative to 2016, both in absolute terms and as a percentage of revenue.
Research and Development
R&D expenses increased $0.2 million to $2.8 million, or 8.9% of revenue, for the three months ended September 30, 2017 compared to the same period in 2016. The increase was primarily driven by higher fees incurred under the transition services agreement with NLT. For the full year 2017, we expect our investment in R&D to be between 8% and 10% of revenue, as we continue to accelerate the design and commercialization of new and next generation products to expand our product portfolio and conduct additional clinical activities.
Intangible Amortization
Intangible amortization expense, excluding the amounts reported in cost of goods sold for product technology intangible assets, decreased $0.2 million to $0.8 million for the three months ended September 30, 2017 compared to the same period in 2016. The decrease was primarily due to a customer relationships intangible that was fully amortized by July 2016.

Income Taxes

	Three Months Ended September 30,
	2017	2016
	(In thousands)
Loss before income taxes	$(7,519)	$(9,557)
Benefit for income taxes	(57)	(103)
Effective tax rate	0.8%	1.1%

We reported an income tax benefit for the three months ended September 30, 2017 primarily related to the release of our ASC 740-10 liabilities due to the expiration of the statute of limitations, offset by income tax expenses related to our foreign and state operations.

We reported an income tax benefit for the three months ended September 30, 2016 which was primarily the result of a refund of tax initially paid toward the income tax return for our U.S. subsidiary which was not part of the U.S consolidated tax group for the tax period January 1, 2015 through August 31, 2015 as well as the release of our ASC 740-10 liabilities due to the expiration of the statute of limitations.

In addition, for all periods presented, the pretax losses incurred by the consolidated U.S. tax group received no corresponding tax benefit because we have concluded that it is more likely than not that we will be unable to realize the value of any resulting deferred tax assets.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016
Revenue
Total revenue, net for the nine months ended September 30, 2017 increased by $1.5 million to $97.8 million compared to $96.3 million for the same period in 2016.

	Nine Months Ended September 30,		2017 vs. 2016
	2017	2016	% Change
	(In thousands)
Orthobiologics	$51,073	$49,649	2.9%
United States	45,967	44,411	3.5%
International	5,106	5,238	(2.5)%
% of total revenue, net	52%	52%

Spinal Implants	$46,759	$46,692	0.1%
United States	41,242	42,631	(3.3)%
International	5,517	4,061	35.9%
% of total revenue, net	48%	48%

Total revenue, net	$97,832	$96,341	1.5%

	Nine Months Ended September 30,		2017 vs. 2016
	2017	2016	% Change
	(In thousands)
United States	$87,209	$87,041	0.2%
International	10,623	9,300	14.2%
Total revenue, net	$97,832	$96,341	1.5%
Revenue from sales of orthobiologics totaled $51.0 million for the nine months ended September 30, 2017, an increase of $1.4 million or 2.9%, from the same period in 2016. Revenue from sales of our orthobiologics products in the United States increased $1.6 million to $46.0 million for the nine months ended September 30, 2017 compared to the same period in 2016 and was driven by growth in sales across multiple product lines generated by recently added independent sales agents.

Revenue from sales of spinal implants totaled $46.8 million for the nine months ended September 30, 2017, an increase of $0.1 million or 0.1%, from the same period in 2016. Revenue from sales in the United States decreased $1.4 million to $41.2 million for the nine months ended September 30, 2017 compared to the same period in 2016, primarily due to lower prices and decreased usage of our legacy systems, which outpaced the revenue growth contributed by recently launched products. Revenue from international sales of spinal implants increased $1.5 million for the nine months ended September 30, 2017 compared to the same period in 2016 primarily due to sales by a stocking sales agent we added in Latin America in the third quarter of 2016 and to increased sales in Europe.
Cost of Goods Sold and Gross Margin
Cost of goods sold decreased $2.8 million, to $39.3 million for the nine months ended September 30, 2017, compared to the same period in 2016. Gross margin was 59.8% for the nine months ended September 30, 2017, compared to 56.3% for the same period in 2016. The increase in gross margin was mainly driven by lower manufacturing costs for orthobiologics products manufactured at our Irvine, California facility, and by a $1.7 million provision for excess orthobiologics raw material inventory recorded in the first quarter of 2016. This provision related to management's decision to repurpose a portion of our matched-donor bone raw material for other production uses and that rendered a large portion of the remaining and now unmatched-donor bone as excess quantities that were unlikely to be consumed in future production. These improvements were partially offset by a $0.7 million increase in non-cash amortization of technology intangible assets acquired in September 2016 from NLT.
Cost of goods sold included $2.7 million and $2.0 million of amortization for product technology intangible assets, for the nine months ended September 30, 2017 and 2016, respectively.
Selling, General and Administrative
SG&A expenses decreased $4.3 million to $71.9 million for the nine months ended September 30, 2017 compared to the same period in 2016. The decrease was mainly driven by a $3.1 million decrease in consulting and other expenses related to the completion in late 2016 of various significant information system related projects and of the project to outsource a large portion of our spinal implant kitting and distribution to a third party logistics provider, $1.2 million lower legal fees, the absence of a $0.9 million spinal instrument impairment charge recorded in 2016, and a $0.8 million non-cash gain related to a decrease in the fair value of contingent consideration liabilities related to the NLT acquisition. These decreases were partially offset by a $2.0 million increase in selling commissions.
Research and Development
R&D expenses increased $0.7 million to $9.2 million, or 9.4% of revenue, for the nine months ended September 30, 2017 compared to the same period in 2016. The increase was primarily driven by higher external costs related to product development related to our orthobiologics products, and by fees incurred under the transition services agreement with NLT.
Intangible Amortization
Intangible amortization expense, excluding the amounts reported in cost of goods sold for product technology intangible assets, decreased $1.1 million to $2.4 million for the nine months ended September 30, 2017 compared to the same period in 2016. The decrease was primarily due to a customer relationships intangible that was fully amortized by July 2016.

Income Taxes

	Nine Months Ended September 30,
	2017	2016
	(In thousands)
Loss before income taxes	$(24,620)	$(34,003)
Benefit for income taxes	(12)	(559)
Effective tax rate	—%	1.6%

We reported an income tax benefit for the nine months ended September 30, 2017 primarily related to the release of our ASC 740-10 liabilities due to the expiration of the statute of limitations, offset by income tax expenses related to our foreign and state operations.

We reported an income tax benefit for the nine months ended September 30, 2016 which was primarily the result of a refund of tax initially paid toward the income tax return for our U.S. subsidiary which was not part of the U.S consolidated tax group for the tax period January 1, 2015 through August 31, 2015 as well as the release of our ASC 740-10 liabilities due to the expiration of the statute of limitations.

In addition, for all periods presented, the pretax losses incurred by the consolidated U.S. tax group received no corresponding tax benefit because we have concluded that it is more likely than not that we will be unable to realize the value of any resulting deferred tax assets.

Liquidity and Capital Resources
Overview

As of September 30, 2017, we had cash and cash equivalents totaling approximately $16.7 million, and $18.2 million of current borrowing capacity was available under our credit facility. We believe that our cash and cash equivalents on hand and the amount currently available to us under our credit facility will be sufficient to fund our operations for at least the next twelve months.

Credit Facility

We have a $30.0 million credit facility with Wells Fargo Bank, National Association which expires in December 2018, subject to a one-time, one-year extension at our election. At September 30, 2017, we had no outstanding borrowings under the credit facility. The borrowing capacity under the credit facility is determined monthly and is based on the amount of our eligible accounts receivable and inventory balances and qualified cash (as defined in the credit facility). Depending on the extent to which our eligible accounts receivable and inventory balances increase, our borrowing capacity could increase by as much as an additional $8.3 million from the $18.2 million available as of September 30, 2017 before we are required to maintain the minimum fixed charge coverage ratio as discussed below. The credit facility contains various customary affirmative and negative covenants, including prohibiting us from incurring indebtedness without the lender’s consent. Under the terms of the credit facility, if our Total Liquidity (as defined in the credit facility) is less than $5.0 million, we are required to maintain a minimum fixed charge coverage ratio of 1.10 to 1.00 for the applicable measurement period. Our Total Liquidity was $34.2 million at September 30, 2017, and therefore that financial covenant was not applicable at that time.

Business Combinations

In August 2016, we entered into an asset purchase agreement with NLT to acquire certain of the assets of NLT’s medical device business related to the expandable interbody medical devices. We made an up-front cash payment of $1.0 million in connection with the initial closing in September 2016 and issued 350,000 shares of our common stock in January 2017 as contingent closing consideration. At September 30, 2017, we recorded a $2.5 million liability representing the estimated fair value of future contingent milestone payments related to the achievement of certain commercial milestones, which we anticipate will become payable at varying times between 2018 and 2023, and a $2.0 million liability representing the estimated fair value of future contingent royalty payments based on percentages of our future net sales of certain of the products and technology we acquired, which we anticipate will become payable at varying times between 2017 and 2028. The contingent milestone payments, if any, are payable in cash or in shares of our common stock, at our election. The contingent royalty payments, if any, are payable in cash.

At The Market Program

In August 2016, we entered into an equity distribution agreement with Piper Jaffray & Co. (Piper Jaffray), pursuant to which we may offer and sell shares of our common stock in “at the market” (ATM) offerings (as defined in Rule 415 of the Securities Act of 1933, as amended) having an aggregate offering price up to $25.0 million in gross proceeds from time to time through Piper Jaffray acting as sales agent. During the nine months ended September 30, 2017, we received net proceeds of approximately $15.6 million, net of $0.6 million of offering costs, from the sale of 1,500,000 shares of our common stock. We have the capacity to issue additional shares of our common stock to generate up to $8.8 million of gross proceeds under the equity distribution agreement as of September 30, 2017. Future sales, if any, will depend on a variety of factors including, but not limited to, market conditions, the trading price of our common stock and our capital needs.

Cash and Cash Equivalents
We had cash and cash equivalents totaling approximately $16.7 million and $14.6 million at September 30, 2017 and December 31, 2016, respectively.
Cash Flows

	Nine Months Ended September 30,		2017 vs. 2016
	2017	2016	% Change
	(In thousands)
Net cash used in operating activities	$(4,109)	$(10,406)	(60.5)%
Net cash used in investing activities	(5,718)	(6,857)	(16.6)%
Net cash provided by financing activities	11,532	4,455	158.9%
Effect of exchange rate changes on cash and cash equivalents	418	187	123.5%
Net decrease in cash and cash equivalents	$2,123	$(12,621)	(116.8)%

Net Cash Used in Operating Activities
Cash used in operating activities for the nine months ended September 30, 2017 decreased by $6.3 million compared to the same period in 2016 primarily due to lower cash-based operating expenses incurred and lower purchases of inventory in the nine months ended September 30, 2017 compared to the same period in 2016, partially offset by lower cash collections in the nine months ended September 30, 2017 compared to the same period in 2016.
Net Cash Used in Investing Activities
Net cash used in investing activities was $5.7 million for the nine months ended September 30, 2017 compared to $6.9 million for the same period in 2016. The decrease was primarily due to larger investments in leasehold improvements in our Carlsbad facility in the first half of 2016 and to the $1.0 million cash payment associated with the NLT acquisition during the third quarter of 2016, offset by more instrument purchases in 2017 to support recent spinal implant product launches.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $11.5 million for the nine months ended September 30, 2017 and was comprised primarily of $15.6 million of net proceeds from the sale of shares of our common stock under the ATM equity offering program and $0.5 million of proceeds from the sale of shares of our common stock under our 2015 Employee Stock Purchase Plan. We used $4.0 million of cash to repay all of the outstanding borrowings under the credit facility and $0.4 million of cash to repay the remaining short-term debt related to our insurance premium finance agreements (see Note 3, "Debt and Interest" to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report).
Off-Balance Sheet Arrangements
There were no off-balance sheet arrangements as of September 30, 2017 that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, cash flows, liquidity, capital expenditures or capital resources that is material to our business.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The market risk exposures described in Part II, Item 7A of the 2016 10-K have not materially changed during the nine months ended September 30, 2017.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are subject to legal proceedings in the ordinary course of business. While management presently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm our financial position, cash flows, or overall trends in results of operations, legal proceedings are subject to inherent uncertainties, and unfavorable rulings or outcomes could occur that have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results. We are not currently subject to any pending material legal proceedings, other than ordinary routine proceedings incidental to our business, as described above.

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

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs

September 1- September 30	171	$10.39	—	—

(1)	These shares were surrendered to the Company to satisfy tax withholdings obligations in connection with the vesting of restricted stock awards.

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

† The financial information of SeaSpine Holdings Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 filed on November 2, 2017 formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Loss, (iii) the Condensed Consolidated Balance Sheets, (iv) Parenthetical Data to the Condensed Consolidated Balance Sheets, (v) the Condensed Consolidated Statements of Cash Flows, (vi) the Condensed Consolidated Statement of Equity, and (vii) Notes to Unaudited Condensed Consolidated Financial Statements, is furnished electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEASPINE HOLDINGS CORPORATION

Date:	November 2, 2017	/s/ Keith C. Valentine
Keith C. Valentine
President and Chief Executive Officer

Date:	November 2, 2017	/s/ John J. Bostjancic
John J. Bostjancic
Chief Financial Officer