Form 10-K
period 2017-12-31
SeaSpine Holdings Corp
filed 2018-03-02
CIK 1637761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2017, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $109,009,256 based upon the closing sales price of the registrant’s common stock on The Nasdaq Global Select Market on such date. The number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of February 26, 2018 was 14,537,751.

DOCUMENTS INCORPORATED BY REFERENCE:
Certain portions of the registrant’s definitive proxy statement relating to its scheduled May 30, 2018 Annual Meeting of Stockholders are incorporated by reference in Part III of this report.

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

ITEM 1. BUSINESS

Overview

SeaSpine is a global medical technology company focused on the design, development and commercialization of surgical solutions for the treatment of patients suffering from spinal disorders. SeaSpine has a comprehensive portfolio of orthobiologics and spinal implants solutions to meet the varying combinations of products that neurosurgeons and orthopedic spine surgeons need to perform fusion procedures on the lumbar, thoracic and cervical spine. SeaSpine’s orthobiologics products consist of a broad range of advanced and traditional bone graft substitutes that are designed to improve bone fusion rates following a wide range of orthopedic surgeries, including spine, hip, and extremities procedures. SeaSpine’s spinal implants portfolio consists of an extensive line of products to facilitate spinal fusion in minimally invasive surgery (MIS), complex spine, deformity and degenerative procedures. Expertise in both orthobiologic sciences and spinal implants product development allows SeaSpine to offer its surgeon customers a differentiated portfolio and a complete solution to meet their fusion requirements. SeaSpine currently markets its products in the United States and in over 30 countries worldwide.

SeaSpine was incorporated in Delaware on February 12, 2015 in connection with the spin-off of the orthobiologics and spinal implants business of Integra LifeSciences Holdings Corporation (Integra), a diversified medical technology company. The spin-off occurred on July 1, 2015. Our corporate offices are located at 5770 Armada Drive, Carlsbad, California.

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

In spinal fusion procedures, two or more vertebrae are fused to eliminate instability as a result of deformity, degeneration or trauma affecting the vertebrae and intervertebral discs. During the procedure, spinal implant products are used to stabilize the spine and the surgeon will often remove the damaged intervertebral disc and replace it with a bone graft substitute to allow new bone to grow and fuse the affected vertebrae together. In addition to the bone graft substitute, the surgeon may replace the removed disc with an interbody device. An interbody device may be made out of machined bone, titanium, or polyetheretherketone (PEEK), and is designed to maintain spine alignment and appropriate spacing while allowing bone to grow between the vertebrae to achieve bone fusion. Procedures that include the implantation of interbody devices are often referred to by the surgical approach used to place the interbody device in the disc space. A lateral lumbar interbody fusion uses an approach that accesses the spine from the side of the patient’s body; a posterior lateral interbody fusion uses a direct posterior approach from the patient’s back; a transforaminal lumbar interbody fusion, uses an angled approach from either the left or right side of the back; and an anterior lumbar interbody fusion uses a direct anterior approach from the patient’s front (stomach) area.

Our Competitive Strengths

We provide a broad portfolio of advanced and traditional orthobiologics and spinal implant solutions to assist our surgeon customers in treating patients suffering from spinal and other orthopedic disorders. Our executive management team has extensive experience in the spine and medical technology industries. We believe that our management team, combined with the following competitive strengths, will enable us to grow our revenue and increase our presence in the markets that we serve.

•
An extensive and differentiated offering of orthobiologics products. We offer a broad range of differentiated orthobiologics products that better positions us to meet the needs of our surgeon customers compared to our competitors who focus primarily on spinal implant products. For example, our proprietary Accell bone matrix technology is designed to provide both immediate and sustained availability of the natural array of osteoinductive bone proteins and, in addition, provides flexibility in handling as a result of its reverse-phase carrier. We estimate we have a 14% share of the demineralized bone matrices (DBM) market in the United States.

•
A range of innovative, PEEK interbody devices that incorporate NanoMetalene, a proprietary titanium surface technology. We currently offer a wide range of sterile-packaged interbody devices that incorporate our proprietary

NanoMetalene surface technology and we expect to continue to launch additional products incorporating NanoMetalene technology. NanoMetalene describes a sub-micron layer of commercially pure titanium molecularly bonded to a PEEK implant using a high-energy, low-temperature process referred to as atomic fusion deposition. NanoMetalene is designed to provide implants a bone-friendly titanium surface on endplates and throughout graft apertures, while retaining the benefits associated with traditional PEEK implants, such as biocompatibility, a modulus of elasticity similar to bone, and excellent radiographic visibility for post-operative imaging. We have exclusive rights to NanoMetalene technology within the spine market.

•
A synergistic channel strategy for orthobiologics products. We maintain a dual branding strategy that allows us to market our orthobiologics products through sales agents who carry competitive spinal implant products. For example, we market our advanced DBM product as both Accell Evo3 and OsteoSurge300, which allows sales agents who sell spinal implant products competitive with ours to continue to represent our orthobiologics products. We believe this dual branding strategy allows us to penetrate a greater number of customer accounts than we would otherwise serve if we marketed our orthobiologics products under a single brand.

•
Our own orthobiologics design, development and manufacturing operations. While many of our spinal implant competitors source their orthobiologics products from original equipment manufacturers to supplement their spinal implant portfolio, we design and develop a majority of our orthobiologics products internally and manufacture them at our facility in Irvine, California. By controlling the manufacturing processes, we should be able to better control the cost of our products and provide operational leverage with volume increases.

Our Strategy

Our goal is to continue to scale our business in order to enhance our market position in orthobiologics and become a leader in the spinal implant market. To achieve our goal, we are investing in the following strategies:

•
Research and development to bring new products and techniques to market. We have recently increased, and intend to continue to increase, our annual research and development spending as a percentage of revenue in an effort to drive higher revenue growth through new product sales. We plan to continue to invest resources to further expand our product portfolio and to develop additional next-generation products for our existing core product lines. We also plan to continue to work with our surgeon customers to understand their needs and develop new orthobiologics and spinal implant products that will improve clinical outcomes. We intend to make further investments in our infrastructure and we employ dedicated orthobiologics engineers and scientists with expertise in material sciences, and biology and hardware engineers with expertise in product design and development.

•
Commercial infrastructure to further penetrate the U.S. orthobiologics and spinal implant markets and increase our focus in international markets where we currently have a presence. We have recently increased, and intend to continue to increase, the quality, size and geographic breadth of our sales management team and network of independent sales agents in the United States. To support these efforts, we are investing more in, and are developing comprehensive support for, sales agent and surgeon training and education programs. We have a hands-on cadaveric training facility in Carlsbad, California where we provide training for surgeons and sales agents. In addition, we plan to increase our presence within teaching institutions that provide spinal surgery fellowship programs to educate new surgeons on the use of our products. We believe these combined efforts will help surgeons become adept with our spinal implant products and techniques, thereby improving outcomes for their patients. Internationally, we intend to continue to focus our sales and marketing efforts on expanding and strengthening our presence in those markets where we currently have relationships with stocking distributors and to selectively expand into new markets.

•
Clinical affairs programs to generate data on product efficacy. We plan to invest in additional clinical development programs designed to generate peer-reviewed clinical data that we believe will validate the efficacy of select orthobiologics and spinal implant solutions over competing technologies. Specifically, we believe NanoMetalene technology has advantages over existing implant materials. We have initiated studies to generate data on the unique surface characteristics of titanium and the mechanical properties and radiolucency of PEEK interbody implants, which NanoMetalene technology combines into a single device.

•
Opportunities to enhance our product offering through strategic alliances and acquisitions. We currently market several products under distribution agreements and licenses with third-parties. We intend to continue to pursue alliances and acquisition opportunities that we believe will provide us with technologies to strengthen our market position and grow our business.

Our Products

We offer a portfolio of orthobiologics and spinal implant products for the treatment of patients suffering from spinal and other orthopedic disorders. Information regarding the amount and percentage of total revenue contributed by our orthobiologics and spinal implant products for each of the last three fiscal years may be found in Part II, Item 7 of this report under the sections entitled “Year Ended December 31, 2017 Compared to Year Ended December 31, 2016—Revenue” and “Year Ended December 31, 2016 Compared to Year Ended December 31, 2015—Revenue” and in Part II, Item 8 of this report in the Notes to Consolidated Financial Statements in Note 12, “Segment and Geographic Information.”

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

Our orthobiologics portfolio includes particulate and fibers-based DBM, collagen ceramic matrices, demineralized cancellous allograft bone and synthetic bone void fillers. We offer our orthobiologics products in the form of putties, pastes, strips and DBM in a resorbable mesh for a range of surgical applications.

Demineralized Bone Matrix and Accell Technology

Demineralized bone matrix formulations are designed to provide proteins and other growth factors at varying stages of the bone healing process. Developed in the early 1990s, our first-generation demineralized bone matrix formulations combined particulate-demineralized bone matrix with an inert carrier engineered for easy graft handling and graft containment. The carrier is a biocompatible synthetic polymer with an advantageous property that allows the product to remain moldable at room temperature, but becomes more viscous at body temperature once implanted, which we refer to as reverse-phase. Subsequently, we developed a proprietary process to transform particulate-based demineralized bone matrix into a dispersed form in order to enhance the performance of the graft material. The result of this process was a demineralized bone matrix product that we refer to as Accell bone matrix. Accell bone matrix is an open structured, dispersed form of DBM, which increases the bioavailability of bone proteins at an earlier time in the healing cascade. Standard particulate DBM is dense and therefore the bone proteins release more slowly and in a sustained manner over time. The properties of Accell bone matrix and DBM are both desirable, which is why our advanced DBM products include both of these components to harness both the early and sustained release of bone proteins. Our Accell Evo3 and OsteoSurge 300 DBM products provide an optimized formulation of Accell bone matrix, particulate-based demineralized bone matrix, and our reverse-phase carrier. These products have a handling property for bone grafting procedures and contain three times the amount of the Accell bone matrix compared to earlier products. We believe that providing both the early-stage and late-stage accessibility of osteoinductive bone proteins provided by a composite of Accell bone matrix and the particulate-based demineralized matrix differentiates our product compared to competitive demineralized bone matrix products.

In late 2017, we conducted a limited commercial launch of our OsteoStrand™ and Strand™ Demineralized Bone Fibers product lines as well as our OsteoStrand Plus and Strand Plus product lines, which incorporate our proprietary Accell Bone Matrix. All of these products provide 100% demineralized bone fibers and are designed to facilitate and aid in fusion by maximizing osteoinductive content while providing an improved conductive matrix. The fibers were developed through a process that evaluated a variety of fiber geometries to deliver intraoperative handling and controlled expansion, to facilitate surgical placement, to maintain surgical position and to allow the fibers to better fill the surgical defect with the overriding goal to improve fusion potential.

In addition, in late 2017, we conducted a limited commercial launch of our OsteoBallast™ and Ballast™ Demineralized Bone Matrix in Resorbable Mesh product lines, which are also designed to facilitate and aid in fusion. These products, which consist of a resorbable mesh containing 100% DBM without a carrier, are designed to simplify graft placement and help prevent graft migration while maximizing DBM content. OsteoBallast is designed to provide surgeons with a simple means for delivering bone graft in posterior spine surgery that contours to the local anatomy while maintaining shape and volume under compression. The simplified technique is intended to be particularly valuable in MIS procedures, where placing the graft accurately through tubes and small incisions can be challenging.

We believe that our recently launched and existing product offerings deliver clinical value as payors and hospitals seek more cost effective orthobiologic solutions.

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

Spinal Implants

Our spinal implant portfolio consists of an extensive line of products for spinal decompression, alignment, and stabilization. Such products are typically used to facilitate fusion in minimally invasive, complex, deformity and degenerative procedures throughout the lumbar, thoracic and cervical regions of the spine. Our products are increasingly focused on restoring adequate spinal balance and profile in the sagittal (front to back) plane, which we believe is widely recognized as an important factor to improve the quality of life in patients undergoing surgery for spinal degeneration or deformity.

Minimally Invasive Surgery

MIS procedures are less invasive than traditional open surgery procedures, and may result in reduced post-operative pain, faster rates of healing and fewer procedure complications by minimizing incision size and tissue dissection. Our surgeon customers utilize our iPassage™ MIS Retractors and NewPort™ Tube Retractors to perform MIS fusions and decompression procedures, a surgical technique used to alleviate pain caused from compression on the spinal cord or the nerves that emanate from it. During the procedure, the surgeon makes a small incision and inserts the retractor through the skin and soft tissues down to the spinal column, creating a tunnel to the spine. The retractor is kept in place to hold the muscles open throughout the procedure. Through this tunnel, the surgeon accesses the spine using small instruments and inserts implants necessary for fusion, such as the screws and rods of our NewPort and Coral® MIS solutions. Our NewPort MIS product has extended tabs for a small incision profile and offers two rod delivery options for both mini-open and percutaneous approaches. Our Coral MIS product offers a mini-open muscle splitting rod delivery option for surgeons new to MIS procedures. Our MIS portfolio also includes a comprehensive set of decompression instruments, static and expandable interbody devices, and screw systems designed to facilitate access to the treatment area while minimizing anatomical disruption.

Complex Spine and Deformity

Our spinal implant products are used in complex spine and deformity procedures involving multiple spine segments, challenging anatomy, tumors, traumatic injury and revision of previous fusion surgeries. We define deformity as any variation in the natural curvature of the spine, the most common of which is scoliosis, an abnormal lateral curvature of the spine. We offer several technologies designed to address the needs of our surgeon customers who perform complex deformity procedures and the various derotation techniques that they use to correct spine curvature. For example, our Daytona® Deformity System uses an extended tab uniplanar and polyaxial screws with multiple rod options and intuitive instrumentation to create a versatile system adaptable to surgeon preference. In 2017, we launched an extension of the Daytona Deformity System platform with an adolescent idiopathic scoliosis indication that is designed to address standard to complex deformity cases in smaller-sized patients who need a lower profile construct due to anatomy constraints. Our systems are provided in multiple configurations and materials to address patient requirements, including stainless steel, titanium alloy and cobalt chrome alloy rod options, as well as multiple rod diameters. The ability to offer products with varying rod diameter and materials provides the surgeon different rod stiffness to treat individual patients. We offer both implant- and instrument-based reduction capabilities with our extended tab and locking cap products, as well as our uniplanar and D-planar screws and rapid sequential reduction towers. Our complex spinal implant portfolio allows surgeons to combine various product lines and approaches, offering several treatment options for the most difficult cases.

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

Thoracolumbar

We offer a comprehensive portfolio of products for the thoracic and lumbar regions of the spine, consisting of rods, screws and instrumentation to facilitate posterior lumbar fusion and a broad range of anterior, posterior and lateral interbody devices, including stand-alone, zero-profile and low-profile systems, traditional static PEEK and NanoMetalene interbody devices with various footprint and lordotic options, and parallel and lordotic expandable interbody systems. Our Mariner Posterior Fixation System is a pedicle screw system featuring modular threaded technology and accompanying instrumentation that is designed to reduce the number of trays needed for surgery and that provides surgeons with multiple intra-operative options to facilitate posterior lumbar fixation. We also offer our Malibu and Coral screw and plating systems for treating degenerative thoracolumbar spine cases.

Cervical

We offer a range of devices to treat disorders in the cervical region of the spine. Our degenerative cervical portfolio includes a full range of PEEK and NanoMetalene interbody devices in a variety of footprint and lordotic options, including stand-alone zero-profile, and low-profile systems with integrated or modular plate options. These products include our recently introduced Shoreline® Anterior Cervical Standalone System, which is designed to maximize intraoperative flexibility by offering a full complement of zero and low-profile plating options, including two-, three- and four-hole variations, as well as 10 degree lordotic implants, and our Cambria NanoMetalene anterior interbody device. In addition, we offer a variety of screw and plating systems, such as our Cabo™ ACP Anterior Cervical Plating System that combines a large graft viewing windows and a visual confirmation locking system for cervical fixation.

Product Pipeline

We are committed to supplementing our portfolio of orthobiologics and spinal implant products through continuous innovation and bringing next-generation products to the market. Our development pipeline consists of a lateral access system, instrumentation and interbody implant featuring our NanoMetalene technology, modular MIS, revision and deformity systems based on our Mariner platform technology, a footprint expanding interbody device system, and additional applications for our NanoMetalene technology, as well as extensions of our orthobiologics product offerings to further differentiate this portfolio from those of our competitors.

We plan to continue to build and update our product and technology portfolio and expect to continue to launch a similar number of products and product line extensions in both the orthobiologics and spinal implant portfolios as we have in recent years. We believe that our future success and ability to drive revenue growth depends on our ability to sustain this accelerated cadence of new and next-generation product launches and innovation.

Research and Development

We have a research and development organization dedicated to advancing our portfolio of orthobiologics and spinal implant products. Our product development efforts employ an integrated team approach that involves collaboration between surgeons, our engineers, our machinists, as well as our regulatory personnel. Total research and development expense was $12.2 million, $11.4 million and $8.4 million in 2017, 2016 and 2015, respectively.

Our product development team, in consultation with designing surgeons, formulates a design for the product and then our machinists build prototypes for testing in our prototyping development and testing operation at our Carlsbad, California facility. We use a broad scope of technologies to allow us to meet the complex engineering requirements of customers. As part of the development process, spine surgeons test the implantation of the products in our in-house cadaveric laboratory, which helps us design new products intended to meet the needs of both surgeon and patient. Our team refines or redesigns the prototype as necessary based on the results of the product testing, allowing us to perform rapid iterations of the design-prototype-test development cycle. Our clinical and regulatory personnel work in parallel with our product engineering personnel to facilitate regulatory clearances of our orthobiologics and spinal implant products. We believe that these product development efforts allow us to provide solutions that respond to the needs of our surgeon customers and their patients.

We plan to develop line extensions for our innovative orthobiologics technologies that will continue to reduce the amount of autologous bone graft needed for spinal fusion procedures. Our orthobiologics research and development team has experience in biomaterial sciences and bringing next generation technologies to market.

We are also committed to developing new spinal implant products that leverage the NanoMetalene and expandable interbody platforms technology and provide next generation solutions for our existing products or extend the range of solutions that we provide. We are also committed to providing products, such as hyperlordotic cages and additional expandable technology solutions, to achieve appropriate curvature of the spine and that can improve sagittal balance, correcting the patient’s spinal alignment. We also plan to continue to develop next generation technologies that meet global demand, particularly with respect to cost and delivery methods in a manner which supports a scalable commercial model.

Sales and Distribution

We currently market and sell our products in the United States and in over 30 countries worldwide. Our United States sales organization consists of regional and territory business managers who oversee a broad network of independent orthobiologics and spinal implant sales agents that receive commissions from us based on sales that they generate. Our international sales organization consists of a sales management team that oversees a network of independent orthobiologics and spinal implant stocking distributors that purchase our products directly from us and independently sell them. During 2017, our domestic and international revenues, net accounted for 90% and 10%, respectively, of total revenue, net. Information regarding financial data by geographic segment is set forth in Part II, Item 8 of this report in the Notes to Consolidated Financial Statements in Note 12, “Segment and Geographic Information.”

In the United States, we typically consign our orthobiologics products and consign or loan our spinal implant sets to hospitals and independent sales agents, who in turn deliver them to the hospital for a single surgical procedure or leave them with hospitals that are high volume users for use in multiple procedures. Our spinal implant sets typically contain the instruments, including disposables, and spinal implants required to complete a surgery.

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

We have recently increased, and intend to continue to increase, the quality, size and geographic breadth of our sales management team and network of independent sales agents in the United States. During 2017, we gained representation in parts of the country where we had no representation or were significantly underrepresented. We anticipate adding additional independent sales agents in the United States in 2018. With certain of the new sales agents that we bring on board in territories with a high potential for growth, we focus on entering into relationships in which they carry our spinal implants exclusively, except with respect to clinical markets that our products do not address. We believe these more exclusive relationships will allow us to grow faster and more cost effectively in these territories over the long term. As we continue to launch new products, we also plan to continue to invest in additional instrument sets and marketing and education efforts to support the expansion of our independent sales agent footprint.

To support our expansion efforts in the United States, we are investing more in, and are developing comprehensive support for, sales agent and surgeon training and education programs. To this end, we have leveraged the capacity of our hands-on cadaveric training laboratory at our Carlsbad, California facility and constructed a hands-on cadaveric training laboratory in our Wayne, Pennsylvania facility to increase the number of training opportunities for surgeons and sales agents. We believe training and education will help surgeons become adept with our spinal implant products and techniques, thereby improving outcomes for their patients

We believe the expansion of our U.S. sales efforts will provide us with opportunity for future growth as we continue to penetrate existing and new markets.

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

IsoTis OrthoBiologics, Inc., one of our subsidiaries, owns a group of patents related to the reverse-phase carrier and Accell process and materials. This patent group protects the Accell family of DBM products. The patents in this group expire over a period of time from 2017 to 2023.

We licensed three U.S. patents related to certain of our pedicle screw systems from Dr. Thomas T. Haider. The license agreement, as amended, expired when the last-to-expire licensed patent expired in December 2016. Sales of the products covered under this license agreement represented approximately 6% of our total revenue in 2017.

Our material registered and unregistered trademarks include: Accell®, Evo3®, Accell Evo3®, Accell Evo3®C, DynaGraft® II , IsoTis®, IsoTis OrthoBiologics®, OrthoBlast® II , Atoll™, Capistrano™, Coral®, Daytona®, Hollywood™, Malibu™, NanoMetalene®, NewPort™, Vu aPOD™, Vu aPOD™ Prime, OsteoSurge® 100 (or 300), SeaSpine®, Sierra™, Sonoma™, Shoreline® , Mariner®, TruProfile®, Ballast™, OsteoBallast™, Strand™, OsteoStrand™, SkipJack™, SkipJack Expandable Body™ and RAPID™.

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

Our primary competitors in the combined orthobiologics and spinal implant markets include Medtronic, DePuy Synthes Spine (a Johnson & Johnson company), NuVasive, Stryker, Globus Medical, K2M, Zimmer Biomet, Orthofix, RTI Surgical, Alphatec, XTANT Medical, Baxter and several smaller, biologically focused companies.

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

In the EU, our products that contain human-derived tissue, including demineralized bone material, are not medical devices as defined in the Medical Device Regulation (MDR) EU 2017/745 replacing prior directives Medical Devices Directive (93/42/EC) and 2001/83/EC respectively. They are also not medicinal products as defined in Directive 2001/83/EC. Today, regulations, if applicable, are different from one EU member state to the next. Because of the absence of a harmonized regulatory framework and the proposed regulation for advanced therapy medicinal products in the EU, the approval process for human-derived cell or tissue-based medical products may be extensive, lengthy, expensive, and unpredictable.

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

Our research, development and manufacturing processes involve the controlled use of certain hazardous materials. We are subject to country-specific, federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these materials and certain waste products. We believe that our environmental, health and safety (EHS) procedures for handling and disposing of these materials comply with the standards prescribed by the controlling laws and regulations. However, risk of accidental releases or injury from these materials is possible. These risks are managed to minimize or eliminate associated business impacts. In the event of this type of accident, we could be held liable for damages that may result, and any liability could exceed our resources. We could be subject to a regulatory shutdown of a facility that could prevent the distribution and sale of products manufactured there for a significant period of time and we could suffer a casualty loss that could require a shutdown of the facility in order to repair it, any of which could have a material and adverse effect on our business. Although we continuously strive to maintain full compliance with respect to all applicable global EHS laws and regulations, we could incur substantial costs to fully comply with future laws and regulations, and our operations, business or assets may be impacted.

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

Facilities

We operate four facilities: our headquarters in Carlsbad, California, from which our orthobiologics and spinal implant products are designed, developed, and marketed and from which our more recently launched spinal implant products are inspected, kitted and distributed; a manufacturing and distribution facility in Irvine, California, from which most of our orthobiologics products are manufactured and all are distributed; office space in Wayne, Pennsylvania, where we design spinal implants and which facilitates our interactions with customers on the East Coast; and our European sales and marketing office in Lyon, France.

We inspect, kit, and distribute most of our spinal implant products through a third-party logistics provider facility in Olive Branch, Mississippi. We distribute our orthobiologics and spinal implant products in certain international markets through third-party logistics provider facilities in Belgium and the Netherlands.

Additional information regarding our facilities may be found in Part I, Item 2 of this report.

Employees

As of February 26, 2018, we had 327 employees, 40 of whom were engaged in research and development, 89 in manufacturing, 105 in sales and marketing and 93 in general and administrative activities.

Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended, (the Exchange Act). In accordance with the Exchange Act, we file or furnish annual, quarterly and current reports, amendments to those reports, proxy statements and other information with the SEC. We make these reports and other information available free of charge on our website at www.seaspine.com under the investors page as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. All such reports were made available in this fashion during 2017.

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
We expect to incur losses for the foreseeable future as we dedicate significant resources to our marketing and product development strategy, including as we continue to: (i) develop new and next generation products and product line extensions (all of which we refer to as “new products”); (ii) develop new medical techniques designed to enhance the utility of our products; (iii) collect clinical data and conduct clinical studies to differentiate our products from those of our competitors and to demonstrate the value of our products to current and prospective customers and payors; (iv) add independent sales agents and stocking distributors to increase our geographic sales coverage and penetration; (v) increase product inventory to raise the likelihood of success of new product launches; and (vi) expand our marketing campaigns and surgeon education and training programs. We cannot assure you that we will ever generate sufficient revenues from our operations to achieve profitability and, even if we achieve profitability, we cannot assure you that we will remain profitable over time. Our failure to achieve or maintain profitability could negatively affect the value of our securities and our ability to attract and retain personnel, raise capital, execute our business strategy or continue operations.
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
Our competitive position depends on our ability to achieve market acceptance for our current and future products. Market acceptance for any of our products requires, among other things, that we timely secure regulatory approval; demonstrate the value of our products, both to our surgeon customers and payors, which may require that we collect clinical data and/or conduct clinical studies; effectively educate and train our surgeon customers and their staff on the proper use of our products; obtain and maintain coverage and adequate reimbursement for our products, both within and outside the U.S., including under Medicare and Medicaid and from private payors; attract and retain a network of independent sales agents and stocking distributors focused on neurosurgeons and orthopedic spine surgeons; develop and execute an effective marketing strategy; protect the proprietary positions of our products, including through patent protection; and consistently produce quality products in sufficient quantities to meet demand. There are significant risks associated with each of these activities and other activities required to achieve market acceptance of both our current and future products, some of which are more fully described elsewhere in this “Risk Factors” section.
In addition, at any time our current competitors or other companies may develop alternative treatments, products or procedures for the treatment of spine disorders that compete directly or indirectly with our products, including ones that prove to be superior to our products.
For these reasons, we may not be able to compete successfully against our existing or potential competitors. Any such failure could lead us to modify our strategy, to lower our prices, or to increase the commissions we pay on sales of our products and could have a significant adverse effect on our business, financial condition and results of operations. If we are unable to compete effectively, our sales and operating results may suffer.
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
Neurosurgeons and orthopedic spine surgeons play a significant role in determining the course of treatment and, ultimately, the product used to treat a patient. As a result, our success depends, in large part, on demonstrating to these surgeons the value of our products in the treatment of their patients. To do so requires that we, along with our independent sales agents and stocking distributors, demonstrate the merits of our products and underlying technology compared to those of our competitors. Surgeons who do not use our products may be hesitant to do so for the following or other reasons:

•	lack of experience with our products, techniques, or technologies, or with the equipment necessary to use any of the foregoing;

•	existing relationships with those who sell competitive products;

•	the time required for surgeon and medical staff education and training on new products, techniques and equipment and technologies;

•	lack or perceived lack of clinical evidence supporting patient benefit relative to competing products;

•	our products not being included on hospital formularies, in integrated delivery networks or on group purchasing organization preferred vendor lists;

•	less attractive coverage and/or reimbursement within healthcare payment systems for our products and procedures compared to other products and procedures;

•	other costs associated with the introduction of new products and the equipment necessary to use new products; and

•	perceived risk of liability that could be associated with the use of new products, techniques or technologies.

In addition, we believe recommendations and support of our products by influential neurosurgeons and orthopedic spine surgeons are essential for market acceptance and adoption. If we do not receive support from such surgeons or long-term data does not show the benefits of using our products, surgeons may not use our products.
If we are not successful in convincing surgeons of the merits of our products, we may be unable to maintain or grow our sales or achieve or sustain profitability.
We must successfully educate and train surgeons and their staff on the proper use of our products.
Although most neurosurgeons and orthopedic spine surgeons may have adequate knowledge on how to use most of our products based on their clinical training and experience, we believe that the most effective way to introduce and build market demand for our products is by directly training such surgeons in the use of our products. Convincing surgeons to dedicate the time and energy necessary for adequate training is challenging, and we cannot assure you we will be successful in these efforts. If surgeons are not properly trained, they may not use our products, and, as a result, we may be unable to maintain or grow our sales or achieve or sustain profitability. If surgeons are not properly trained they may also misuse or ineffectively use our products, which may result in unsatisfactory patient outcomes, patient injury, negative publicity or lawsuits against us, any of which could have a significant adverse effect on our business, financial condition and results of operations.
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

The healthcare industry, both within and outside the U.S., has experienced a trend toward cost containment as government and private insurers seek to control rising healthcare costs by imposing lower payment and negotiating reduced contract rates with service providers. Third-party payors continually review their coverage and reimbursement policies for procedures involving the use of our products and can, without notice, eliminate or reduce coverage or reimbursement for our products. For example, a major national third-party insurer in the U.S. recently reduced coverage (from all or most cases to limited indications) for biomechanical devices (e.g., spine cages) used in cervical fusion procedures, stating that the devices had not been shown to be more effective than bone graft. In addition, certain insurers have limited coverage for vertebral fusions in the lumbar spine and other insurers may adopt similar coverage decisions in the future. Patients covered by these insurers may be unwilling or unable to afford lumbar fusion surgeries to treat their conditions, which could materially harm or limit our ability to sell our products designed for such surgeries. Further, third-party payors of hospital services and hospital outpatient services annually revise their payment methodologies, which could result in stricter standards for or the elimination or reduction of reimbursement of hospital charges for certain medical procedures.

Further, in the U.S., a number of the provisions of the U.S. Patient Protection and Affordable Care Act (the Affordable
Care Act) and the Health Care and Education Reconciliation Act of 2010 address access to health care products and services and establish certain fees for the medical device industry. These provisions may be modified, repealed, or otherwise invalidated, in whole or in part. Future rulemaking could affect rebates, prices or the rate of price increases for health care products and services, or required reporting and disclosure. We cannot predict the timing or impact of any future rulemaking or changes in the law.

To the extent we sell our products internationally, market acceptance may depend, in part, upon the availability of coverage and reimbursement within prevailing healthcare payment systems. Reimbursement and healthcare payment systems in international markets vary significantly by country. As in the U.S., our products may not obtain coverage and reimbursement approvals in a timely manner, if at all, in a particular international market. In addition, even if we are able to obtain country-specific coverage and reimbursement approvals, we could incur considerable expense to do so. Our failure to obtain such coverage and approvals would negatively affect market acceptance of our products in the international markets in which such failure occurs and the expenses incurred in connection with obtaining such coverage and approvals could outweigh the benefits of obtaining them.
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
The trend toward healthcare cost containment and the growth of managed care organizations is placing increased emphasis on the delivery of more cost-effective medical therapies. For example:

•
There has been consolidation among healthcare facilities and purchasers of medical devices, particularly in the U.S. One of the results of such consolidation is that group purchasing organizations, integrated delivery networks and large single accounts use their market power to consolidate purchasing decisions, which in turn intensifies competition to provide products and services to healthcare providers and other industry participants, resulting in greater pricing pressures and the exclusion of certain suppliers from important market segments. For example, some group purchasing organizations negotiate pricing for its member hospitals and require us to discount, or limit our ability to increase, prices for certain of our products.

•
Surgeons increasingly have moved from independent, out-patient practice settings toward employment by hospitals and other larger healthcare organizations, which align surgeons’ product choices with their employers’ price sensitivities and adds to pricing pressures. Hospitals have introduced and may continue to introduce new pricing structures into their contracts to contain healthcare costs, including fixed price formulas and capitated and construct pricing.

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

More broadly, other provisions of the Affordable Care Act could meaningfully change the way healthcare is developed and delivered in the U.S., and may adversely affect our business and results of operations. For example, the Affordable Care Act encourages hospitals and physicians to work collaboratively through shared savings programs, such as accountable care organizations, as well as other bundled payment initiatives, which may ultimately result in the reduction of medical device purchases and the consolidation of medical device suppliers used by hospitals. There are many programs and requirements for which the details have not yet been fully established or consequences not fully understood, and it is unclear what the full impact of the legislation will be. We cannot predict accurately what healthcare programs and regulations will ultimately be implemented at the U.S. federal or state level, or the effect of any future legislation or regulation in the U.S. or elsewhere. However, any changes that have the effect of reducing reimbursements for our products or reducing medical procedure volumes could have a material and adverse effect on our business, financial condition and results of operations.
Further, the proliferation of medical device sales agents that are owned, directly or indirectly, by physicians (commonly referred to as physician-owned distributorships, or PODs) could result in increased pricing pressure on our products or harm our ability to sell our products to physicians who own or are affiliated with these sales agents. These physicians derive a proportion of their revenue from selling or arranging for the sale of medical devices for use in procedures they perform on their own patients at hospitals that agree to purchase from or through the POD, or that otherwise furnish ordering physicians with income that is based, directly or indirectly, on those orders of medical devices. The number of PODs in the spine industry may continue to grow as economic pressures increase throughout the industry and as hospitals, insurers and physicians search for ways to reduce costs and, in the case of the physicians, search for ways to increase their incomes. PODs and the physicians who own, or partially own, them have significant market knowledge and access to the surgeons who use our products and the hospitals that purchase our products. Growth in the number of PODs may reduce our ability to compete effectively for business from physicians who own, or partially own, them, which could have a material and adverse effect on our business, results of operations and financial condition.
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
To be and remain competitive, we need to introduce new products and enhancements or modifications to our existing products on a regular basis and successfully respond to technological advances. Doing so is technologically challenging and involves significant risks and uncertainty. Despite substantial investments of time and resources, our research and development efforts may not result in technically feasible new products. Even if technically feasible, the anticipated time and cost of obtaining regulatory approval and/or commercializing a new product may be too great to justify continued development. In addition, competitors could develop products that are more effective, are less expensive to manufacture, are priced more competitively or are ready for commercial introduction before our products. The introduction of new products by our competitors may lead us to reduce the prices of our products, may lead to reduced margins or loss of market share, and may render our products obsolete or noncompetitive. The success of any of our new product offerings or enhancement or modification to our existing products will depend on several factors, including our ability to:
•properly identify and anticipate surgeon and patient needs;
•develop new products or enhancements or modifications in a timely manner;
•obtain the necessary regulatory approvals for new products or product enhancements or modifications in a timely manner;
•provide adequate training to potential users of new products and product enhancements or modifications;
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
Further, we face significant challenges and risks in managing our geographically dispersed distribution network and retaining the independent sales agents and stocking distributors who make up that network, and as we launch new products and increase our marketing efforts with respect to existing products, we plan to expand the reach of our marketing and sales efforts and may need to hire new independent sales agents and stocking distributors. Independent sales agents and stocking distributors require significant technical expertise in various areas such as spinal care practices, spine injuries and disease, and spinal health and they require training and time to achieve full productivity. Because of the intense competition for their services, we may be unable to attract or retain qualified independent sales agents or stocking distributors or to enter into agreements with them on favorable or commercially reasonable terms, if at all. Even if we do enter into agreements with additional qualified independent sales agents or stocking distributors, it often takes 6 to 12 months for new sales agents or stocking distributors to reach full operational effectiveness and they may not generate revenue as quickly as we expect them to, commit the necessary resources to effectively market and sell our products, or ultimately be successful in selling our products. Our success will depend largely on our ability to continue to hire, train, retain and motivate qualified independent sales agents and stocking distributors. If we are unable to expand our sales and marketing capabilities domestically and internationally, if we fail to train new independent sales agents and stocking distributors adequately, or if we experience high turnover in our sales network, we may not be able to commercialize our products adequately, or at all, which would adversely affect our business, results of operations and financial condition.
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
Generally, we have obtained 510(k) clearance to manufacture, market and sell the products we market in the U.S. and the right to affix the CE mark to the products we market in the European Economic Area, or EEA. To date, we have not been required to generate new clinical data to support our current 510(k) clearances, CE marks, or product registrations in other countries and, accordingly, we do not have our own clinical data regarding our currently marketed products. As a result, neurosurgeons and orthopedic spine surgeons may be slow to adopt our products and we may be subject to greater regulatory and product liability risks. In addition, certain of our competitors have clinical data supporting the safety and efficacy of their products, which may place our products at a competitive disadvantage.
In part due to the increased emphasis on the delivery of more cost-effective treatments, purchasing decisions of our customers increasingly will be based on clinical data that demonstrates the value of our products or the effectiveness of our products relative to others. Conducting clinical studies is expensive and time-consuming and outcomes are uncertain. See “Risks Relating to Our Regulatory Environment-Clinical studies are expensive and subject to extensive regulation and their results may not support our product candidate claims or may result in the discovery of adverse effects,” below. We may elect not to, or may be unable to, fund the clinical studies necessary to generate the data required for all of our products to compete effectively, in part due to the breadth of our product portfolio. Currently, we do not expect to undertake such clinical studies for all of our products and only expect to do so where we anticipate the benefits will outweigh the costs on a risk-adjusted basis. However, even when we elect and are able to fund such clinical studies on one or more of our products, such studies may not be successful. Data we generate may not be consistent with our existing data and may demonstrate less favorable safety or efficacy, which could reduce demand for our products and negatively impact future sales. Neurosurgeons and orthopedic spine surgeons may be less likely to use our products if more robust, or any, clinical data supporting the safety and efficacy of competing products is available. If we are unable to or unwilling to generate clinical data supporting the safety and efficacy of our products, our business, results of operations and financial condition could be materially and adversely affected.

Further, future patient studies or clinical experience may indicate that treatment with our products does not improve patient outcomes.
With the passage of the American Recovery and Reinvestment Act of 2009, funds have been appropriated for the U.S. Department of Health and Human Services’ Healthcare Research and Quality to conduct comparative effectiveness research to determine the effectiveness of different drugs, medical devices, and procedures in treating certain conditions and diseases. Some of our products or procedures performed with our products could become the subject of such research. It is unknown what effect, if any, this research may have on our business. Further, future research or experience may indicate that treatment with our products does not improve patient outcomes or improves patient outcomes less than we initially expected. Such results would reduce demand for our products, affect sustainable reimbursement from third-party payers, significantly reduce our ability to achieve expected revenue, and could cause us to withdraw our products from the market and could prevent us from sustaining or increasing profitability. Moreover, if future results and experience indicate that our products cause unexpected or serious complications or other unforeseen negative effects, we could be subject to significant legal liability, negative publicity, and damage to our reputation, and we could experience a dramatic reduction in sales of our products, all of which would have a material adverse effect on our business, financial condition and results of operations. The spine medical device market has been particularly prone to potential product liability claims that are inherent in the testing, manufacture and sale of medical devices and products for spine surgery procedures.
If any of our manufacturing, development or research facilities are damaged and/or our manufacturing processes are interrupted, we could experience supply disruptions, lost revenues and our business could be seriously harmed.
Damage to our manufacturing, development or research facilities or disruption to our business operations for any reason, including due to natural disaster (such as earthquake, wildfires and other fires or extreme weather), power loss, communications failure, unauthorized entry or other events, such as a flu or other health epidemic, could cause us to discontinue development and/or manufacturing of some or all of our products for an undetermined period of time. In addition, our facilities would be difficult to replace and would require substantial lead time to repair or replace. The property damage and business interruption insurance coverage on these facilities that we maintain might not cover all losses under such circumstances, and we may not be able to renew or obtain such insurance in the future on acceptable terms with adequate coverage or at reasonable costs. In particular, we manufacture our orthobiologics products in one facility located in Irvine, California and any damage to that facility could adversely affect our ability to timely satisfy demand for those products. Any significant disruption to our manufacturing operations and to our ability to meet market demand likely would have an adverse impact on our sales and revenues as key stakeholders, including our independent sales agents and stocking distributors and surgeon customers, transition to what they perceive as more reliable sources of products.
We are dependent on a limited number of third-party suppliers for components and raw materials and the loss of any of these suppliers, or their inability to provide us with an adequate supply of materials that meet our quality and other requirements, could harm our business.
Outside suppliers, some of whom are sole-source suppliers, provide us with products and raw materials and components used in the manufacture of our orthobiologics and spinal implant products. We strive to maintain sufficient inventory of products, raw materials and components so that our production will not be significantly disrupted if a particular product, raw material or component is not available to us for a period of time. Any such disruption in our production could harm our reputation, business, financial condition and results of operations.
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
If we are unable to obtain sufficient quantities of spinal implant products, raw materials or components that meet our quality and other requirements on a timely basis for any reason, we may not be able to produce sufficient quantities of our products to meet market demand until a new or alternative supply source is identified and qualified and, as a result, we could lose customers, our reputation could be harmed and our business could suffer. In 2013, we experienced supply shortages in collagen ceramic matrix bone void fillers, which adversely affected sales of our orthobiologics products, even after the supply shortage was resolved. Furthermore, an uncorrected defect or supplier’s variation in a component or raw material that is incompatible with our manufacturing, unknown to us, could harm our ability to manufacture products.
Further, under the FDA Safety and Innovation Act of 2012, or the FDASIA, which includes the Medical Device User Fee Amendments of 2012, as well as other medical device provisions, all U.S. and foreign manufacturers must have a FDA Establishment Registration and complete Medical Device listings for sales in the U.S. While we believe that our facilities materially comply with these requirements, we also source products from foreign contract manufacturers. It is possible that some of our foreign contract manufacturers will not comply with applicable requirements and choose not to register with the FDA. In such an event, we will need to determine if there are alternative foreign contract manufacturers who comply with the applicable requirements. If such a foreign contract manufacturer is a sole supplier of one of our products, there is a risk that we may not be able to source another supplier.
In addition, we rely on a small number of tissue banks accredited by the American Association of Tissue Banks for the supply of human tissue, a crucial component of our orthobiologics products that serve as bone graft substitutes. Any failure to obtain tissue from these sources or to have the tissue processed by these sources for us in a timely manner will interfere with our ability to meet demand for our orthobiologics products effectively. The processing of human tissue into orthobiologics products is labor intensive and maintaining a steady supply stream is challenging. In addition, due to seasonal changes in mortality rates, some scarce tissues used for our orthobiologics products are at times in particularly short supply. We cannot be certain that our supply of human tissue from our current suppliers will be available at current levels or will be sufficient to meet our needs or that we will be able to successfully negotiate commercially reasonable terms with other accredited tissue banks.
We are dependent on information technology and if our information technology fails to operate adequately or fails to properly maintain the integrity of our data, our business could be materially and adversely affected.
We depend significantly on sophisticated information technology, or IT, for our infrastructure and to support business decisions. Our IT needs require an ongoing commitment of significant resources to maintain, protect and enhance existing systems and to develop new systems to keep pace with new technology, evolving regulatory standards, the increasing need to protect patient and customer information and changing customer patterns. Currently, we do not have a comprehensive IT disaster recovery plan. Any significant breakdown, intrusion, interruption, corruption or destruction of any component of our IT systems could have a material and adverse effect on our business, financial condition and results of operations.
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
Although our computer and information systems are protected through physical and software safeguards, they are still vulnerable to system malfunction, computer viruses, cyber-attacks, breaches or interruptions due to employee error or malfeasance, terrorist attacks, earthquakes (and other natural disasters), fire, flood, power loss, computer systems failure, data network failure, Internet failure, or lapses in compliance with privacy and security mandates. If any of our systems were to become subject to any of the foregoing, our networks could be compromised, and the information stored there could be accessed by unauthorized parties, publicly disclosed, lost or stolen. These events could lead to the unauthorized access and result in the misappropriation or unauthorized disclosure of confidential information belonging to us or to our employees, partners, customers or suppliers. We have measures in place that are designed to detect and respond to security incidents and breaches of privacy and security mandates. The techniques used by criminal elements to attack computer systems are sophisticated, change frequently and may originate from less regulated and remote areas of the world. As a result, we may not be able to address these techniques proactively or implement adequate preventative measures. If our IT systems are compromised, due to a data breach or otherwise, we could be subject to legal claims or proceedings, liability under laws that protect the privacy of personal information, such as HIPAA, government enforcement actions and regulatory penalties, fines, damages, and enforcement actions, and we could lose trade secrets or other confidential information, the occurrence of any of which could have a material and adverse effect on our business, financial condition and results of operations. Unauthorized access, loss or dissemination could also interrupt our operations, including our ability to bill our customers, provide customer support services, conduct research and development activities, process and prepare company financial information, manage various general and administrative aspects of our business, and could damage our reputation, any of which could adversely affect our business.
We expend substantial resources to comply with laws and regulations relating to public companies, and any failure to maintain compliance could subject us to regulatory scrutiny and cause investors to lose confidence in our company, which could harm our business and have a material adverse effect on our stock price.
Laws and regulations affecting public companies, including provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the Sarbanes-Oxley Act of 2002 (SOX), and the related rules and regulations adopted by the U.S. Securities and Exchange Commission (SEC), and by the Nasdaq Stock Market increase our accounting, legal and financial compliance costs and make some activities more time-consuming and costly. We cannot predict or estimate with any reasonable accuracy the total amount or timing of the costs we may incur to comply with these laws and regulations. In addition, we expect that our management and other personnel will need to divert attention from operational and other business matters to devote substantial time to these matters. For example, compliance with Section 404 of SOX, including performing the system and process documentation and evaluation necessary to issue our annual report on the effectiveness of our internal control over financial reporting and, if applicable, obtain the required attestation report from our independent registered public accounting firm, requires us to incur substantial expense and expend significant management time. Further, we (through our former parent company) have in the past discovered, and in the future may discover, areas of internal controls that need improvement. If we identify deficiencies in our internal controls that are deemed to be material weaknesses, we could become subject to scrutiny by regulatory authorities and we could lose investor confidence in the accuracy and completeness of our SEC filings, including the financial statements included therein, which could have a material adverse effect on our stock price. Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations, including the possibility of human error and circumvention by collusion or overriding of controls. Accordingly, even an effective internal control system may not prevent or detect material misstatements on a timely basis, or at all. Also, previously effective controls may become inadequate over time because of changes in our business or operating structure, and we may fail to take measures to evaluate the adequacy of and update these controls, as necessary, which could lead to a material misstatement.
In addition, new laws and regulations could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the coverage that is the same or similar to our current coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or on board committees, or as our executive officers.
Our business could suffer if we lose the services of key members of our senior management or fail to hire and retain other personnel on whom our business relies.
Our ability to execute our business strategy and compete in the highly competitive medical device industry depends, in part, on our ability to attract and retain highly qualified personnel. Companies in the medical device industry in general have experienced a high rate of personnel turnover. Loss of key employees, including any of our scientific, technical and managerial personnel, could adversely affect our ability to successfully execute our current business strategy, which could have a material and adverse effect on our business, results of operations and financial condition. We would be adversely affected if we fail to adequately prepare for future turnover of our senior management team. Moreover, replacing key employees may be a difficult, costly and protracted process, and we may not have other personnel with the capacity to assume all of the responsibilities of a departing employee. Competition for qualified personnel, particularly for key positions, is intense among companies in our industry, particularly in the San Diego, California area, and many of the organizations against which we compete for qualified personnel have greater financial and other resources and different risk profiles than our company, which may make them more attractive employers. All of our employees, including our management personnel, may terminate their employment with us at any time without notice. If we cannot attract and retain highly qualified personnel, as needed, we may not achieve our financial and other goals.
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
We are exposed to product liability and other claims. Spine surgery involves significant risk of serious complications, including bleeding, nerve injury, paralysis and even death. In addition, if neurosurgeons and orthopedic spine surgeons are not sufficiently trained in the use of our products, they may misuse or ineffectively use our products, which may result in unsatisfactory patient outcomes or patient injury. We could become the subject of product liability lawsuits alleging that component failures, malfunctions, manufacturing flaws, design defects, or inadequate disclosure of product-related risks or product-related information resulted in an unsafe condition or injury to patients. In addition, the development of allograft implants and technologies for human tissue repair and treatment may entail particular risk of transmitting diseases to human recipients, and any such transmission could result in the assertion of product liability claims against us.
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
We do not carry insurance for all categories of risk to which our business is or may be exposed. Some of the policies we currently maintain include general liability, foreign liability, employee benefits liability, property, umbrella, employment practices, workers’ compensation, products liability and directors’ and officers’ insurance. We do not know, however, if we will be able to maintain insurance coverage at a reasonable cost or in sufficient amounts or scope to protect us against losses. Even if we obtain insurance, a claim could exceed the amount of our insurance coverage or it may be excluded from coverage under the terms of the policy. Any significant uninsured liability may require us to pay substantial amounts, which would adversely affect our cash position and results of operations.
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
In addition, businesses that we acquire may not have adequate financial, disclosure, regulatory, quality or other compliance controls in place at the time we acquire them, which may create uncertainty regarding the actual condition and financial results of the acquired business and our assumptions regarding synergies and future results. Following any acquisition, we must integrate the new business, which includes incorporating it into our financial, compliance, regulatory and quality systems. Failure to timely and successfully integrate acquired businesses may result in non-compliance with regulatory or other requirements and may result in unexpected costs, including as a result of inadequate cost containment and unrealized economies of scale. In addition, acquisitions divert management and other resources, and involve other risks, including, risks associated with entering markets in which our marketing and sales personnel may have limited experience and with disruption to existing relationships with employees, suppliers, customers and sales agents, both with respect to us and the acquired company. As a result of any of the foregoing, we may not realize the expected benefit from any acquisition. If we cannot integrate acquired businesses, products or technologies, our business, financial conditions and results of operations could be materially and adversely affected.
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
During the year ended December 31, 2017, approximately 10% of our net revenue was attributable to our international sales and operations. We are seeking to increase our international sales over the foreseeable future. Our international business operations are subject to a variety of risks, including:

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
As a result of our international sales and operations, we generate revenues in various foreign currencies including euros, British pounds, and Swiss francs, and in U.S. dollar-denominated transactions conducted with customers who generate revenue in currencies other than the U.S. dollar. We also incur operating expenses in euros. We cannot predict accurately the consolidated effects of exchange rate fluctuations upon our future operating results because of the variability of currency exposure in our revenues and operating expenses and the potential volatility of currency exchange rates. Although we address currency risk management through regular operating and financing activities, those actions may not prove to be fully effective. In addition, for those foreign customers who purchase our products in U.S. dollars, currency exchange rate fluctuations between the U.S. dollar and the currencies in which those customers do business may have a negative effect on the demand for our products in foreign countries where the U.S. dollar has increased in value compared to the local currency. Converting our earnings from international operations to U.S. dollars for use in the U.S. can also raise challenges, including problems moving funds out of the countries in which the funds were earned and difficulties in collecting accounts receivable in foreign countries where the usual accounts receivable payment cycle is longer. To date, we have not used risk management techniques to hedge the risks associated with foreign currency exchange rate fluctuations. Even if we were to implement hedging strategies, not every exposure can be hedged and, where hedges are put in place based on expected foreign currency exchange exposure, they are based on forecasts that may vary or that may later prove to have been inaccurate. As a result, fluctuations in foreign currency exchange rates or our failure to successfully hedge against these fluctuations could have a material adverse effect on our operating results and financial condition.

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

•
the ability of our independent sales agents and stocking distributors to achieve expected sales targets and for new agents and stocking distributors to become familiar with our products in a timely manner;

•	peer-reviewed publications discussing the clinical effectiveness of our products;

•
inspections of our manufacturing facilities for compliance with the FDA's Quality System Regulations (Good Manufacturing Practices), which could result in Form 483 observations, warning letters, injunctions or other adverse findings from the FDA or equivalent foreign regulatory bodies, and corrective actions, procedural changes and other actions, including product recalls, that we determine are necessary or appropriate to address the results of those inspections, any of which may affect production and our ability to supply our customers with our products;

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
We believe that our cash and the borrowing capacity that we have under the credit facility that we entered into in December 2015 will be sufficient to meet our projected operating requirements over the next 12 months. That said, continued expansion of our business will be expensive, and we may seek additional capital. Our capital requirements will depend on many factors, including, but not limited to:

•	the revenue generated by sales of our products;

•	the costs associated with expanding our sales and marketing efforts;

•	the expenses we incur in procuring, manufacturing and selling our products;

•	the scope, rate of progress and cost of our clinical studies;

•	the cost of obtaining and maintaining regulatory approval or clearance of our products and products in development;

•	the costs associated with complying with state, federal and international laws and regulations;

•	the cost of filing and prosecuting patent applications and defending and enforcing our patent and other intellectual property rights;

•	the cost of defending, in litigation or otherwise, any claims that we infringe third-party patent or other intellectual property rights;

•	the cost of enforcing or defending against non-competition claims;

•	the number and timing of acquisitions and other strategic transactions;

•	the costs associated with increased capital expenditures, including fixed asset purchases of instrument sets which we consign to hospitals and independent sales agents to support surgeries; and

•	anticipated and unanticipated general and administrative expenses, including insurance expenses.

We may seek to raise additional capital to:

•	maintain, and, where necessary, increase appropriate product inventory and spinal instruments levels;

•	fund our operations and clinical studies;

•	continue, and, where appropriate, increase our research and development activities;

•	file, prosecute and defend our intellectual property rights, and defend, in litigation or otherwise, any claims that we infringe third-party patents or other intellectual property rights;

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
We assess periodically impairment of our long-lived assets, including finite-lived intangible assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. As of December 31, 2017, we had $35.2 million of net finite-lived intangible assets, consisting of technology and customer relationships. In addition, we continually assess the profitability of our product lines and, after such assessment, may discontinue certain products or product lines in the future. As a result, we may record impairment charges or accelerate amortization on certain technology-related intangible assets in the future. Impairment charges as a result of any of the foregoing could be significant and could have a material and adverse effect on our reported financial results for the period in which the charge is taken, which could have a material and adverse effect on the market price of our common stock.
We are required to maintain high levels of inventory, which could consume a significant amount of our resources and reduce our cash flows.
Because we maintain substantial inventory levels to meet the needs of our customers, we are subject to the risk of inventory excess, obsolescence and shelf-life expiration. Many of our spinal implant products come in sets. Each set includes a significant number of components in various sizes so that the surgeon may select the appropriate spinal implant based on the patient’s needs. In a typical surgery, not all of the implants in the set are used, and therefore certain sizes of implants placed in the set or that we purchase for replenishment inventory may become obsolete before they can be used. In addition, in order to market our products effectively, we often must provide hospitals and independent sales agents with consigned sets that typically consist of spinal implants and instruments, including products to ensure redundancy and products of different sizes. Further, our orthobiologics products have a sterilization expiration date, which ranges from one to five years, and these products may expire before they can be used. If a substantial portion of our inventory is deemed excess, becomes obsolete or expires, it could have a material adverse effect on our earnings and cash flows due to the resulting costs associated with the inventory impairment charges and costs required to replace such inventory.
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

The U.S. Foreign Corrupt Practices Act of 1977, or FCPA, and similar anti-bribery laws in non-U.S. jurisdictions generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business. The FCPA also imposes accounting standards and requirements on publicly traded U.S. corporations and their foreign affiliates, which are intended to prevent the diversion of corporate funds to the payment of bribes and other improper payments. Because of the predominance of government-sponsored healthcare systems around the world, many of our customer relationships outside of the United States are with governmental entities and are therefore subject to such anti-bribery laws. Our internal control policies and procedures may not always protect us from reckless or criminal acts committed by our employee shareowners, or agents. In recent years, both the United States and foreign government regulators have increased regulation, enforcement, inspections and governmental investigations of the medical device industry, including increased United States government oversight and enforcement of the FCPA. Despite implementation of a comprehensive global healthcare compliance program, we may be subject to more regulation, enforcement, inspections and investigations by governmental authorities in the future.
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

We are subject to SEC regulations that require us to determine whether our products contain certain specified minerals, referred to under the regulations as “conflict minerals,” and, if so, to perform an extensive inquiry into our supply chain, to determine whether such conflict minerals originate from the Democratic Republic of Congo or an adjoining country. We have determined that certain of our products contain such specified minerals. We are continuing to conduct inquiries into our supply chain in connection with the preparation of our conflict minerals report for 2018. Compliance with these regulations has increased our costs and has been time-consuming for our management and our supply chain personnel (as well as time-consuming for our suppliers), and we expect that continued compliance will continue to require significant amounts of money and time. In addition, to the extent any of our disclosures are perceived by the market to be “negative,” it may cause customers to refuse to purchase our products. Further, if we determine to make any changes to products, processes, or sources of supply, it may result in additional costs, which may adversely affect our business, financial condition and results of operations.

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
Although we believe that our procedures for handling and disposing of hazardous materials comply with applicable laws as currently in effect, we cannot completely eliminate the risk of accidental contamination or injury from these materials. In addition, under some environmental laws and regulations, we could also be held responsible for all of the costs relating to any contamination at our past or present facilities and at third-party waste disposal sites, even if such contamination was not caused by us. In the event of an accident, state or federal or other applicable authorities may curtail our use of these materials and interrupt our business operations. In addition, if an accident or environmental discharge occurs, or if we discover contamination caused by prior operations, including by prior owners and operators of properties we acquire, we could be liable for cleanup obligations, damages and fines any related liability could exceed our resources. If such unexpected costs are substantial, this could significantly harm our financial condition and results of operations. We currently carry no insurance specifically covering environmental claims relating to the use of hazardous materials.
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
In addition to contractual measures, we try to protect the confidential nature of our proprietary information using physical and technological security measures. Such measures may not, for example, in the case of misappropriation of a trade secret by an employee or third party with authorized access, provide adequate protection for our proprietary information. Our security measures may not prevent an employee or consultant from misappropriating our trade secrets and providing them to a competitor, and recourse we take against such misconduct may not provide an adequate remedy to protect our interests fully.

Unauthorized parties may also attempt to copy or reverse engineer certain aspects of our products that we consider proprietary.
Enforcing a claim that a party illegally disclosed or misappropriated a trade secret can be difficult, expensive and time-consuming, and the outcome is unpredictable.

In addition, we may face claims by third parties that our agreements with employees, consultants or advisors obligating them to assign intellectual property to us are ineffective or in conflict with prior or competing contractual obligations of assignment, which could result in ownership disputes regarding intellectual property we have developed or will develop and interfere with our ability to capture the commercial value of such intellectual property. Litigation may be necessary to resolve an ownership dispute, and if we are not successful, we may be precluded from using certain intellectual property or may lose our exclusive rights in that intellectual property. Either outcome could harm our business and competitive position. See “If we seek to protect or enforce our intellectual property rights through litigation or other proceedings, it could require us to spend significant time and money, the results of which are uncertain,” below.
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
Significant litigation regarding patent rights occurs in our industry. Our competitors in both the U.S. and abroad, many of which have substantially greater resources and have made substantial investments in patent portfolios and competing technologies, may have applied for or obtained or may in the future apply for and obtain, patents that will prevent, limit or otherwise interfere with our ability to make, use and sell our products. Generally, we do not conduct independent reviews of patents issued to third parties. In addition, patent applications in the U.S. and elsewhere can be pending for many years before issuance, so there may be applications of others now pending of which we are unaware that may later result in issued patents that will prevent, limit or otherwise interfere with our ability to make, use or sell our products. The large number of patents, the rapid rate of new patent applications and issuances, the complexities of the technology involved and the uncertainty of litigation increase the risk of assets and resources including management’s attention, being diverted to patent litigation. We have received in the past, and expect to receive in the future, communications from various industry participants alleging our infringement of their patents, trade secrets or other intellectual property rights and/or offering licenses to such intellectual property. Any lawsuits resulting from such allegations could subject us to significant liability for damages and invalidate our proprietary rights. Any potential intellectual property litigation also could force us to do one or more of the following:

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

See “If we seek to protect or enforce our intellectual property rights through litigation or other proceedings, it could require us to spend significant time and money, the results of which are uncertain,” below.

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
In addition, we generally indemnify our customers and sales agents with respect to infringement by our products of the proprietary rights of third parties. Third parties may assert infringement claims against our customers or sales agents. These claims may require us to initiate or defend protracted and costly litigation on behalf of our customers or sales agents, regardless of the merits of these claims. If any of these claims succeed, we may be forced to indemnify, or pay damages on behalf of, our customers or sales agents or may be required to obtain licenses for the products they use. If we cannot obtain all necessary licenses on commercially reasonable terms, our customers may be forced to stop using our products.
If we seek to protect or enforce our intellectual property rights through litigation or other proceedings, it could require us to spend significant time and money, the results of which are uncertain.
To protect or enforce our intellectual property rights, we may have to initiate or defend litigation against or by third parties, such as infringement suits, opposition proceedings or seeking a court declaration that we do not infringe the proprietary rights of others or that their rights are invalid or unenforceable. Litigation, including defending against claims without merit is expensive and time-consuming, and could divert management attention and resources away from our business and could harm our reputation. We may not have sufficient resources to enforce our intellectual property rights or to defend our intellectual property rights against a challenge. Even if we prevail, the cost of litigation, including the diversion of management and other resources, could affect our profitability and could place a significant strain on our financial resources.
Our ability to enforce our intellectual property rights depends on our ability to detect infringement. It may be difficult to detect infringers who do not advertise the components that are used in their products. Moreover, it may be difficult or impossible to obtain evidence of infringement in a competitor’s or potential competitor’s product. The medical device industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. It is not unusual for parties to exchange letters surrounding allegations of intellectual property infringement and licensing arrangements. In addition, the patent positions of medical device companies, including our patent position, may involve complex legal and factual questions, and, therefore, the scope, validity and enforceability of any patent claims that we have or may obtain cannot be predicted with certainty.
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

In addition, the stock market in general, and the stocks of medical device companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. This could limit or prevent investors from readily selling their shares and may otherwise negatively affect the liquidity of our common stock. Securities class action litigation has often been instituted against companies following periods of volatility in the overall market and in the market price of a company’s securities. This litigation, if instituted against us, could result in very substantial costs, divert our management’s attention and resources, and harm our business, financial condition and results of operation.
Your percentage of ownership in us may be diluted in the future and issuances of substantial amounts of our common stock, or the perception that such issuances may occur, could cause the market price of our common stock to decline significantly, even if our business is performing well.
As with any public company, your percentage ownership in us may be diluted in the future because of equity issuances for acquisitions and investments, capital-raising transactions or otherwise, including equity awards that we have granted and we expect to grant in the future to our directors, officers and employees. As of December 31, 2017, approximately 0.7 million shares of our common stock were subject to unvested restricted stock units and approximately 1.7 million shares of our common stock were subject to exercisable stock options with a weighted average exercise price of $14.55. In August 2016, we entered into an equity distribution agreement with Piper Jaffray & Co. (Piper Jaffray), pursuant to which we may offer and sell shares of our common stock in “at the market” (ATM) offerings (as defined in Rule 415 of the Act) having an aggregate offering price up to $25.0 million in gross proceeds from time to time through Piper Jaffray acting as sales agent. The shares offered and sold under the distribution agreement are covered by a registration statement on Form S-3 that was declared effective in August 2016. As of December 31, 2017, we had the capacity to issue additional shares of our common stock to generate up to $8.8 million of gross proceeds under the distribution agreement. Subsequent to December 31, 2017, we sold 882,332 shares of common stock at an average price per share of $10.00 and received net proceeds of approximately $8.6 million, which consumed the remaining capacity under the distribution agreement. Further, the market price of our common stock could decline as a result of the issuance, including sale, of a large number of shares of our common stock, under the distribution agreement or otherwise, and the perception that these sales could occur may also depress the market price of our common stock. A decline in the price of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.
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
Investors may find our common stock less attractive because we rely on the exemptions available to, and relief granted to, emerging growth companies by the JOBS Act, which may result in a less active trading market for our common stock and our stock price may decline and/or become more volatile.
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
We have never declared or paid cash dividends on our common stock, and we do not currently expect to declare or pay any such cash dividends in the foreseeable future. Instead, we currently intend to retain our future earnings, if any, to fund the development and growth of our business. Payment of cash dividends, if any, will depend on our financial condition, results of operations, capital requirements and other factors and will be at the discretion of our board of directors. Furthermore, we are subject to various laws and regulations that may restrict our ability to pay dividends and are subject to contractual restrictions on, or prohibitions against, the payment of dividends. Due to the foregoing, the return on your investment in our common stock will likely depend entirely upon any future appreciation and our common stock may not appreciate. Investors seeking cash dividends should not invest in our common stock.
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

ITEM 2. PROPERTIES

Our principal executive offices are located in Carlsbad, California, from which our orthobiologics and spinal implant products are designed, developed, and marketed, and from which recently launched spinal implant products are inspected, kitted and distributed. We transferred the inspection, kitting, warehousing and distribution functions for our older, legacy spinal implant products to an outsourced third party in Olive Branch , Mississippi in the fourth quarter of 2016. Our Carlsbad facility is an 82,000-square foot leased facility, where we also maintain our cadaveric training laboratory and our prototyping development and testing operation. The term of this lease expires in 2027. We also lease a 70,000-square foot manufacturing and distribution facility located in Irvine, California, from which most of our orthobiologics products are manufactured and all are distributed. The term of this lease expires in 2023. We also lease a 4,000-square foot office in Wayne, Pennsylvania, where we design spinal implants and which facilitates our interactions with customers on the East Coast. We also lease a 2,600-square foot office in Lyon, France to facilitate our international sales and marketing. We believe that our facilities are sufficient to meet our current needs and that we will be available to renew these leases when needed on acceptable terms.

Our manufacturing facilities are registered with the FDA. Our facilities are subject to FDA inspection to ensure compliance with its Quality System Regulations. For further information regarding the status of FDA inspections, see the "Item 1. Business- Regulation," above.

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
Market Information, Holders and Dividends
Our common stock is listed on the Nasdaq Global Select Market under the symbol “SPNE.” The following table lists the high and low sales prices for our common stock for each full quarterly period within our two most recent fiscal years:

	2017		2016
	High	Low	High	Low
Fourth Quarter	11.44	9.80	10.75	6.80
Third Quarter	13.41	10.06	12.14	9.40
Second Quarter	11.52	7.54	14.93	9.49
First Quarter	8.08	6.63	16.71	12.06
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
As of February 26, 2018, we had 346 stockholders of record.

Equity Compensation Plan Information
Information about our equity compensation plan is incorporated herein by reference to Part III, Item 12 of this report.

Recent Sales of Unregistered Securities
During the fourth quarter of 2017, we did not issue any securities that were not registered under the Securities Act of 1933, as amended (the Securities Act).

Purchases of Equity Securities by the Issuer
The table below is a summary of our purchases of our common stock for the months with purchase activities during the quarter ended December 31, 2017.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs

December 1 - December 31	219	$10.00	—	—

(1)	These shares were surrendered to the Company to satisfy tax withholdings obligations in connection with the vesting of restricted stock awards.

ITEM 6.	SELECTED FINANCIAL DATA

The following table summarizes certain selected financial data derived from our audited financial statements. The information presented should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. For periods prior to the spin-off, the consolidated statements of operations data for the years ended December 31, 2014 and 2013 were derived from the audited consolidated financial statements of the orthobiologics and spinal implants business of Integra. Subsequent to the spin-off, the Company’s financial statements are presented on a consolidated basis, as the Company became a separate publicly-traded company on July 1, 2015. As a result, the consolidated financial results and balance sheet data for certain of the periods presented below may not be directly comparable.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Total revenue, net	$131,814	$128,860	$133,178	$138,695	$146,586
Cost of goods sold	51,826	55,544	61,119	56,714	55,532
Gross profit	79,988	73,316	72,059	81,981	91,054
Operating expenses:
Selling, general and administrative	97,303	101,065	110,551	88,213	93,009
Research and development	12,180	11,442	8,353	8,527	9,893
Intangible amortization	3,168	4,309	5,331	5,590	5,598
Total operating expenses	112,651	116,816	124,235	102,330	108,500
Operating loss	(32,663)	(43,500)	(52,176)	(20,349)	(17,446)
Other (income) expense, net	(430)	264	877	269	4,556
Loss before income taxes	(32,233)	(43,764)	(53,053)	(20,618)	(22,002)
Provision (benefit) for income taxes	(118)	(552)	2,479	3,927	3,744
Net loss	$(32,115)	$(43,212)	$(55,532)	$(24,545)	$(25,746)
Net loss per share (basic and diluted)	$(2.58)	$(3.85)	$(4.99)	$(2.22)	$(2.23)

	As of December 31,
	2017	2016	2015	2014	2013
	(In thousands)
Consolidated Balance Sheet Data:
Working capital	$53,261	$58,242	$87,687	$28,664	$37,857
Total assets	134,474	147,165	176,389	139,642	$153,493
Long term debt (1)	—	3,835	328	—	$—
Short term debt (2)	—	445	—	—	$—
Stockholders' equity	105,653	110,977	147,339	91,284	$111,495

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
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. The matters discussed in these forward-looking statements are subject to risk and uncertainties that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. Such risks and uncertainties may also give rise to future claims and increase exposure to contingent liabilities. Please see the “Risk Factors” section for a discussion of the uncertainties, risks and assumptions associated with these statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
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
For periods prior to the spin-off, our consolidated financial statements were prepared on a stand-alone basis and were derived from Integra’s consolidated financial statements and accounting records. Therefore, these financial statements reflected, in conformity with accounting principles generally accepted in the United States, the financial position, results of operations, comprehensive loss and cash flows as the orthobiologics and spinal implant business was historically operated as part of Integra.
The consolidated financial statements included the attribution of certain assets and liabilities that were historically held at the Integra corporate level but which were specifically identified or attributable to us. However, cash held by Integra was not attributed to us. Integra’s debt and related interest expense also were not allocated to us for any of the periods presented since we were not the legal obligor of the debt and Integra’s borrowings were not directly attributable to us. Integra managed cash centrally and substantially all cash generated by our business through May 4, 2015, the date we implemented a separate enterprise resource planning (ERP) system, for SeaSpine, was assumed to be remitted to Integra. All significant related party transactions between us and Integra were included in the consolidated financial statements and, prior to the spin-off, were considered to be effectively settled for cash at the time the transaction was recorded, with the exception of the purchases from Integra of Mozaik raw materials and finished goods for all periods presented. Prior to the spin-off, SeaSpine purchased a portion of raw materials and finished goods from Integra for the Mozaik family of products, and SeaSpine contract manufactured certain finished goods for Integra. The total net effect of the settlement of the transactions considered to be effectively settled for cash was reflected in the consolidated statements of cash flows as a financing activity.
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

Integra provided some of the services related to these functions to us after the spin-off on a transitional basis for a fee under a transition services agreement. In addition, costs associated with supply agreements with Integra for our Mozaik product line are at materially different terms than those that were incurred while the business was part of Integra. Also, we are incurring costs as an independent, publicly-traded company that are different from the costs historically allocated to us by Integra.

Subsequent to the spin-off, our financial statements are presented on a consolidated basis, as we became a separate publicly-traded company on July 1, 2015.
We incurred $0.3 million and $20.1 million of non-recurring transaction and spin-off related costs and transition service fees from Integra in the years ended December 31, 2016 and 2015, respectively. These costs include, among other things, branding, legal, accounting and other advisory fees and other costs to separate and transition from Integra. No such costs were incurred during the year ended December 31, 2017.
Overview

We are a global medical technology company focused on the design, development and commercialization of surgical solutions for the treatment of patients suffering from spinal disorders. We have a comprehensive portfolio of orthobiologics and spinal implant solutions to meet the varying combinations of products that neurosurgeons and orthopedic spine surgeons need to perform fusion procedures in the lumbar, thoracic and cervical spine. We believe this broad combined portfolio of orthobiologics and spinal implant products is essential to meet the “complete solution” requirements of such surgeons.
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
Our U.S. sales organization consists of regional and territory managers who oversee a broad network of independent orthobiologics and spinal implant sales agents. We pay these sales agents commissions based on the sales of our products. Our international sales organization consists of a sales management team that oversees a network of independent orthobiologics and spinal implant stocking distributors that purchase products directly from us and independently sell them. For the years ended December 31, 2017 and 2016, international sales accounted for approximately 10% and 9% of our revenue, respectively. Our policy is not to sell our products through or to participate in physician-owned distributorships.
For the year ended December 31, 2017, our total revenue, net was $131.8 million and our net loss was $32.1 million. For the same period, revenue from sales of orthobiologics and spinal implants totaled $69.1 million and $62.7 million, respectively. We will continue to invest in the expansion of our business, primarily in sales, marketing and research and development, and we expect to continue to incur losses. As of December 31, 2017, our cash and cash equivalents totaled $10.8 million.

As of February 26, 2018, we had 327 employees.
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

The cost of human tissue and fixed manufacturing overhead costs are significant drivers of the costs of goods sold and consequently our orthobiologics products, at current production volumes, generate lower gross margin than our spinal implant products. We rely on third-party suppliers to manufacture our spinal implant products, and we assemble them into surgical sets at our kitting and distribution centers. The cost to inspect incoming finished goods and assemble them into new surgical sets is included in cost of goods sold. Other costs included in cost of goods sold include amortization of product technology intangible assets, royalties, shipping, and charges for expired, excess and obsolete inventory. We expect our cost of goods sold to continue to increase in absolute dollars as our sales volume increases over time.

Selling, General and Administrative Expense

Our selling, general and administrative (SG&A) expenses consist primarily of sales commissions to independent sales agents, cost of medical education and training, payroll and other headcount related expenses, depreciation of instrument sets, instrument replacement expense, stock-based compensation, marketing expenses, supply chain and distribution expenses, expenses for information technology, legal, human resources, insurance, finance, facilities, and management. We also record gains or losses associated with changes in the fair value of contingent consideration liabilities in SG&A expenses.

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

Intangible Amortization
Our intangible amortization, including the amounts reported in cost of goods sold, consists of acquisition-related amortization. We expect total annual amortization expense (including amounts reported in cost of goods sold) to be approximately $6.5 million in 2018, $5.8 million in 2019, $4.9 million in 2020, $4.9 million in 2021, and $4.8 million in 2022.

RESULTS OF OPERATIONS

	Year Ended December 31,			2017 vs. 2016	2016 vs. 2015
(In thousands, except percentages)	2017	2016	2015	% Change	% Change
Total revenue, net	$131,814	$128,860	$133,178	2%	(3)%
Cost of goods sold	51,826	55,544	61,119	(7)%	(9)%
Gross profit	79,988	73,316	72,059	9%	2%
Gross margin	61%	57%	54%	7%	6%
Operating expenses:
Selling, general and administrative	97,303	101,065	110,551	(4)%	(9)%
Research and development	12,180	11,442	8,353	6%	37%
Intangible amortization	3,168	4,309	5,331	(26)%	(19)%
Total operating expenses	112,651	116,816	124,235	(4)%	(6)%
Operating loss	(32,663)	(43,500)	(52,176)	(25)%	(17)%
Other (income) expense, net	(430)	264	877	(263)%	(70)%
Loss before income taxes	(32,233)	(43,764)	(53,053)	(26)%	(18)%
Provision (benefit) for income taxes	(118)	(552)	2,479	(79)%	(122)%
Net loss	$(32,115)	$(43,212)	$(55,532)	(26)%	(22)%

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Revenue
Total revenue, net increased in 2017 by $3.0 million, or 2.3%, to $131.8 million compared to $128.9 million for the prior year.

	Year Ended December 31,
	2017	2016	2017 vs. 2016
	(In thousands)		% Change
Orthobiologics	$69,128	$66,240	4.4%
United States	62,533	59,458	5.2%
International	6,595	6,782	(2.8)%
% of total revenue, net	52%	51%

Spinal Implants	$62,686	$62,620	0.1%
United States	55,872	57,342	(2.6)%
International	6,814	5,278	29.1%
% of total revenue, net	48%	49%

Total revenue, net	$131,814	$128,860	2.3%

	Year Ended December 31,		2017 vs. 2016
	2017	2016	% Change
	(In thousands)
United States	118,405	116,800	1.4%
% of total revenue, net	90%	91%
International	13,409	12,060	11.2%
% of total revenue, net	10%	9%
Total revenue, net	$131,814	$128,860	2.3%

Revenue from orthobiologics sales in the United States increased $3.1 million in 2017 to $62.5 million compared to 2016 and was driven by growth in sales across multiple product lines generated by recently added independent sales agents.

Revenue from spinal implant sales in the United States decreased $1.5 million to $55.9 million in 2017 compared to 2016, primarily due to lower prices and decreased usage of our legacy systems, which outpaced the revenue growth contributed by recently launched products and added independent sales agents. Revenue from international sales of spinal implants increased $1.5 million to $6.8 million in 2017 compared to 2016, primarily due to sales by recently added stocking distributors in Latin America and Europe and to increased sales to an existing distributor in Europe.
Cost of Goods Sold and Gross Margin
Cost of goods sold in 2017 decreased $3.7 million from 2016 to $51.8 million. Gross margin was 61% in 2017 and 57% for the prior year. The increase in gross margin was mainly driven by lower manufacturing costs for orthobiologics products manufactured at our Irvine, California facility, and by a $1.7 million provision for excess orthobiologics raw material inventory recorded in the first quarter of 2016. This provision related to management's decision to repurpose a portion of our matched-donor bone raw material for other production uses, which rendered a large portion of the remaining and now unmatched-donor bone as excess quantities that were unlikely to be consumed in future production. These improvements were partially offset by a $0.7 million increase in non-cash amortization of technology intangible assets acquired in September 2016 from NLT and by lower gross margins associated with international sales, which were slightly higher as a percentage of total revenue compared to the prior year.
Cost of goods sold included $3.6 million and $2.9 million of amortization for technology-based intangible assets for 2017 and 2016, respectively, and $0.8 million and $1.2 million of depreciation expense for 2017 and 2016, respectively.

Selling, General and Administrative
SG&A expenses decreased $3.8 million to $97.3 million in 2017. The decrease was mainly driven by a $3.6 million decrease in consulting and other expenses related to the completion in late 2016 of various significant information system related projects and of the project to outsource a large portion of our spinal implant kitting and distribution to a third party logistics provider, a $1.5 million non-cash gain recorded in 2017 related to the release of a foreign capital tax liability after the statute of limitations expired, a $0.9 million non-cash gain recorded in 2017 due to a decrease in the fair value of contingent consideration liabilities related to the NLT acquisition, $1.0 million less in legal fees, and the impact of a $0.9 million spinal instrument impairment charge recorded in 2016. These decreases were partially offset by a $4.2 million increase in selling commissions.

Research and Development
R&D expenses increased $0.7 million to $12.2 million in 2017, or 9% of revenue in 2017. The increase was primarily driven by higher external costs related to product development related to our orthobiologics products, and by fees incurred under the transition services agreement with NLT related to continued development of the acquired expandable interbody device technology.
Intangible Amortization
Intangible amortization expense, excluding the amounts reported in cost of goods sold for product technology intangible assets, decreased $1.1 million to $3.2 million in 2017 compared to 2016. The decrease is primarily due to a customer relationships intangible that was fully amortized by July 2016.
Income Taxes

	Year Ended December 31,
	2017	2016
	(In thousands)
Loss before income taxes	$(32,233)	$(43,764)
Benefit for income taxes	(118)	(552)
Effective tax rate	0.4%	1.3%

The primary driver of the effective tax rate in 2017 was a benefit related to the release of uncertain tax positions due to the lapse of the statute of limitations. In 2016 we reported an income tax benefit based on the finalization of an income tax return for our U.S. subsidiary which was not part of our consolidated tax group for the tax period January 1, 2015 through August 31, 2015, offset by foreign income taxes.

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

On December 22, 2017, the Tax Cuts and Jobs Act (2017 Tax Act) was signed into law and has resulted in significant change to the U.S corporate income tax system. The 2017 Tax Act includes a federal statutory rate reduction from 35% to 21%. Since our U.S. net deferred tax assets are currently offset by a full valuations allowance, the change in tax rate has not impacted our effective tax rate for the period ending December 31, 2017. The Company is not subject to the new transition tax on accumulated foreign earnings enacted by the 2017 Tax Act since the foreign operations have been included in US tax filings pursuant to an election to disregard these entities for federal income tax purposes.
Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Revenue
Total revenue, net decreased in 2015 by $4.3 million, or 3%, to $128.9 million compared to $133.2 million for the prior year.

	Year Ended December 31,
	2016	2015	2016 vs. 2015
	(In thousands)		% Change
Orthobiologics	$66,240	$67,258	(1.5)%
United States	59,458	59,873	(0.7)%
International	6,782	7,385	(8.2)%
% of total revenue, net	51%	51%

Spinal Implants	$62,620	$65,920	(5.0)%
United States	57,342	60,386	(5.0)%
International	5,278	5,534	(4.6)%
% of total revenue, net	49%	49%

Total revenue, net	$128,860	$133,178	(3.2)%

	Year Ended December 31,		2016 vs. 2015
	2016	2015	% Change
	(In thousands)
United States	116,800	120,259	(2.9)%
% of total revenue, net	91%	90%
International	12,060	12,919	(6.6)%
% of total revenue, net	9%	10%
Total revenue, net	$128,860	$133,178	(3.2)%

The decline in orthobiologics revenue was primarily driven by lower demand for our products, particularly our synthetic bone matrix products, lower average selling prices and a shift to lower cost first and second generation DBM products due to increasing pricing pressures in the U.S. market.

Revenue from spinal implants sales in the United States decreased $3.0 million to $57.3 million in 2016 compared to 2015 due to continued mid-single digit pricing pressures and lower demand for our older product lines, particularly in our thoracolumbar systems.
Cost of Goods Sold and Gross Margin
Cost of goods sold in 2016 decreased $5.6 million from 2015 to $55.5 million. Gross margin was 57% in 2016 and 54% for the prior year. The increase in gross margin was mainly driven by lower manufacturing costs in 2016 related to our Mozaik product, which we began manufacturing internally at a cost that was lower than the amount we previously paid for the product under our supply agreement with Integra and that was substantially lower than the valuation of Mozaik finished goods inventory as determined by pre-spinoff, carve-out accounting and sold in 2015, the absence of a $2.6 million charge taken in the third quarter of 2015 for excess and obsolete Spinal Implants inventory intended for distribution in international markets, the absence of $0.5 million of allocation expenses from Integra in 2015, and a decrease of $0.5 million in fees incurred for services under a transition services agreement with Integra. These decreases were partially offset by a $1.7 million provision for excess orthobiologics raw material inventory recorded in the first quarter of 2016 related to management's decision to repurpose a portion of our matched-donor bone raw material for other production uses and that rendered a large portion of the remaining and now unmatched-donor bone as excess quantities that were unlikely to be consumed in future production, and a $0.8 million provision for excess and obsolete inventory recorded in the fourth quarter of 2016 related to our launch of a sterile packaged version of our NanoMetalene interbody devices product line. With the launch of the sterile packaged product, we are no longer actively selling the non-sterile packaged NanoMetalene inventory.
Cost of goods sold included $2.9 million and $2.7 million of amortization for product technology intangible assets in 2016 and 2015, respectively, and $1.2 million and $0.3 million of depreciation expense for 2016 and 2015, respectively.

Selling, General and Administrative
SG&A expenses decreased $9.5 million to $101.1 million in 2016. The decrease was mainly driven by a $1.6 million decrease in fees incurred for services under a transition services agreement with Integra, the absence of $17.2 million of nonrecurring spin-off related charges and the absence of $1.9 million of medical device tax, which was suspended at the end of 2015. In 2015, SG&A expense included $8.6 million in allocated expenses from Integra. Since the spin-off, we have directly incurred those expenses that were previously allocated from Integra, including the compensation and related costs of our executive management team and expenses associated with being an independent, publicly-traded company, such as audit, insurance, and information technology-related fees. We have also incurred greater expense from the hiring of additional marketing, sales and administrative headcount since the spin-off, and incurred $1.4 million of expenses in 2016 related to the shutdown of our former Vista facility, and $0.5 million of acquisition-related charges.
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
Intangible Amortization

Intangible amortization expense, excluding the amounts reported in cost of goods sold for product technology intangible assets , decreased $1.0 million to $4.3 million in 2016, primarily due to non-compete agreements that were fully amortized by the second quarter of 2015, and a customer relationships intangible that was fully amortized by the third quarter of 2016.
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

Business Factors Affecting the Results of Operations
Special Charges and Gains
We define special charges and gains as expenses and gains for which the amount or timing can vary significantly from period to period, and for which the amounts are non-cash in nature, or the amounts are not expected to recur at the same magnitude.
We believe that identification of these special charges and gains provides important supplemental information to investors regarding financial and business trends relating to our financial condition and results of operations. Investors may find this information useful in assessing comparability of our operating performance from period to period, against the business model objectives that management has established, and against other companies in our industry. We provide this information to investors so that they can analyze our operating results in the same way that management does and use this information in their assessment of the core business and valuation of SeaSpine.
Loss before income taxes includes the following special charges and gains for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
Special Charges:	(In thousands)
SeaSpine spin-off related charges	$—	$—	$17,278
Transition services agreement charges	—	265	2,809
Discontinued and excess/obsolete product line charges	—	—	2,600
Excess raw material charge	—	1,700	—
Acquisition-related charges	—	457	—
Total Special Charges	$—	$2,422	$22,687

Special Gains:
Non-cash gain from release of a foreign non-income tax liability	$(1,512)	$—	$—
Non-cash gain from change in fair value of contingent consideration liabilities	(975)	(270)	—
Total Special Gains	$(2,487)	$(270)	$—
The items reported above are reflected in the consolidated statements of operations as follows:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Cost of goods sold	$—	$1,704	$3,248
Research and development	—	8	348
Selling, general and administrative	—	710	19,091
Total Special Charges	$—	$2,422	$22,687

Selling, general and administrative	$(2,375)	$—	$—
Other income	(112)	(270)	—
Total Special Gains	$(2,487)	$(270)	$—
These special charges and gains are directly related to the SeaSpine business, do not include allocations from Integra, and consist of the following items:

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

•	A shift in management’s international sales strategy in 2015 that rendered a large portion of our spinal implant inventory intended for distribution in international markets as excess and obsolete.

•
The excess raw material charge in 2016 relates to management’s decision to repurpose a portion of our matched-donor bone raw material for other production uses and that rendered a large portion of the remaining and now unmatched-donor bone as excess quantities that were unlikely to be consumed in future production.

•	Acquisition-related charges include transaction fees and the amortization of inventory fair value adjustments related to acquisitions.

•	Gain from release of a foreign non-income tax liability is due to the passage of the statute of limitations.

•	Gain from change in fair value of contingent consideration relates to the decrease in the fair value of contingent milestone and royalty payments associated with the NLT acquisition in 2016.
Liquidity and Capital Resources
Overview

As of December 31, 2017, we had cash and cash equivalents totaling approximately $10.8 million, and $20.5 million of current borrowing capacity was available under our credit facility. We believe that our cash and cash equivalents on hand and the amount currently available to us under our credit facility will be sufficient to fund our operations for at least the next twelve months.

Credit Facility

We have a $30.0 million credit facility with Wells Fargo Bank, National Association which expires in December 2018, subject to a one-time, one-year extension at our election. At December 31, 2017, we had no outstanding borrowings under the credit facility. The borrowing capacity under the credit facility is determined monthly and is based on the amount of our eligible accounts receivable and inventory balances and qualified cash (as defined in the credit facility). Depending on the extent to which our eligible accounts receivable and inventory balances increase, our borrowing capacity could increase by as much as an additional $6.0 million from the $20.5 million available as of December 31, 2017 before we are required to maintain the minimum fixed charge coverage ratio as discussed below. The credit facility contains various customary affirmative and negative covenants, including prohibiting us from incurring indebtedness without the lender’s consent. Under the terms of the credit facility, if our Total Liquidity (as defined in the credit facility) is less than $5.0 million, we are required to maintain a minimum fixed charge coverage ratio of 1.10 to 1.00 for the applicable measurement period. Our Total Liquidity was $29.2 million at December 31, 2017, and therefore that financial covenant was not applicable at that time.

Business Combinations

In August 2016, we entered into an asset purchase agreement with NLT to acquire certain of the assets of NLT’s medical device business related to the expandable interbody medical devices. We made an up-front cash payment of $1.0 million in connection with the initial closing in September 2016 and issued 350,000 shares of our common stock in January 2017 as contingent closing consideration. At December 31, 2017, we recorded a $2.6 million liability representing the estimated fair value of future contingent milestone payments related to the achievement of certain commercial milestones, which we anticipate will become payable at varying times between 2018 and 2023, and a $1.8 million liability representing the estimated fair value of future contingent royalty payments based on percentages of our future net sales of certain of the products and technology we acquired, which we anticipate will become payable at varying times between 2017 and 2028. The contingent milestone payments, if any, are payable in cash or in shares of our common stock, at our election. The contingent royalty payments are payable in cash.

At The Market Program

In August 2016, we entered into an equity distribution agreement with Piper Jaffray & Co. (Piper Jaffray), pursuant to which we may offer and sell shares of our common stock in “at the market” (ATM) offerings (as defined in Rule 415 of the Securities Act) having an aggregate offering price up to $25.0 million in gross proceeds from time to time through Piper Jaffray acting as sales agent. During the year ended December 31, 2017, we received net proceeds of approximately $15.6 million, net of $0.6 million of offering costs, from the sale of 1,500,000 shares of our common stock.

In February 2018, we received net proceeds of approximately $8.6 million, net of $0.2 million of offering costs, from the sale of approximately 882,000 shares of our common stock and which consumed the remaining capacity under the ATM equity distribution agreement.

Cash and Cash Equivalents
We had cash and cash equivalents totaling approximately $10.8 million and $14.6 million at December 31, 2017 and December 31, 2016, respectively.
Cash Flows

	Year Ended December 31,			2017 vs. 2016	2016 vs. 2015
	2017	2016	2015	% Change	% Change
	(In thousands)
Net cash used in operating activities	$(8,622)	$(14,270)	$(32,566)	(40)%	(56)%
Net cash used in investing activities	(7,646)	(8,719)	(11,705)	(12)%	(26)%
Net cash provided by financing activities	12,040	4,276	77,130	182%	(94)%
Effect of exchange rate fluctuations on cash	450	(150)	(82)	(400)%	83%
Net increase (decrease) in cash and cash equivalents	$(3,778)	$(18,863)	$32,777	(80)%	(158)%

Net Cash Flows Used in Operating Activities
We used $8.6 million and $14.3 million in operating activities during 2017 and 2016, respectively.
Operating cash outflows during 2017 decreased by $5.6 million compared to 2016, primarily due to higher revenue, and lower cash-based operating expenses incurred, partially offset by lower trade payable balances in 2017 as compared to 2016.

Operating cash outflows during 2016 increased by $18.3 million compared to 2015. Net loss plus adjustments to reconcile net loss to net cash used in operating activities increased cash inflows by $12.4 million, largely driven by the absence of spin-off related charges. Among the changes in working capital, our more efficient management of inventory in 2016 increased operating cash flows by $9.8 million compared to 2015 for inventory purchases and the efficiency with which we collected accounts receivable in 2016 increased operating cash inflows by $6.3 million in 2016 compared to 2015. The timing of payments to suppliers and settlement of accrued expenses in 2016 decreased operating cash flows by $14.0 million in 2016 compared to 2015.
Net Cash Flows Used in Investing Activities
Net cash used in investing activities was $7.6 million in 2017 compared to $8.7 million in 2016. The $1.1 million decrease was primarily attributable to larger investments in leasehold improvements in our Carlsbad facility in the first half of 2016 and to the $1.0 million cash payment associated with the NLT acquisition in 2016, offset by $1.8 million more in instrument purchases in 2017 to support new product launches.
Net cash used in investing activities was $8.7 million in 2016 compared to $11.7 million in 2015. The $3.0 million decrease was primarily attributable to the completion of a global ERP system implementation in 2015, a $0.7 million decrease in purchases of spinal implant sets and instruments related to existing products and new product launches in 2016, and decreased purchases in other capital expenditures, offset by the $1.0 million cash paid in connection with the NLT acquisition in 2016.

Net Cash Flows Provided by Financing Activities
Net cash provided by financing activities was $12.0 million in 2017 compared to $4.3 million in 2016, and $77.1 million in 2015. Financing cash flows for 2017 were comprised primarily of $15.6 million of net proceeds from the sale of shares of our common stock under the ATM equity offering program and $1.0 million of proceeds from the sale of shares of our common stock under our 2015 Employee Stock Purchase Plan. We used $4.0 million of cash to repay all of the outstanding borrowings under the credit facility and $0.4 million of cash to repay the remaining short-term debt related to our insurance premium finance agreements (see Note 4 "Debt and Interest" to the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report).
We borrowed $3.3 million under the credit facility in 2016 and generated $0.7 million in cash from sales of our common stock under our employee stock purchase program. The higher net cash provided by financing activities in 2015 resulted from an investment from Integra and the $34.0 million cash contribution from Integra in connection with the spin-off in 2015.

Off-Balance Sheet Arrangements
There were no off-balance sheet arrangements as of December 31, 2017 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our business.
Contractual Obligations and Commitments
As of December 31, 2017, we were obligated to pay the following amounts under various agreements:

	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
	(In millions)
Employment Agreements	$0.7	$0.5	$0.2	$—	$—
Operating Leases	17.1	2.1	4.3	4.5	6.2
Purchase Obligations	10.5	10.5	—	—	—
Credit Facility	—	—	—	—	—
Other	2.2	1.2	1.0	—	—
Total	$30.5	$14.3	$5.5	$4.5	$6.2
The "Other" line item includes minimum royalties and milestone payments under certain license agreements, and guaranteed commissions. Total contractual obligations and commitments listed in the above table excludes the following liabilities:

•	the liability for uncertain tax benefits, including interest and penalties, totaling approximately $0.3 million;

•	the contingent milestone and royalty payments related to the NLT asset acquisition;

•
the potential royalty and milestone payments for a license agreement, under which there are certain cumulative milestone payments totaling $2.4 million at various stages of developing the licensed technology and sales of products using the licensed technology.

These liabilities have been excluded because we cannot make a reliable estimate of the timing of the triggering events and associated payments.
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

Revenue Recognition

Our net sales are derived primarily from the sale of orthobiologics and spinal implant products globally. Sales are reported net of returns, rebates, group purchasing organization fees and other customer allowances.

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, title and risk of loss have passed to the customer, there is a fixed or determinable sales price and collectability of that sales price is reasonably assured.

In the United States, we generate most of our revenue by consigning our orthobiologics products and consigning or loaning our spinal implant sets to hospitals and independent sales agents, who in turn deliver them to the hospital for a single surgical procedure or leave them with hospitals that are high volume users for use in multiple procedures. The spinal implant sets typically contain the instruments, including disposables, and spinal implants required to complete a surgery. We ship replacement inventory to independent sales agents to replace the consigned inventory used in surgeries and maintain and replenish the loaned sets and return them to a hospital or independent sales agent for the next procedure. We recognize revenue on these consigned or loaned products when they have been used or implanted in a surgical procedure.

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

Allowance for Doubtful Accounts Receivable

We evaluate the collectability of accounts receivable based on a combination of factors. In circumstances where a specific customer is unable to meet its financial obligations to us, we record an allowance to reduce the net recognized receivable to the amount that we reasonably expect to collect. For all other customers, we record allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment and our historical experience. If the financial condition of customers or the length of time that receivables are past due were to change, we may incur bad debt expense in SG&A.

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

Property, Plant and Equipment

Property, plant and equipment is carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method based on an asset’s estimated useful life. Maintenance and repairs on all property and equipment are expensed as incurred. Depreciation of spinal instrument sets and instrument replacement expense is recorded in SG&A.

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

Intangible assets are amortized on a straight-line basis over their estimated useful lives of 1 to 20 years. We base the useful lives and related amortization expense on the period of time we estimate the assets will generate revenues or otherwise be used by the Company. We also periodically review the lives assigned to our intangible assets to ensure that our initial estimates do not exceed any revised estimated periods from which we expect to realize cash flows from the technologies. If a change were to occur in any of the above-mentioned factors or estimates, the likelihood of a material change in our reported results would increase.

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

For purposes of calculating stock-based compensation, we estimate the fair value of stock options using a Black-Scholes option-pricing model. The determination of the fair value of stock-based payment awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected term, risk-free interest rate and expected dividends. Due to our limited historical data as a separate public company, the expected volatility is calculated based upon the historical volatility of comparable companies in the medical device industry whose share prices are publicly available for a sufficient period of time. The expected term of "plain vanilla" options is calculated using the simplified method as prescribed by accounting guidance for stock-based compensation. A "plain vanilla" option is an option with the following characteristics: (1) the option is granted at-the-money; (2) exercisability is conditional only on satisfaction of a service condition through the vesting date; (3) employees who terminate their service prior to vesting forfeit the options; (4) employees who terminate their service after vesting are granted limited time to exercise their stock options; and (5) the options are nontransferable and nonhedgeable. The expected term of any other option is based on disclosures from similar companies with similar grants. The risk-free interest rates are derived from the U.S. Treasury yield curve in effect on the date of grant for instruments with a remaining term similar to the expected term of the options. We considered that we have never paid cash dividends and do not currently intend to pay cash dividends. The fair value of restricted stock awards granted is based on the market price of our common stock on the date of grant. In addition, we apply an expected forfeiture rate when amortizing stock-based compensation expense. The expected forfeiture rate is based on historical experience of pre-vesting forfeitures on awards by each homogenous group of shareowners and is estimated to be 15%, 12% and 10% annually for all non-executive employees for the years ended December 31, 2017, 2016 and 2015, respectively. There is no forfeiture rate applied for non-employee directors and executive employees as their pre-vesting forfeitures are anticipated to be highly unlikely. As individual grant awards become fully vested, stock-based compensation expense is adjusted to recognize actual forfeitures.

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

Income Taxes

The income tax provision in the consolidated statements of operations for periods prior to the spin-off was calculated using the separate return method, as if we filed a separate tax return and operated as a stand-alone business. Therefore, cash tax payments and items of current and deferred taxes may not be reflective of our actual tax balances included in Integra’s historical consolidated income tax return. More specifically, the presentation of substantial net operating losses, and any related valuation allowances, presented herein prior to the spin-off do not represent actual net operating losses that have been incurred by us or that are available for carryforward to a future tax year.

The primary driver of the effective tax rate in 2017 was a benefit related to the release of uncertain tax positions due to the lapse of the statute of limitations. We reported income tax benefit in 2016 primarily based on the finalization of an income tax return for our U.S. subsidiary which was not part of the U.S consolidated tax group for the tax period January 1, 2015 through August 31, 2015 offset by foreign income taxes.

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

The Tax Cuts and Jobs Act enacted on December 22, 2017 reduces the U.S federal corporate tax rate from 35% to 21%. Accordingly, we have modified the value of the deferred tax assets and liabilities including the net operating loss carryover at December 31, 2017. The Company is not subject to the new transition tax on accumulated foreign earnings enacted by the 2017 Tax Act since the foreign operations have been included in US tax filings pursuant to an election to disregard these entities for federal income tax purposes.

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
Foreign Currency Exchange Risk

We operate on a global basis and are exposed to the risk that changes in foreign currency exchange rates could adversely affect our financial condition, results of operations and cash flows. In 2017, 2016 and 2015, we generated revenues outside the United States in multiple foreign currencies including euros, British pounds, and Swiss francs, and in U.S. dollar-denominated transactions conducted with customers who generated revenue in currencies other than the U.S. dollar. We also incur operating expenses in euros. As a result, changes in the exchange rates of any such foreign currency versus the U.S. dollar may affect our revenues, gross profits and net loss and may also affect the book value of our assets and the amount of stockholders’ equity. We cannot predict the consolidated effects of exchange rate fluctuations upon our future operating results because of the variability of foreign currency exposure in our revenues and operating expenses and the potential volatility of currency exchange rates.
Interest Rate Risk

Our primary exposure to market risk is interest expense and interest income sensitivity, which is affected by changes in the general level of U.S. interest rates.

Our cash and cash equivalents as of December 31, 2017 consisted of cash and money market accounts. We are exposed to market risk related to fluctuations in interest rates and market prices. We currently do not hedge interest rate exposure. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operation.

We had no outstanding borrowings under our credit facility as of December 31, 2017. Our borrowings under the credit facility accrue interest at the rate then applicable to the base rate loans (as customarily defined), unless and until converted into LIBOR rate loans in accordance with the terms of the credit facility. Borrowings bear interest at a floating annual rate equal to (a) during any month for which our average excess availability (as customarily defined) is greater than $20.0 million, base rate plus (i) 1.25 percentage points for base rate loans and (ii) LIBOR rate plus 2.25 percentage points for LIBOR rate loans, (b) during any month for which our average excess availability is greater than $10.0 million but less than or equal to $20.0 million, (i) base rate plus 1.50 percentage points for base rate loans and (ii) LIBOR rate plus 2.50 percentage points for LIBOR rate loans and (c) during any month for which our average excess availability is less than or equal to $10.0 million, (i) base rate plus 1.75 percentage points for base rate loans and (ii) LIBOR rate plus 2.75 percentage points for LIBOR rate loans. A hypothetical 100 basis point change in interest rates would not be expected to have a material effect on our net loss for the period or cash flow.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Financial statements and the financial statement schedules specified by this Item, together with the reports thereon of RSM US LLP and PricewaterhouseCoopers LLP, are presented following the signature page to this report.
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

Management’s Annual Report on Internal Control Over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2017, our internal control over financial reporting was effective based on those criteria.
Attestation Report on Internal Control over Financial Reporting
As an emerging growth company, under Section 103 of the JOBS Act, we are not required to provide, and this report does not include, an attestation report of our independent registered public accounting firm regarding our internal control over financial reporting.
Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

Part III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information required by this item will be set forth under the headings “PROPOSAL 1: ELECTION OF DIRECTORS,” “EXECUTIVE COMPENSATION AND OTHER INFORMATION,” and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in our definitive proxy statement to be filed with the SEC in connection with our 2018 Annual Meeting of Stockholders, or the Definitive Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2017, and is incorporated in this report by reference.

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

3. Exhibits required to be filed by Item 601 of Regulation S-K.

EXHIBIT INDEX
Incorporated by Reference
Exhibit No.	Description	Filed or Furnished Herewith	Form	File/Film No.	Date Filed
2.1(a)*#	Asset Purchase Agreement among SeaSpine Holdings Corporation, N.L.T Spine Ltd. and NLT Spine, Inc., dated August 17, 2016		Form 10-Q	001-36905-161987764	11/10/2016

2.1(b)	Amendment to the Asset Purchase Agreement among SeaSpine Holdings Corporation, N.L.T Spine Ltd. and NLT Spine, Inc., dated September 26, 2016		Form 10-Q	001-36905-161987764	11/10/2016

2.1(c)	Amendment No. 2 to Asset Purchase Agreement among SeaSpine Holdings Corporation, N.L.T Spine Ltd. and NLT Spine, Inc., dated January 31, 2017		Form 10-K	001-36905-17665133	3/3/2017

2.2#	Separation and Distribution Agreement between Integra LifeSciences Holdings Corporation and SeaSpine Holdings Corporation, dated as of June 30, 2015		Form 8-K	001-36905-15966132	7/1/2015

3.1	Amended and Restated Certificate of Incorporation of SeaSpine Holdings Corporation		Form 8-K	001-36905-15966132	7/1/2015

3.2	Amended and Restated Bylaws of SeaSpine Holdings Corporation		Form 8-K	001-36905-15966132	7/1/2015

4.1	Form of Common Stock Certificate of SeaSpine Holdings Corporation		Form 10	001-36905-15904590	6/1/2015

4.2	Form of Indenture		Form S-3	333-213089-161825462	8/11/2016

10.1	Transition Services Agreement between Integra LifeSciences Holdings Corporation and SeaSpine Holdings Corporation, dated as of July 1, 2015		Form 8-K	001-36905-15966132	7/1/2015

10.2	Tax Matters Agreement between Integra LifeSciences Holdings Corporation and SeaSpine Holdings Corporation, dated as of July 1, 2015		Form 8-K	001-36905-15966132	7/1/2015

10.3	Employee Matters Agreement between Integra LifeSciences Holdings Corporation and SeaSpine Holdings Corporation, dated as of July 1, 2015		Form 8-K	001-36905-15966132	7/1/2015

10.4	Microfibrillar Collagen Supply Agreement between Integra LifeSciences Holdings Corporation and SeaSpine Holdings Corporation, dated as of July 1, 2015		Form 8-K	001-36905-15966132	7/1/2015

10.5	Collagen Ceramic Supply Agreement between Integra LifeSciences Holdings Corporation and SeaSpine Holdings Corporation, dated as of July 1, 2015	Form 8-K	001-36905-15966132	7/1/2015

10.6	Demineralized Bone Matrix and Collagen Ceramic Products Supply Agreement between Integra LifeSciences Holdings Corporation and SeaSpine Holdings Corporation, dated as of July 1, 2015	Form 8-K	001-36905-15966132	7/1/2015

10.7**	Brian Baker Letter Agreement, dated February 25, 2015	Form 8-K	001-36905-15966132	7/1/2015

10.8**	Form of Indemnification Agreement entered into between SeaSpine Holdings Corporation and each of its directors and executive officers	Form 10	001-36905-15904590	6/1/2015

10.9**	SeaSpine Holdings Corporation 2015 Employee Stock Purchase Plan	Form 10	001-36905-15904590	6/1/2015

10.10**	Employment Agreement, by and between SeaSpine Holdings Corporation, SeaSpine Orthopedics Corporation and Keith Valentine, dated April 28, 2015	Form 10	001-36905-15904590	6/1/2015

10.11**	John Bostjancic Letter Agreement, dated March 30, 2015	Form 10	001-36905-15904590	6/1/2015

10.12**	John Winge Letter Agreement, dated January 22, 2015	Form 10	001-36905-15904590	6/1/2015

10.13(a)	Amended and Restated Lease between Salma Jason Monica Limited Partnership and SeaSpine, Inc., dated as of May 23, 2011 for property at 2384 La Miranda, Vista, CA	Form 10	001-36905-15904590	6/1/2015

10.13(b)	Amended and Restated Lease between Salma Jason Monica Limited Partnership and SeaSpine, Inc., dated as of May 23, 2011 for property at 2302 La Miranda, Vista, CA	Form 10	001-36905-15904590	6/1/2015

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
		Form 10-K	001-36905-17665133	3/3/2017

10.21**	Amended and Restated SeaSpine Holdings Corporation Non-Employee Director Compensation Program, effective March 30, 2016	Form 10-Q	001-36905-161653403	5/16/2016

10.22(a)**	SeaSpine Holdings Corporation Amended and Restated 2015 Incentive Award Plan (As Amended and Restated as of March 30, 2016)	Form S-8	333-211887-161700155	6/7/2016

10.22(b)**	First Amendment to the SeaSpine Holdings Corporation Amended and Restated 2015 Incentive Award Plan	Form 8-K	001-36905-161841057	8/18/2016

10.22(c)**	SeaSpine Holdings Corporation Amended and Restated 2015 Incentive Award Plan- Form of Stock Option Grant Notice (including Stock Option Agreement)		Form S-8	333-211887-161700155	6/7/2016

10.22(d)**	SeaSpine Holdings Corporation Amended and Restated 2015 Incentive Award Plan - Form of Stock Option Grant Notice (including Stock Option Agreement)		Form 10	001-36905-15904590	6/1/2015

10.22(e)**	SeaSpine Holdings Corporation Amended and Restated 2015 Incentive Award Plan- Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement		Form S-8	333-211887-161700155	6/7/2016

10.22(f)**	SeaSpine Holdings Corporation Amended and Restated 2015 Incentive Award Plan - Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement.		Form 10-K	001-36905-17665133	3/3/2017

10.22(g)**
SeaSpine Holdings Corporation Amended and Restated 2015 Incentive Award Plan - Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement. (used for grants on and after February 1, 2018)
X

10.23**	Patrick Keran Letter Agreement, dated October 1, 2015		Form 10-Q	001-36905-17818719	5/5/2017

21.1	Subsidiaries of the Registrant		Form 10-K	001-36905-161510399	3/16/2016

23.1	Consent of RSM, Independent Registered Public Accounting Firm	X

23.2	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm	X

24.1	Power of Attorney (included on the signatures page)	X

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1***	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2***	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

†101.INS	XBRL Instance Document	X

†101.SCH	XBRL Taxonomy Extension Schema Document	X

†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

†101.DEF	XBRL Definition Linkbase Document	X

†101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	X

†101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

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

†
The financial information of SeaSpine Holdings Corporation Annual Report on Form 10-K for the year ended December 31, 2017 filed on March 2, 2018 formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Loss, (iii) the Consolidated Balance Sheets, (iv) Parenthetical Data to the Consolidated Balance Sheets, (v) the Consolidated Statements of Cash Flows, (vi) the Consolidated Statements of Equity, and (vii) Notes to Consolidated Financial Statements, is furnished electronically herewith.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEASPINE HOLDINGS CORPORATION

Date:	March 2, 2018	/s/ Keith C. Valentine
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Keith C. Valentine	President, Chief Executive Officer and Director (Principal Executive Officer)	March 2, 2018
Keith C. Valentine

/s/ John J. Bostjancic	Chief Financial Officer (Principal Financial and Accounting Officer)	March 2, 2018
John J. Bostjancic

/s/ Kirtley C. Stephenson	Chairman of the Board	March 2, 2018
Kirtley C. Stephenson

/s/ Stuart M. Essig, Ph.D.	Lead Independent Director	March 2, 2018
Stuart M. Essig, Ph.D.

/s/ Cheryl R. Blanchard, Ph.D.	Director	March 2, 2018
Cheryl R. Blanchard, Ph.D.

/s/ Keith Bradley Ph.D.	Director	March 2, 2018
Keith Bradley Ph.D.

/s/ Michael Fekete	Director	March 2, 2018
Michael Fekete

/s/ John B. Henneman III	Director	March 2, 2018
John B. Henneman III

/s/ James M. Sullivan	Director	March 2, 2018
James M. Sullivan

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of SeaSpine Holdings Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of SeaSpine Holdings Corporation and subsidiaries (the Company) as of December 31, 2017, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows, for the year then ended, and the related notes and schedule (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

We have served as the Company's auditor since 2017.

/s/ RSM US LLP
Los Angeles, California
March 2, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of SeaSpine Holdings Corporation:

In our opinion, the consolidated balance sheet as of December 31, 2016 and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2016 present fairly, in all material respects, the financial position of SeaSpine Holdings Corporation and its subsidiaries as of December 31, 2016, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2016 , in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the schedule of valuation and qualifying accounts for each of the two years in the period ended December 31, 2016 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
San Diego, California
March 3, 2017

SEASPINE HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2017	2016	2015
Total revenue, net	$131,814	$128,860	$133,178
Cost of goods sold	51,826	55,544	61,119
Gross profit	79,988	73,316	72,059
Operating expenses:
Selling, general and administrative	97,303	101,065	110,551
Research and development	12,180	11,442	8,353
Intangible amortization	3,168	4,309	5,331
Total operating expenses	112,651	116,816	124,235
Operating loss	(32,663)	(43,500)	(52,176)
Other (income) expense, net	(430)	264	877
Loss before income taxes	(32,233)	(43,764)	(53,053)
Provision (benefit) for income taxes	(118)	(552)	2,479
Net loss	$(32,115)	$(43,212)	$(55,532)
Net Loss per share, basic and diluted	$(2.58)	$(3.85)	$(4.99)
Weighted average shares used to compute basic and diluted net loss per share	12,426	11,222	11,139

The accompanying notes are an integral part of these consolidated financial statements.

SEASPINE HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Net loss	$(32,115)	$(43,212)	$(55,532)
Other comprehensive income (loss)
Change in foreign currency translation adjustments	678	(119)	498
Comprehensive loss	$(31,437)	$(43,331)	$(55,034)

The accompanying notes are an integral part of these consolidated financial statements.

SEASPINE HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value data)

	December 31, 2017	December 31, 2016

ASSETS
Current assets:
Cash and cash equivalents	$10,788	$14,566
Trade accounts receivable, net of allowances of $466 and $483	21,872	20,982
Inventories	41,721	45,299
Prepaid expenses and other current assets	2,037	1,813
Total current assets	76,418	82,660
Property, plant and equipment, net	22,063	21,863
Intangible assets, net	35,207	41,785
Other assets	786	857
Total assets	$134,474	$147,165
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt	$—	$445
Accounts payable, trade	7,385	8,537
Accrued compensation	5,833	4,393
Accrued commissions	5,793	4,398
Contingent consideration liabilities	207	2,855
Other accrued expenses and current liabilities	3,939	3,790
Total current liabilities	23,157	24,418
Long-term borrowings under credit facility	—	3,835
Contingent consideration liabilities	4,228	5,125
Other liabilities	1,436	2,810
Total liabilities	28,821	36,188

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value; 15,000 authorized; no shares issued and outstanding at December 31, 2017 and December 31, 2016	—	—
Common stock, $0.01 par value; 60,000 authorized; 13,508 and 11,258 shares issued and outstanding at December 31, 2017 and 2016, respectively	135	113
Additional paid-in capital	206,844	180,753
Accumulated other comprehensive income	1,950	1,272
Accumulated deficit	(103,276)	(71,161)
Total stockholders' equity	105,653	110,977
Total liabilities and stockholders' equity	$134,474	$147,165

The accompanying notes are an integral part of these consolidated financial statements.

SEASPINE HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2017	2016	2015
OPERATING ACTIVITIES:
Net loss	$(32,115)	$(43,212)	$(55,532)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,871	11,758	12,445
Instrument replacement expense	1,848	1,389	1,228
Impairment of spinal instruments	—	919	175
Impairment of construction in progress	—	—	419
Provision for excess and obsolete inventories	4,399	5,402	7,327
Amortization of debt issuance costs	139	139	—
Deferred income tax benefit	(78)	(10)	(282)
Stock-based compensation	6,067	6,438	3,816
Gain from change in fair value of contingent consideration liabilities	(975)	(270)	—
Gain from release of a foreign non-income tax liability	(1,512)	—	—
Allocation of non-cash charges from Integra	—	—	563
Changes in assets and liabilities
Accounts receivable	(612)	4,295	(2,004)
Inventories	1,206	1,404	(8,365)
Prepaid expenses and other current assets	(211)	1,877	(2,867)
Other non-current assets	72	79	1,335
Accounts payable	(2,080)	(5,006)	5,818
Income taxes payable	—	—	(320)
Accrued commissions	1,394	166	335
Other accrued expenses and current liabilities	2,630	167	3,316
Other non-current liabilities	335	195	27
Net cash used in operating activities	(8,622)	(14,270)	(32,566)
INVESTING ACTIVITIES:
Purchases of property and equipment	(7,446)	(7,569)	(11,555)
Additions to technology assets	(200)	(1,150)	(150)
Net cash used in investing activities	(7,646)	(8,719)	(11,705)
FINANCING ACTIVITIES:
Borrowings under credit facility	—	3,300	—
Borrowings under short term debt	—	1,202	—
Repayments of credit facility	(4,020)	—	—
Repayments of short term debt	(445)	(757)	—
Proceeds from issuance of common stock- employee stock purchase plan and exercise of stock options	1,021	691	—
Proceeds from issuance of common stock, net of offering costs- ATM transactions	15,557	—	—
Repurchases of common stock for income tax withheld upon vesting of restricted stock	(50)	(160)	—
Payment of contingent consideration liabilities in connection with acquisition of business (see Note 6)	(23)	—	—
Integra net investment prior to the spin-off	—	—	77,173
Debt issuance costs	—	—	(80)
Excess tax benefits from stock-based compensation arrangements	—	—	37
Net cash provided by financing activities	12,040	4,276	77,130
Effect of exchange rate changes on cash and cash equivalents	450	(150)	(82)
Net change in cash and cash equivalents	(3,778)	(18,863)	32,777
Cash and cash equivalents at beginning of period	14,566	33,429	652
Cash and cash equivalents at end of period	$10,788	$14,566	$33,429

SEASPINE HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)

Non-cash investing activities:
Property and equipment in liabilities	$925	$802	$638
Fair value of intangible assets acquired through acquisition of business (see Note 6)	$—	$8,250	$—
Fair value of contingent consideration liabilities in connection with acquisition of business (see Note 7)	$—	$7,980	$—
Non-cash financing activities:
Settlement of related-party payable to Integra net investment	$—	$—	$29,022
Debt issuance cost	$—	$—	$328
Supplemental cash flow information:
Interest paid	$373	$—	$—
Income taxes paid (refunded)	$89	$(513)	$2,982
The accompanying notes are an integral part of these consolidated financial statements.

SEASPINE HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Common Stock		Additional	Integra	Accumulated Other		Total
	Number of		Paid-In	Net	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Investment	Income (Loss)	Deficit	Equity
Balance December 31, 2014	—	$—	$—	$90,391	$893	$—	$91,284
Net loss	—	—	—	(27,583)	—	(27,949)	(55,532)
Net transfer from Integra	—	—	—	107,433	—	—	107,433
Reclassification of parent company investment in connection with spin-off	—	—	170,241	(170,241)		—	—
Foreign currency translation adjustment	—	—	—	—	498	—	498
Issuance of common stock in connection with spin-off	11,048	110	(110)	—	—	—	—
Restricted stock issued	66	1	(1)	—	—	—	—
Restricted stock forfeited	(12)	—	—	—	—	—	—
Stock-based compensation	—	—	3,619	—	—	—	3,619
Excess tax benefits from stock-based compensation	—	—	37	—	—	—	37
Balance December 31, 2015	11,102	$111	$173,786	$—	$1,391	$(27,949)	$147,339
Net loss	—	—	—	—	—	(43,212)	(43,212)
Foreign currency translation adjustment	—	—	—	—	(119)	—	(119)
Restricted stock issued	79	1	(1)	—	—	—	—
Issuance of common stock under employee stock purchase plan	90	1	690	—	—	—	691
Restricted stock forfeited	(1)	—	—	—	—	—	—
Repurchases of common stock for income tax withheld upon vesting of restricted stock awards	(12)	—	(160)	—	—	—	(160)
Stock-based compensation	—	—	6,438	—	—	—	6,438
Balance December 31, 2016	11,258	$113	$180,753	$—	$1,272	$(71,161)	$110,977
Net loss	—	—	—	—	—	(32,115)	(32,115)
Foreign currency translation adjustment	—	—	—	—	678	—	678
Restricted stock issued	253	2	968			—	970
Issuance of common stock under employee stock purchase plan	150	2	984	—	—	—	986
Issuance of common stock- NLT Spine Ltd contingent closing consideration	350	3	2,545	—	—	—	2,548
Issuance of common stock- ATM transactions	1,500	15	15,542	—	—	—	15,557
Issuance of common stock- exercise of stock options	5	—	35	—	—	—	35
Restricted stock awards forfeited	(1)	—	—	—	—	—	—
Repurchases of common stock for income tax withheld upon vesting of restricted stock	(7)	—	(50)	—	—	—	(50)
Stock-based compensation	—	—	6,067	—	—	—	6,067
Balance December 31, 2017	13,508	$135	$206,844	$—	$1,950	$(103,276)	$105,653

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

Basis of Presentation and Principles of Consolidation

The Company prepared the consolidated financial statements included in this report in accordance with accounting principles generally accepted in the U.S. (GAAP). For periods prior to the spin-off, the Company’s consolidated financial statements were prepared on a stand-alone basis and derived from Integra's consolidated financial statements and accounting records related to its orthobiologics and spinal implant business. The consolidated financial statements include certain assets and liabilities that have historically been held at the Integra level but were specifically identifiable or otherwise attributable to the Company. All significant intra-company transactions within Integra's pre-spin off orthobiologics and spinal implant business have been eliminated. All significant transactions between the Company and other businesses of Integra before the spin-off are included in these consolidated financial statements. See Note 3, “Transactions with Integra,” for further information regarding the relationships the Company has with Integra.

For periods subsequent to the spin-off, the consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities, and the reported amounts of revenues and expenses. Significant estimates affecting amounts reported or disclosed in the consolidated financial statements include allowances for doubtful accounts receivable and sales returns and other credits, net realizable value of inventories, discount rates and estimated projected cash flows used to value and test impairments of identifiable intangible and long-lived assets, depreciation and amortization periods for identifiable intangible and long-lived assets, assumptions related to the timing and probability of product launch dates, discount rates matched to the estimated timing of payments, probability of success rates, and estimated net sales for contingent considerations in business combinations, computation of taxes, valuation allowances recorded against deferred tax assets, the valuation of stock-based compensation and loss contingencies. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the current circumstances. Actual results could differ from these estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of 90 days or less at the date of purchase to be cash equivalents. Cash and cash equivalents include cash readily available in checking and money market accounts.

Fair Value of Financial Instruments

The carrying amounts of cash, cash equivalents, receivables, accounts payable, accrued expenses, and short-term debt at December 31, 2017 and 2016, are considered to approximate fair value because of the short term nature of those items.

The Company measures certain assets and liabilities in accordance with authoritative guidance which requires fair value measurements to be classified and disclosed in one of the following three categories:

SEASPINE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities.
Level 2: Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.
Level 3: Unobservable inputs are used when little or no market data is available.

The carrying amount of long-term debt outstanding at December 31, 2016 pursuant to the Company’s credit facility with Wells Fargo Bank, National Association approximated fair value as interest rates on this instrument approximated the borrowing rates currently available for debt with similar terms and maturities. This fair value measurement is categorized within Level 2 of the fair value hierarchy.

The carrying amounts of contingent consideration liabilities at December 31, 2017 and 2016 pursuant to the business combinations (see Note 6- Business Combinations) are measured at fair value on a recurring basis, and are classified within Level 3 of the fair value hierarchy because they use significant unobservable inputs.

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

At each balance sheet date, the Company evaluates inventories for excess quantities, obsolescence or shelf life expiration. This evaluation includes analysis of the Company's current and future strategic plans, historical sales levels by product, projections of future demand, the risk of technological or competitive obsolescence for products, general market conditions, a review of the shelf life expiration dates for products, as well as the feasibility of reworking or using excess or obsolete products or components in the production or assembly of other products that are not obsolete or for which there are not excess quantities in inventory. To the extent that management determines there are excess or obsolete inventory or quantities with a shelf life that is too near its expiration for the Company to reasonably expect that it can sell those products prior to their expiration, the Company adjusts the carrying value to estimated net realizable value.

The Company capitalizes inventory costs associated with certain products prior to regulatory approval, based on management’s judgment of probable economic benefit. The Company could be required to expense previously capitalized costs related to pre-approval inventory upon a change in such judgment, due to, among other potential factors, a denial or delay of approval by necessary regulatory bodies or a decision by management to discontinue the related development program. No such amounts were capitalized at December 31, 2017 or 2016.

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

SEASPINE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The cost of purchased spinal instruments which the Company consigns to hospitals and independent sales agents to support surgeries is initially capitalized as construction in progress. The amount is then reclassified to spinal instruments and sets and depreciation is initiated when instruments are put together in a newly built set with spinal implants, or directly expensed for the instruments that are used to replace damaged instruments in an existing set. The depreciation expense and direct expense for replacement instruments are recorded in selling, general and administrative expense.

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

Contingent consideration liability is recognized at the estimated fair value on the acquisition date. Subsequent changes to the fair value of contingent consideration liability are recognized in the statement of operations. Contingent consideration liability related to acquisitions consist of commercial milestone payments and contingent royalty payments, and are valued using discounted cash flow techniques. The fair value of commercial milestone payments and contingent royalty payments reflects management’s expectations of probability and amount of payment, and increases or decreases as the probability and amount of payment or expectation of timing of payment changes.

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

SEASPINE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Revenue Recognition

Net sales are derived primarily from the sale of orthobiologics and spinal implant products globally. Sales are reported net of returns, rebates, group purchasing organization fees and other customer allowances. Allowances and estimates of returns and other credits are recorded in the sales returns reserve.

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred title and risk of loss have passed to the customer, there is a fixed or determinable sales price and collectability of that sales price is reasonably assured.

In the United States, the Company generates most of its revenue by consigning its orthobiologics products and by consigning or loaning its spinal implant sets to hospitals and independent sales agents, who in turn either deliver them to hospitals for a single surgical procedure, after which they are returned to the Company, or leave them with hospitals that are high volume users for multiple procedures. The spinal implant sets typically contain the instruments, disposables, and spinal implants required to complete a surgery. The Company ships replacement inventory to independent sales agents to replace the consigned inventory used in surgeries. The Company maintains and replenishes loaned sets at its facility and returns them to a hospital or independent sales agent for the next procedure. The Company recognizes revenue on these consigned or loaned products when they have been used or implanted in a surgical procedure.

For all other sales transactions, including sales to international stocking distributors and private label partners, the Company recognizes revenue when the products are shipped to the customer or stocking distributors and the transfer of title and risk of loss occurs. There is generally no customer acceptance or other condition that prevents the Company from recognizing revenue in accordance with the delivery terms for these sales transactions.

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

Shipping and Handling Fees and Costs

Amounts billed to customers for shipping and handling are included in revenues. The related shipping and freight charges incurred by the Company are included in cost of goods sold. Shipping and handling costs of $1.6 million, $1.6 million, and $1.2 million for product shipments for loaning of spinal implants and instrumentation sets and costs incurred for internal movement of inventory were recorded in selling, general and administrative expense during the years ended December 31, 2017, 2016 and 2015, respectively.

Research and Development

Research and development costs, including salaries, stock-based compensation, depreciation, consultant and other external fees, and facility costs directly attributable to research and development activities, are expensed in the period in which they are incurred.

Stock-Based Compensation
For periods prior to the spin-off, the Company’s stock-based compensation was derived from the equity awards granted by Integra to individuals who would become the Company’s employees. Stock-based compensation expense has been allocated to the Company based on the awards and terms previously granted to its employees. As those stock-based compensation plans were Integra’s plans, the amounts have been recognized in the consolidated statements of operations. For periods after the spin-off, the Company's stock-based compensation has been recognized through the consolidated statement of operations and the Company's additional paid-in capital account on the consolidated balance sheet.

SEASPINE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company applies the authoritative guidance for stock-based compensation. This guidance requires companies to recognize the expense related to the fair value of their stock-based compensation awards. Stock-based compensation expense for stock option awards was based on the fair value on the grant date using the Black-Scholes-Merton option pricing model. The fair value of restricted stock granted prior to the spin-off was based on the Integra’s stock price at the grant date, and the fair value of restricted stock granted after the spin-off was based on the Company's stock price at the grant date. The long form method was used in the determination of the windfall tax benefit in accordance with the guidance.

The stock-based compensation is initially measured at the fair value of the awards on the grant date and is then recognized on a ratable basis in the financial statements over the requisite service period of the award. Stock-based compensation expense was $6.1 million in 2017, $6.4 million in 2016 and $4.4 million in 2015.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, which is held at major financial institutions, and trade receivables.

The Company’s products are sold on an uncollateralized basis and on credit terms based upon a credit risk assessment of each customer. A portion of the Company’s trade receivables to customers outside the United States includes sales to foreign stocking distributors, who then sell to government owned or supported healthcare systems. The ongoing economic conditions in certain European countries, especially Greece, Ireland, Italy, Portugal and Spain remain uncertain. Accounts receivable from customers in these countries are not a material amount of the Company’s overall receivables.

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

In May 2014, the Financial Accounting Standards Board (FASB) issued Update No. 2014-09, Revenue from Contracts with
Customers (Topic 606). The new standard provides a five-step approach to be applied to all contracts with customers. The new standard also requires expanded disclosure about revenue recognition. The new standard as amended by ASU 2015-14, ASU 2016-10 and ASU 2016-12, will be effective for the Company beginning on January 1, 2019, and for interim periods within annual periods beginning on January 1, 2020. The Company performed a preliminary assessment of the impact of this new standard on its consolidated financial statements. In assessing the impact, the Company has outlined all revenue streams, and has considered the five steps outlined in the standard for product sales, from which substantially all the Company's revenue is generated. The Company plans to adopt the new standard using the modified retrospective method. The Company will continue to evaluate the future impact of the new standard.

In February 2016, the FASB issued Update No. 2016-02, Leases (Topic 842). The new standard requires lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms of greater than twelve months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. The new standard must be adopted using the modified retrospective approach. The standard will be effective for the Company beginning on January 1, 2020, and interim periods within annual periods beginning on January 1, 2021, with early adoption permitted. The Company does not plan to early adopt and expects to apply the transition practical expedients allowed by the standard. Note 9 to the Consolidated Financial Statements provides details on the Company’s current lease arrangements. While the Company continues to evaluate the impact of this new standard on its consolidated financial statements, the Company currently expects the primary impact will be to record right-of-use assets and lease liabilities for existing operating leases in the consolidated balance sheets. The Company does not currently expect the adoption of this new standard to have a material impact on its consolidated results of operations or cash flows.

In August 2016, the FASB issued Update No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This new standard addresses eight specific cash flow issues related to cash receipts and cash payments

SEASPINE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Net Loss Per Share

For periods prior to the spin-off, basic and diluted net loss per share was calculated based on the approximately 11.0 million shares of SeaSpine common stock that were distributed to Integra shareholders on July 1, 2015. Basic and diluted net loss per share was calculated using the weighted-average number of shares of common stock outstanding during the period. The weighted average number of shares used to compute diluted net loss per share excludes any assumed exercise of stock options, any assumed issuance of common stock under restricted stock awards and units, and any assumed issuances under the Company's 2015 Employee Stock Purchase Plan, as the effect, in each case, would be antidilutive. Common stock equivalents of 3.3 million, 3.1 million and 2.0 million shares for the years ended December 31, 2017, 2016 and 2015, respectively, were excluded from the calculation because of their antidilutive effect.

3. TRANSACTIONS WITH INTEGRA
Related-party Transactions
Prior to the spin-off, and pursuant to certain supply agreements subsequent to the spin-off, SeaSpine purchased a portion of raw materials and finished goods from Integra for SeaSpine's Mozaik family of products, and SeaSpine contract manufactured certain finished goods for Integra.The Company's purchases of raw materials and Mozaik product finished goods from Integra for the years ended December 31, 2017, 2016 and 2015 totaled $0.6 million, $1.1 million and $6.2 million, respectively. The Company's sale of finished goods to Integra under its contract manufacturing arrangement for the years ended December 31, 2017 and 2016 totaled $0.4 million and $0.2 million, respectively, and was immaterial for the year ended December 31, 2015.
Pursuant to a transition services agreement, Integra and SeaSpine provided certain services to one another following the spin-off, and Integra and SeaSpine agreed to indemnify each other against certain liabilities arising from their respective businesses. Under this agreement, Integra provided the Company with certain support functions, including information technology, accounting and other financial functions, regulatory affairs and quality assurance, human resources and other administrative support. The Company incurred no costs under the agreement for the year ended December 31, 2017, and approximately $0.3 million and $2.8 million of costs for the years ended December 31, 2016 and 2015, respectively.
Allocated Costs
For periods prior to the spin-off, the consolidated statements of operations included direct expenses for cost of goods sold, research and development, sales and marketing, customer service, and administration as well as allocations of expenses arising from shared services and infrastructure provided by Integra to the Company, such as costs of information technology, including the costs of a multi-year global enterprise resource planning implementation, accounting and legal services, real estate and facilities management, corporate advertising, insurance and treasury services, and other corporate and infrastructure services. These allocations are included in the table below. These expenses were allocated to the Company using estimates that the Company considers to be a reasonable reflection of the utilization of services provided to or benefits received from the Company. The allocation methods include pro-rata basis of revenue, standard cost of sales or other measures. There were no

SEASPINE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

allocated costs for each of the years ended December 31, 2017 and 2016.

Year Ended December 31,
2015
(In thousands)
Cost of goods sold	$488
Selling, general and administrative	8,633
Research and development	253
Total Allocated Costs	$9,374
Included in the above amounts are certain non-cash allocated costs, including stock-based compensation. Such amounts were $0.6 million for the year ended December 31, 2015.
All significant related party transactions between SeaSpine and Integra were included in the consolidated financial statements and, prior to the spin-off, were considered to be effectively settled for cash at the time the transaction was recorded, with the exception of the purchases by SeaSpine from Integra of Mozaik raw materials and finished goods, and fees incurred pursuant to the transition services agreement for all periods presented. The total net effect of the transactions considered to be effectively settled for cash was reflected in the consolidated statement of cash flows as a financing activity.
The following table summarizes the components of the net decrease in Integra net investment for the year ended December 31, 2015. The Integra net investment was reclassified to Additional Paid-in Capital in connection with the spin-off.

Year Ended December 31,
2015
(In thousands)
Cash pooling and general financing activities (a)	$68,386
Corporate Allocations (excluding non-cash adjustments)	8,787
Total Integra net investment in financing activities within cash flow statement	77,173
Non-cash adjustments (b)	29,806
Spin-off related adjustment (c)	161
Reclassification of Integra net investment in connection with the spin-off	(170,241)
Foreign exchange impact	293
Net decrease in Integra investment	$(62,808)

(a)	Includes financing activities for capital transfers, cash sweeps and other treasury services.

(b)	Reflects allocation of non-cash charges from Integra, stock-based compensation and settlement of related-party payable to Integra net investment.

(c)
During the year ended December 31, 2015, certain spin-off related adjustments were recorded in stockholders' equity, to reflect the appropriate opening balances related to SeaSpine’s legal entities on July 1, 2015, which was the date when SeaSpine became a separate, independent, publicly-traded company.

4. DEBT AND INTEREST
Credit Agreement
In December 2015, the Company entered into a three-year credit facility with Wells Fargo Bank, National Association, which was subsequently amended in October 2016 to address the Company's acquisition of certain assets of NLT (as described in Note 6, "Business Combinations," below) (as amended, the Credit Facility). The Credit Facility provides an asset-backed revolving line of credit of up to $30.0 million in borrowing capacity with a maturity date of December 24, 2018, which maturity date is subject to a one-time, one-year extension at the Company's election. In connection with the Credit Facility, the Company was required to become a guarantor and to provide a security interest in substantially all its assets for the benefit of the counterparty.

Borrowings under the Credit Facility accrue interest at the rate then applicable to base rate loans (as customarily defined), unless and until converted into LIBOR rate loans (as customarily defined) in accordance with the terms of the Credit Facility. Borrowings bear interest at a floating annual rate equal to (a) during any month for which the Company's average excess availability (as

SEASPINE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

In September 2016, the Company borrowed $3.3 million under the Credit Facility. The Company elected to have the LIBOR rate apply to the amount borrowed with an interest period of six months commencing on September 28, 2016, which was further extended for another interest period of six months commencing on March 28, 2017. During the year ended December 31, 2017, the Company paid off the entire amount borrowed plus accrued interest, totaling $4.1 million. There were no amounts outstanding under the Credit Facility at December 31, 2017, and $3.8 million outstanding at December 31, 2016. At December 31, 2017, the Company had $20.5 million of current borrowing capacity thereunder. Debt issuance costs and legal fees related to the Credit Facility totaling $0.4 million were recorded as a deferred asset and are being amortized ratably over the term of the arrangement.

The Credit Facility contains various customary affirmative and negative covenants, including prohibiting the Company from incurring indebtedness without the lender’s consent. The Credit Facility also includes a financial covenant, that requires the Company to maintain a minimum fixed charge coverage ratio of 1.10 to 1.00 for the applicable measurement period, if the Company's Total Liquidity (as defined in the Credit Facility) is less than $5.0 million. The Company was in compliance with all applicable covenants at December 31, 2017.

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

Insurance Premium Finance Agreements

In July 2016, the Company entered into two insurance premium finance agreements (the Finance Agreements) with First Insurance Funding Corporation and AFCO Acceptance Corporation (the Lenders), under which the Lenders agreed to pay premiums, taxes and fees to insurance companies on the Company's behalf for various insurance policies. The Company financed an aggregate of $1.2 million under the Finance Agreements with annual interest rates between 2% and 4%. The Company recorded the total amounts due to the Lenders as short-term debt on the balance sheet. At June 30, 2017, the financed amount plus accrued interest was paid off and no amounts were outstanding under the Finance Agreements, and no additional amounts have been financed under the Finance Agreements since then. There were no amounts outstanding under the Finance Agreements at December 31, 2017, and $0.4 million outstanding at December 31, 2016.
5. BALANCE SHEET DETAILS

Inventories. Inventories consisted of the following:

	December 31, 2017	December 31, 2016
	(In thousands)
Finished goods	$31,008	$30,922
Work in process	6,909	10,554
Raw materials	3,804	3,823
	$41,721	$45,299

SEASPINE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Property, Plant and Equipment. Property, plant and equipment, net and corresponding useful lives were as follows:

	December 31, 2017	December 31, 2016	Useful Lives
	(In thousands)
Leasehold improvement	$5,312	$5,003	Lease term
Machinery and production equipment	7,030	6,826	3-10 years
Spinal instruments and sets	20,340	26,618	5 years
Information systems and hardware	7,375	6,918	3-7 years
Furniture and fixtures	991	1,058	3-5 years
Construction in progress	8,136	7,828
Total	49,184	54,251
Less accumulated depreciation and amortization	(27,121)	(32,388)
Property, plant and equipment, net	$22,063	$21,863

The balance of construction in progress as of December 31, 2017 and 2016 consists primarily of spinal instruments that are not yet placed into service.

Depreciation and amortization expenses totaled $4.1 million, $4.5 million and $4.5 million for the years ended December 31, 2017, 2016, and 2015, respectively, and included $0.8 million, $1.2 million and $0.3 million expenses that were presented within cost of goods sold for 2017, 2016 and 2015, respectively. The cost of purchased instruments used to replace damaged instruments in existing sets and recorded directly to the instrument replacement expense totaled $1.8 million, $1.4 million and $1.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.

For the years ended December 31, 2016 and 2015, the Company recorded impairment charges totaling $0.9 million and $0.2 million, respectively, against spinal instruments that are no longer expected to be placed into service. No impairment charges against spinal instruments were recorded for the year ended December 31, 2017.

Identifiable Intangible Assets. The components of the Company’s identifiable intangible assets were as follows:

	December 31, 2017
	Weighted Average Life	Cost	Accumulated Amortization	Net
		(In thousands)
Product technology	12 years	$40,769	$(25,827)	$14,942
Customer relationships	12 years	56,830	(36,565)	20,265
Trademarks/brand names	—	300	(300)	—
		$97,899	$(62,692)	$35,207

	December 31, 2016
	Weighted Average Life	Cost	Accumulated Amortization	Net
		(In thousands)
Product technology	12 years	$40,569	$(22,218)	$18,351
Customer relationships	12 years	56,830	(33,396)	23,434
Trademarks/brand names	—	300	(300)	—
		$97,699	$(55,914)	$41,785
Annual amortization expense (including amounts reported in cost of goods sold) is expected to be approximately, $6.5 million in 2018, $5.8 million in 2019, $4.9 million in 2020, $4.9 million in 2021, and $4.8 million in 2022. Amortization expense totaled $6.8 million, $7.2 million and $8.0 million for the years ended December 31, 2017, 2016 and 2015, respectively, and included $3.6 million, $2.9 million, and $2.7 million, respectively, of amortization of product technology intangible assets that was presented within cost of goods sold.

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

The unaudited pro forma financial information set forth below assumes that the NLT purchased assets had been acquired on January 1, 2015. The unaudited pro forma financial information includes the effect of estimated amortization charges for acquired intangible

SEASPINE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

assets of $0.9 million for each of the years ended December 31, 2016 and 2015, the estimated research and development expenses for the purchased assets of $1.1 million for each of the years ended December 31, 2016 and 2015, and excludes the non-recurring acquisition costs of $0.5 million for the year ended December 31, 2016. There was no adjustment to the total revenues. The unaudited pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the periods presented.

The actual amortization charges for acquired intangible assets and research and development expenses for the purchased assets are included in the consolidated statement of operations for the year ended December 31, 2017, and therefore no adjustment was made to such statement.

	Year Ended December 31,
	2016	2015
(In thousands, except per share data)
Operating loss	$(45,063)	$(54,196)
Net loss	(44,775)	(57,552)
Net loss per share, basic and diluted	$(3.99)	$(5.17)
Weighted average shares used to compute basic and diluted net loss per share	11,222	11,139

SEASPINE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. FAIR VALUE MEASUREMENTS

The fair values of the Company’s assets and liabilities, including contingent consideration liabilities, are measured at fair value on a recurring basis, and are determined under the fair value categories as follows (in thousands):

	Total	Quoted Price in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2017:
Contingent consideration liabilities- current	$207	$—	$—	$207
Contingent consideration liabilities- non-current	4,228	—	—	4,228
Total contingent consideration	$4,435	$—	$—	$4,435

	Total	Quoted Price in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2016:
Contingent consideration liabilities- current	$2,855	$—	$—	$2,855
Contingent consideration liabilities- non-current	5,125	—	—	5,125
Total contingent consideration	$7,980	$—	$—	$7,980

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

The following table sets forth the changes in the estimated fair value of the Company’s liabilities measured on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2017 and 2016. The gain from change in fair value of contingent closing consideration is the difference between the fair value of shares expected to be issued to NLT based on assumptions as of December 31, 2016, including the forecasted issuance date and stock price and the fair value of the shares actually issued to NLT on January 31, 2017. The gain from change in fair value of contingent milestone and royalty payments resulted from updated estimated timing of payments, probability of success rates, the passage of time, updated discount rates matched to the estimated timing of payments, actual net sales of certain products for the year ended December 31, 2017, and lower estimated net sales for future royalty payment periods.

A change in estimated timing of payments, probability of success rates, or estimated net sales for future royalty payment periods would be expected to have a material impact on the fair value of contingent milestone and royalty payments.

	Year Ended December 31,
	2017	2016
	(in thousands)
Beginning Balance as of January 1	$7,980	$—
Contingent consideration liabilities assumed (settled)	(2,570)	8,250
Gain from change in fair value of contingent closing consideration recorded in other income	(112)	(270)
Gain from change in fair value of contingent milestone and royalty payments recorded in selling, general and administrative expenses	(863)	—
Ending Balance as of December 31	$4,435	$7,980

8. EQUITY AND STOCK-BASED COMPENSATION

Common Stock

On January 31, 2017, the Company issued 350,000 shares of common stock to NLT as the settlement of contingent closing consideration pursuant to the terms of the asset purchase agreement entered into with NLT in August 2016. The total fair value of such shares was $2.5 million at issuance. See Note 6, "Business Combinations" above.

SEASPINE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In August 2016, the Company entered into an equity distribution agreement (Distribution Agreement) with Piper Jaffray & Co. (Piper Jaffray), pursuant to which the Company may offer and sell shares of its common stock in “at the market” (ATM) offerings (as defined in Rule 415 of the Securities Act of 1933, as amended) having an aggregate offering price up to $25.0 million in gross proceeds from time to time through Piper Jaffray acting as sales agent. The shares offered and sold under the Distribution Agreement are covered by a registration statement on Form S-3 that was declared effective on August 24, 2016. Under the Distribution Agreement, the Company sold 1,500,000 shares of common stock at an average price per share of $10.78 and received net proceeds of approximately $15.6 million (net of $0.6 million of offering costs) during the year ended December 31, 2017. The Company intends to use the net proceeds for general corporate purposes, including paying down outstanding borrowings under the Credit Facility, sales and marketing expenditures aimed at growing its business, and research and development expenditures focused on product development.

Subsequent to December 31, 2017, the Company sold an additional 882,332 shares of common stock at an average price per share of $10.00 and received net proceeds of approximately $8.6 million (net of $0.2 million offering costs), which consumed the remaining capacity under the Distribution Agreement.

Equity Award Plans

Stock-based compensation expense, all related to employees and non-employee directors, was recognized as follows:

	December 31
	2017	2016	2015
	(In Thousands)
Selling, general and administrative	$5,136	$5,378	$3,993
Research and development	790	783	242
Cost of goods sold	141	277	168
Total stock-based compensation expense	6,067	6,438	4,403
Total estimated tax benefit related to stock-based compensation expense	—	—	37
Net effect on net income	$6,067	$6,438	$4,366

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
In May 2015, the Company adopted the 2015 Incentive Award Plan, which was subsequently amended and restated with approval of the Company's stockholders (as amended and restated, the 2015 Plan). Under the 2015 Plan, the Company can grant its employees, non-employee directors and consultants incentive stock options and non-qualified stock options, restricted stock, performance stock, dividend equivalent rights, stock appreciation rights, stock payment awards and other incentive awards. The Company may issue up to 3,786,643 shares of its common stock in respect of awards granted under the 2015 Plan. As of December 31, 2017, there were 346,604 shares available to grant under the 2015 Plan.

In 2016, the Company established the 2016 Employment Inducement Incentive Award Plan (the 2016 Plan). The plan is a broad-based incentive plan which allows for the issuance of stock-based awards, including non-qualified stock options, restricted stock awards, performance awards, restricted stock unit awards and stock appreciation rights, to any prospective officer or other employee who has not previously been an employee or director of SeaSpine or an affiliate or who is commencing employment with SeaSpine or an affiliate following a bona-fide period of non-employment by SeaSpine or an affiliate. An aggregate of 1,000,000 shares are reserved for issuance under the 2016 Plan. The Company has not awarded any shares under the 2016 Plan as of December 31, 2017.

Restricted Stock Awards and Restricted Stock Units
The Company expenses the fair value of restricted stock awards and of restricted stock units on an accelerated basis over the vesting period or requisite service period, whichever is shorter. Stock-based compensation expense related to restricted stock awards and to restricted stock units includes an estimate for forfeitures. The expected forfeiture rate of all equity-based compensation is based on historical experience of pre-vesting forfeitures on awards by each homogenous group of shareowners. For awards granted to non-executive employees, the forfeiture rate is estimated to be 15%, 12% and 10% annually for the years ended

SEASPINE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2017, 2016 and 2015, respectively. There is no forfeiture rate applied to awards granted to non-employee directors or executive employees because their pre-vesting forfeitures are anticipated to be highly unlikely. As individual awards become fully vested, stock-based compensation expense is adjusted to recognize actual forfeitures.

The following table summarizes restricted stock awards and restricted stock units granted to SeaSpine employees and non-employee directors during the year ended December 31, 2017:

	Restricted Stock Awards and Units
	Shares (In thousands)	Weighted Average Grant Date Fair Value Per Share
Unvested, January 1, 2017	65	$9.87
Granted	927	7.89
Cancellations	(14)	7.97
Released/Vested	(253)	8.57
Unvested, December 31, 2017	725	$7.82

The weighted average grant date fair value of restricted stock awards and units granted during the years ended December 31, 2017, 2016 and 2015 was $7.89, $9.89 and $12.81, respectively. The total fair value of shares vested in 2017, 2016 and 2015 was $2.2 million, $0.7 million, and $1.1 million, respectively.

The Company recognized $3.8 million, $0.9 million and $0.3 million in expense related to restricted stock awards and restricted stock units for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, there was approximately $2.3 million of total unrecognized compensation expense related to the unvested portions of these awards. This cost is expected to be recognized over a weighted-average period of approximately 1.4 years.

Stock Options

Stock option grants to employees generally have a requisite service period of four years, and stock option grants to non-employee directors generally have a requisite service period of one year. Both are subject to graded vesting. The Company records stock-based compensation expense associated with stock options on an accelerated basis over the various vesting periods within each grant and based on their fair value at the date of grant using the Black-Scholes-Merton option pricing model. The following weighted-average assumptions were used in the calculation of fair value for options grants for the years ended December 31, 2017, 2016 and 2015:

	December 31
	2017	2016	2015
Expected dividend yield	0%	0%	0%
Risk-free interest rate	2.0%	1.3%	1.6%
Expected volatility	35.7%	38.2%	38.2%
Expected term (in years)	5.1	4.9	5.1

The Company considered that it has never paid, and does not currently intend to pay, cash dividends. The risk-free interest rates are derived from the U.S. Treasury yield curve in effect on the date of grant for instruments with a remaining term similar to the expected term of the options. Due to the Company’s limited historical data, the expected volatility is calculated based upon the historical volatility of comparable companies in the medical device industry whose share prices are publicly available for a sufficient period of time. The expected term of "plain vanilla" options is calculated using the simplified method as prescribed by accounting guidance for stock-based compensation. A "plain vanilla" option is an option with the following characteristics: (1) the option is granted at-the-money; (2) exercisability is conditional only on satisfaction of a service condition through the vesting date; (3) employees who terminate their service prior to vesting forfeit the option; (4) employees who terminate their service after vesting are granted limited time to exercise their options; and (5) the option is nontransferable and non-hedgeable. The expected term of any other option is based on disclosures from similar companies with similar grants. In addition, the Company applies an expected forfeiture rate when amortizing stock-based compensation expense. The expected forfeiture rate of options is based on historical experience of pre-vesting forfeitures on awards by each homogenous group of shareowners. The forfeiture rate of options granted to non-executive employees is estimated to be 15%, 12% and 10% annually for the years ended December 31, 2017, 2016 and

SEASPINE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2015, respectively. There is no forfeiture rate applied for non-employee directors and executive employees as their pre-vesting forfeitures are anticipated to be highly unlikely. As individual grant awards become fully vested, stock-based compensation expense is adjusted to recognize actual forfeitures.

A summary of the options granted during the year ended December 31, 2017 and the total number of options outstanding as of that date and changes since January 1, 2017 are set forth below:

	Number of Shares Outstanding (In thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding, January 1, 2017	2,732	$14.43	6.71	$37
Granted	22	$7.56	—	—
Exercised	(5)	$6.92	—	—
Forfeited	(187)	$12.68	—	—
Outstanding, December 31, 2017	2,560	$14.51	5.96	$238
Vested or expected to vest, December 31, 2017	2,525	$14.54	5.96	$217
Exercisable, December 31, 2017	1,744	$14.55	5.98	$136

The weighted average grant date fair value of options granted during the years ended December 31, 2017, 2016 and 2015 was $2.63, $3.00 and $5.57, respectively. The total fair value of shares vested in 2017, 2016 and 2015 was $2.2 million, $4.8 million, and $0.7 million, respectively.

The Company recognized $1.7 million, $5.0 million and $4.4 million in expense related to stock options for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, there was approximately $0.9 million of total unrecognized compensation expense related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 1.0 years.
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

The ESPP authorizes the issuance of up to 400,000 shares of common stock pursuant to purchase rights granted to employees. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended (the IRC). The first offering period under the ESPP commenced on January 1, 2016 and will end on December 31, 2017. However, the ESPP contains a restart feature, such that if the market price of the stock at the end of any six-month purchase period is lower than the market price at the original grant date of an offering period, that offering period will terminate after that purchase date, and a new two-year offering period will commence on the January 1 or July 1 immediately following the date the original offering period terminated. This restart feature was first triggered on the purchase date that occurred on June 30, 2016, such that the offering period that commenced on January 1, 2016 was terminated, and a new two-year offering period commenced on July 1, 2016. This restart feature was triggered again on the purchase date that occurred on December 31, 2016, such that the offering period that commenced on July 1, 2016 was terminated, and a new two-year offering period commenced on January 1, 2017 and will end on December 31, 2018. The Company applied share-based payment modification accounting to the awards that were initially valued at the grant date to determine the amount of any incremental fair value associated with the modified awards. The impact to stock-based compensation expense for modifications during the year ended December 31, 2017, was immaterial.

SEASPINE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

During the years ended December 31, 2017 and 2016, there were 150,020 and 89,857 shares of common stock, respectively, purchased under the ESPP. The Company recognized $0.6 million and $0.5 million in expense related to the ESPP for the years ended December 31, 2017 and 2016, respectively.

The Company estimates the fair value of shares issued to employees under the ESPP using the Black-Scholes-Merton option-pricing model. The following weighted average assumptions were used in the calculation of fair value of shares under the ESPP at the grant date for the years ended December 31, 2017 and 2016, respectively:

	December 31
	2017	2016
Expected dividend yield	0%	0%
Risk-free interest rate	1.0%	0.6%
Expected volatility	28.1%	30.5%
Expected term (in years)	1.2	1.2

9. LEASE

The Company leases administrative, manufacturing, research, and distribution facilities and various manufacturing, office and transportation equipment through operating lease agreements. During the year ended December 31, 2017, the Company entered into two lease agreements: one for an office located in Wayne, Pennsylvania, where the Company designs spinal implants and which facilitates the Company's interactions with customers in the Eastern United States, and another for an office located in Lyon, France, which serves as the Company's international sales and marketing office. The terms of these two lease agreements are through June 2022 and February 2026, respectively, and both have an average annual cost of less than $0.1 million.

Future minimum lease payments under the Company's operating leases at December 31, 2017 are as follows:

Payments Due by Calendar Year
(In thousands)
2018	$2,083
2019	2,130
2020	2,187
2021	2,221
2022	2,242
Thereafter	6,236
Total minimum lease payments	$17,099

Total lease expense for the years ended December 31, 2017, 2016, and 2015 was $2.2 million, $3.1 million and $2.5 million, respectively.
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

Income Tax Provision (Benefit)

Income (loss) before income taxes consisted of the following:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
United States operations	$(34,886)	$(44,072)	$(51,305)
Foreign operations	2,653	308	(1,748)
	$(32,233)	$(43,764)	$(53,053)

A reconciliation of the U.S. federal statutory rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2017	2016	2015
Federal statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal tax benefit	4.1%	2.1%	0.1%
Foreign operations	(0.2)%	(3.2)%	(0.7)%
Changes in valuation allowances	43.2%	(33.1)%	(16.7)%
Pre-Spin losses with no tax benefit	—%	—%	(22.7)%
Uncertain tax positions	0.3%	0.2%	—%
Research and development credit	0.2%	0.2%	—%
Return to provision	—%	0.9%	—%
Domestic manufacturing deduction	—%	—%	0.5%
Other	0.8%	(0.8)%	(0.2)%
Change in rate resulting from the 2017 Tax Act	(83.0)%	—%	—%
Effective tax rate	0.4%	1.3%	(4.7)%

SEASPINE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The provision/(benefit) for income taxes consisted of the following:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Current:
Federal	$(102)	$(532)	$2,655
State	20	(51)	106
Foreign	42	41	—
Total current	$(40)	$(542)	$2,761
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	(78)	(10)	(282)
Total deferred	$(78)	$(10)	$(282)
Provision (benefit) for income taxes	$(118)	$(552)	$2,479
The income tax effects of significant temporary differences that give rise to deferred tax assets and liabilities, shown before jurisdictional netting, are presented below:

	Year Ended December 31,
	2017	2016
	(In thousands)
Deferred tax assets:
Doubtful accounts	$116	$184
Inventory related items	8,976	13,163
Tax credits	158	83
Accrued vacation	348	498
Accrued bonus	815	812
Stock compensation	3,129	3,329
Net operating loss carryforwards	22,175	19,955
Intangible and fixed assets	12,054	22,910
Other	686	923
Total deferred tax assets	48,457	61,857
Less valuation allowance	(47,433)	(61,118)
Deferred tax assets after valuation allowance	$1,024	$739
Deferred tax liabilities:
Other	469	246
Total deferred tax liabilities	$469	$246
Net deferred tax assets	$555	$493

The Tax Cuts and Jobs Act (the 2017 Tax Act) was enacted on December 22, 2017. The 2017 Tax Act reduces the U.S federal corporate tax rate from 35% to 21%. Accordingly, the Company has modified the value of the deferred tax assets and liabilities including the net operating loss carryover at December 31, 2017. Prior to enactment of the new tax reform, the Company had total net deferred tax assets of $74.1 million before valuation allowance at December 31, 2017. Taking the new tax reform into consideration, the Company's total net deferred tax assets were $48.0 million before valuation allowance at December 31, 2017.

The Company is not subject to the new transition tax on accumulated foreign earnings enacted by the 2017 Tax Act since the foreign operations have been included in US tax filings pursuant to an election to disregard these entities for federal income tax purposes.

SEASPINE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

At December 31, 2017, the Company had net operating loss carryforwards of $88.3 million for federal and state income tax purposes. The Company also had foreign net operating loss carryforwards of $2.7 million. These tax loss carryforwards begin to expire in 2018 and 2027 for foreign and federal and state income tax, respectively, and will expire through 2037. The tax benefit recorded for net operating losses, net of valuation allowance, was less than $0.1 million which relates only to foreign net operating losses.

At December 31, 2016, the Company had net operating loss carryforwards of $51.4 million for federal and state income tax purposes. The Company also had foreign net operating loss carryforwards of $3.0 million. These tax loss carryforwards began to expire in 2016 and 2027 for foreign and federal and state income tax, respectively, and will expire through 2035. The tax benefit recorded for net operating losses, net of valuation allowance, was less than $0.1 million which relates only to foreign net operating losses.

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

A reconciliation of the Company’s uncertain tax benefits is as follows:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Balance, beginning of year	$305	$298	$113
Gross increases:
Prior years’ tax positions	5	7	90
Additions to tax positions in prior years due to spin-off	—	—	185
Current year tax positions	74	107	—
Gross decreases:
Settlements	—	—	—
Statute of limitations lapses	(107)	(107)	(90)
Balance, end of year	$277	$305	$298

Approximately $0.3 million of the balance at December 31, 2017 relates to uncertain tax positions that, if recognized, would affect the annual effective tax rate. There is $0.1 million related to tax positions for which it is reasonably possible that the total amounts could be reduced during the twelve months following December 31, 2017, as a result of expiring statutes of limitations.

The Company recognizes interest and penalties relating to uncertain tax positions in income tax expense. The amounts recorded in 2017, 2016 and 2015 were not significant.

The Company files income tax returns as prescribed by tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state, local and foreign jurisdictions where applicable based on the statute of limitations that apply in each jurisdiction. The Company has no open tax audits with any taxing authority as of December 31, 2017.

SEASPINE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Revenue, net consisted of the following:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Orthobiologics	$69,128	$66,240	$67,258
Spinal implants	62,686	62,620	65,920
Total Revenue, net	$131,814	$128,860	$133,178

The Company attributes revenues to geographic areas based on the location of the customer. Total revenue by major geographic area consisted of the following:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
United States	$118,405	$116,800	$120,259
International	13,409	12,060	12,919
Total Revenue, net	$131,814	$128,860	$133,178

13. EMPLOYEE BENEFIT PLAN

The Company has a defined contribution savings plan under section 401(k) of the IRC. The plan covers substantially all employees. The Company matches employee contributions made to the plan according to a specified formula. The Company’s matching contributions totaled approximately $0.6 million, $0.6 million and $0.5 million for the years ended 2017, 2016 and 2015, respectively.

SEASPINE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. SELECTED QUARTERLY INFORMATION - UNAUDITED

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Total revenue, net:
2017	$31,894	$34,196	$31,742	$33,982
2016	31,399	33,201	31,741	32,519
Gross profit:
2017	$18,722	$20,202	$19,566	$21,498
2016	17,116	19,271	17,860	19,069
Net loss:
2017	$(9,103)	$(8,043)	$(7,462)	$(7,507)
2016	(12,007)	(11,983)	(9,454)	(9,768)
Basic/diluted net loss per common share(1):
2017	$(0.79)	$(0.68)	$(0.58)	$(0.56)
2016	(1.08)	(1.07)	(0.84)	(0.87)
(1) Per common share amounts for the quarters and full years have been calculated separately. Accordingly, quarterly amounts do not necessarily add to the annual amount because of differences in the weighted average common shares outstanding during each period principally due to the effect of the Company’s issuing or canceled shares of its common stock during the year.

SEASPINE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15. SUBSEQUENT EVENT

In February 2018, the Company's board of directors approved a second amendment to the 2015 Plan, pursuant to which the share reserve was increased by 350,000 shares over the current share reserve under the 2015 Plan. Such amendment is subject to the Company obtaining the requisite stockholder approval.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Additions/Deductions	Balance at End of Period
Description
	(In thousands)
Year ended December 31, 2017:
Allowance for doubtful accounts and sales returns and other credits	$483	$47	$—	$(64)	$466
Deferred tax asset valuation allowance	61,118	(13,685)	—	—	47,433
Year ended December 31, 2016:
Allowance for doubtful accounts and sales returns and other credits	$764	$(207)	$—	$(74)	$483
Deferred tax asset valuation allowance	46,638	14,480	—	—	61,118
Year ended December 31, 2015:
Allowance for doubtful accounts and sales returns and other credits	$558	$55	$—	$151	$764
Deferred tax asset valuation allowance	83,457	(36,819)	—	—	46,638