Form 10-K/A
period 2017-12-31
SeaSpine Holdings Corp
filed 2018-03-06
CIK 1637761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K/A
Amendment No.1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of SeaSpine Holdings Corporation for the fiscal year ended December 31, 2017, as filed with the Securities and Exchange Commission on March 2, 2018 (the “Original Filing”). The Consent of Independent Registered Public Accounting Firm filed as Exhibit 23.1 to the Original Filing (the "Auditor Consent") inadvertently omitted the name and conformed signature of the auditor, RSM US LLP. A signed copy of the Auditor Consent had been provided by RSM US LLP, but the conformed signature line was inadvertently omitted from the Auditor Consent when the Original Filing was filed. This Amendment is being filed solely to provide the Auditor Consent with the conformed signature of RSM US LLP.

In accordance with Rule 12b-15 of the Securities Exchange Act of 1934, as amended, this Amendment includes new certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, as amended, dated as of the filing date of this Amendment.

No other changes were made to the Original Filing.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

3. Exhibits required to be filed by Item 601 of Regulation S-K.

EXHIBIT INDEX
Incorporated by Reference
Exhibit No.	Description	Filed or Furnished Herewith	Form	File/Film No.	Date Filed
2.1(a)*#	Asset Purchase Agreement among SeaSpine Holdings Corporation, N.L.T Spine Ltd. and NLT Spine, Inc., dated August 17, 2016		Form 10-Q	001-36905-161987764	11/10/2016

2.1(b)	Amendment to the Asset Purchase Agreement among SeaSpine Holdings Corporation, N.L.T Spine Ltd. and NLT Spine, Inc., dated September 26, 2016		Form 10-Q	001-36905-161987764	11/10/2016

2.1(c)	Amendment No. 2 to Asset Purchase Agreement among SeaSpine Holdings Corporation, N.L.T Spine Ltd. and NLT Spine, Inc., dated January 31, 2017		Form 10-K	001-36905-17665133	3/3/2017

2.2#	Separation and Distribution Agreement between Integra LifeSciences Holdings Corporation and SeaSpine Holdings Corporation, dated as of June 30, 2015		Form 8-K	001-36905-15966132	7/1/2015

3.1	Amended and Restated Certificate of Incorporation of SeaSpine Holdings Corporation		Form 8-K	001-36905-15966132	7/1/2015

3.2	Amended and Restated Bylaws of SeaSpine Holdings Corporation		Form 8-K	001-36905-15966132	7/1/2015

4.1	Form of Common Stock Certificate of SeaSpine Holdings Corporation		Form 10	001-36905-15904590	6/1/2015

4.2	Form of Indenture		Form S-3	333-213089-161825462	8/11/2016

10.1	Transition Services Agreement between Integra LifeSciences Holdings Corporation and SeaSpine Holdings Corporation, dated as of July 1, 2015		Form 8-K	001-36905-15966132	7/1/2015

10.2	Tax Matters Agreement between Integra LifeSciences Holdings Corporation and SeaSpine Holdings Corporation, dated as of July 1, 2015		Form 8-K	001-36905-15966132	7/1/2015

10.3	Employee Matters Agreement between Integra LifeSciences Holdings Corporation and SeaSpine Holdings Corporation, dated as of July 1, 2015	Form 8-K	001-36905-15966132	7/1/2015

10.4	Microfibrillar Collagen Supply Agreement between Integra LifeSciences Holdings Corporation and SeaSpine Holdings Corporation, dated as of July 1, 2015	Form 8-K	001-36905-15966132	7/1/2015

10.5	Collagen Ceramic Supply Agreement between Integra LifeSciences Holdings Corporation and SeaSpine Holdings Corporation, dated as of July 1, 2015	Form 8-K	001-36905-15966132	7/1/2015

10.6	Demineralized Bone Matrix and Collagen Ceramic Products Supply Agreement between Integra LifeSciences Holdings Corporation and SeaSpine Holdings Corporation, dated as of July 1, 2015	Form 8-K	001-36905-15966132	7/1/2015

10.7**	Brian Baker Letter Agreement, dated February 25, 2015	Form 8-K	001-36905-15966132	7/1/2015

10.8**	Form of Indemnification Agreement entered into between SeaSpine Holdings Corporation and each of its directors and executive officers	Form 10	001-36905-15904590	6/1/2015

10.9**	SeaSpine Holdings Corporation 2015 Employee Stock Purchase Plan	Form 10	001-36905-15904590	6/1/2015

10.10**	Employment Agreement, by and between SeaSpine Holdings Corporation, SeaSpine Orthopedics Corporation and Keith Valentine, dated April 28, 2015	Form 10	001-36905-15904590	6/1/2015

10.11**	John Bostjancic Letter Agreement, dated March 30, 2015	Form 10	001-36905-15904590	6/1/2015

10.12**	John Winge Letter Agreement, dated January 22, 2015	Form 10	001-36905-15904590	6/1/2015

10.13(a)	Amended and Restated Lease between Salma Jason Monica Limited Partnership and SeaSpine, Inc., dated as of May 23, 2011 for property at 2384 La Miranda, Vista, CA	Form 10	001-36905-15904590	6/1/2015

10.13(b)	Amended and Restated Lease between Salma Jason Monica Limited Partnership and SeaSpine, Inc., dated as of May 23, 2011 for property at 2302 La Miranda, Vista, CA	Form 10	001-36905-15904590	6/1/2015

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
			Form 10-K	001-36905-18663242	3/2/2018

10.23**	Patrick Keran Letter Agreement, dated October 1, 2015		Form 10-Q	001-36905-17818719	5/5/2017

21.1	Subsidiaries of the Registrant		Form 10-K	001-36905-161510399	3/16/2016

23.1	Consent of RSM US LLP, Independent Registered Public Accounting Firm	X

23.2	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm		Form 10-K	001-36905-18663242	3/2/2018

24.1	Power of Attorney (included on the signatures page)		Form 10-K	001-36905-18663242	3/2/2018

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1***	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2***	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

†101.INS	XBRL Instance Document		Form 10-K	001-36905-18663242	3/2/2018

†101.SCH	XBRL Taxonomy Extension Schema Document		Form 10-K	001-36905-18663242	3/2/2018

†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document		Form 10-K	001-36905-18663242	3/2/2018

†101.DEF	XBRL Definition Linkbase Document		Form 10-K	001-36905-18663242	3/2/2018

†101.LAB	XBRL Taxonomy Extension Labels Linkbase Document		Form 10-K	001-36905-18663242	3/2/2018

†101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document		Form 10-K	001-36905-18663242	3/2/2018

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned thereunto duly authorized.

SEASPINE HOLDINGS CORPORATION

Date:	March 6, 2018	/s/ Keith C. Valentine
Keith C. Valentine
President and Chief Executive Officer