Form 10-Q
period 2018-05-03
SeaSpine Holdings Corp
filed 2018-05-03
CIK 1637761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018
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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of April 30, 2018 was 14,536,314.

SEASPINE HOLDINGS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SEASPINE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2018	2017
Total revenue, net	$33,175	$31,894
Cost of goods sold	12,179	13,172
Gross profit	20,996	18,722
Operating expenses:
Selling, general and administrative	24,467	23,970
Research and development	2,789	3,050
Intangible amortization	792	792
Total operating expenses	28,048	27,812
Operating loss	(7,052)	(9,090)
Other income (expense), net	20	(13)
Loss before income taxes	(7,032)	(9,103)
Provision for income taxes	73	—
Net loss	$(7,105)	$(9,103)
Net loss per share, basic and diluted	$(0.50)	$(0.79)
Weighted average shares used to compute basic and diluted net loss per share	14,085	11,586

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEASPINE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2018	2017
Net loss	$(7,105)	$(9,103)
Other comprehensive income
Foreign currency translation adjustments	240	81
Comprehensive loss	$(6,865)	$(9,022)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEASPINE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except par value data)

	March 31, 2018	December 31, 2017

ASSETS
Current assets:
Cash and cash equivalents	$12,470	$10,788
Trade accounts receivable, net of allowances of $492 and $466	20,639	21,872
Inventories	43,285	41,721
Prepaid expenses and other current assets	1,779	2,037
Total current assets	78,173	76,418
Property, plant and equipment, net	21,674	22,063
Intangible assets, net	33,583	35,207
Other assets	720	786
Total assets	$134,150	$134,474
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable, trade	7,700	7,385
Accrued compensation	4,145	5,833
Accrued commissions	4,514	5,793
Contingent consideration liabilities	897	207
Other accrued expenses and current liabilities	4,189	3,939
Total current liabilities	21,445	23,157
Contingent consideration liabilities	3,573	4,228
Other liabilities	1,507	1,436
Total liabilities	26,525	28,821

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value; 15,000 authorized; no shares issued and outstanding at March 31, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value; 60,000 authorized; 14,535 and 13,508 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	146	135
Additional paid-in capital	215,670	206,844
Accumulated other comprehensive income	2,190	1,950
Accumulated deficit	(110,381)	(103,276)
Total stockholders' equity	107,625	105,653
Total liabilities and stockholders' equity	$134,150	$134,474

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEASPINE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2018	2017
OPERATING ACTIVITIES:
Net loss	$(7,105)	$(9,103)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,643	2,715
Instrument replacement expense	345	494
Provision for excess and obsolete inventories	663	1,091
Amortization of debt issuance costs	35	35
Deferred income tax provision	44	18
Stock-based compensation	835	1,226
Loss from change in fair value of contingent consideration liabilities	74	185
Changes in assets and liabilities:
Accounts receivable	1,255	1,623
Inventories	(1,928)	1,651
Prepaid expenses and other current assets	260	(491)
Other non-current assets	—	(20)
Accounts payable	754	(870)
Accrued commissions	(1,278)	435
Other accrued expenses and current liabilities	(1,417)	599
Other non-current liabilities	174	60
Net cash used in operating activities	(4,646)	(352)
INVESTING ACTIVITIES:
Purchases of property and equipment	(1,691)	(902)
Additions to technology assets	—	(200)
Net cash used in investing activities	(1,691)	(1,102)
FINANCING ACTIVITIES:
Repayments of short-term debt	—	(378)
Proceeds from issuance of common stock, net of offering costs- ATM transactions	8,514	—
Repurchases of common stock for income tax withheld upon vesting of restricted stock awards and restricted stock units	(512)	(45)
Payment of contingent consideration liabilities in connection with acquisition of business	(39)	—
Net cash provided by (used in) financing activities	7,963	(423)
Effect of exchange rate changes on cash and cash equivalents	56	37
Net change in cash and cash equivalents	1,682	(1,840)
Cash and cash equivalents at beginning of period	10,788	14,566
Cash and cash equivalents at end of period	$12,470	$12,726
Non-cash investing activities:
Property and equipment in liabilities	$459	$1,032
Settlement of contingent closing consideration liabilities in connection with acquisition of business	$—	$2,548

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEASPINE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)
(In thousands)

	Common Stock		Additional	Accumulated Other		Total
	Number of		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance December 31, 2017	13,508	$135	$206,844	$1,950	$(103,276)	$105,653
Net loss	—	—	—	—	(7,105)	(7,105)
Foreign currency translation adjustment	—	—	—	240	—	240
Issuance of common stock upon vesting of restricted stock units	147	2	(2)	—	—	—
Issuance of common stock, net of offering costs- ATM transactions	882	9	8,505	—	—	8,514
Repurchases of common stock for income tax withheld upon vesting of restricted stock awards and restricted stock units	(2)	—	(512)	—	—	(512)
Stock-based compensation	—	—	835	—	—	835
Balance March 31, 2018	14,535	$146	$215,670	$2,190	$(110,381)	$107,625

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
The Company’s financial statements are presented on a consolidated basis. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. The unaudited interim condensed consolidated financial statements do not include all information and disclosures required by GAAP for annual audited financial statements and should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K filed with the SEC. In the opinion of management, the unaudited interim condensed consolidated financial statements included in this report have been prepared on the same basis as the Company's audited consolidated financial statements and include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations, cash flows, and statement of equity for periods presented. The results for the three months ended March 31, 2018 are not necessarily indicative of the results expected for the full year. The condensed consolidated balance sheet as of December 31, 2017 was derived from the audited consolidated financial statements for the year ended December 31, 2017.

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

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU or Update) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The new standard provides a five-step approach to be applied to

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

all contracts with customers. The new standard also requires expanded disclosure about revenue recognition. The new standard as amended by ASU 2015-14, ASU 2016-10 and ASU 2016-12, will be effective for the Company beginning on January 1, 2019. The Company performed a preliminary assessment of the impact of this new standard on its consolidated financial statements. In assessing the impact, the Company has outlined all revenue streams, and has considered the five steps outlined in the standard for product sales, from which substantially all the Company's revenue is generated. The Company plans to adopt the new standard using the modified retrospective method. The Company will continue to evaluate the future impact of the new standard throughout 2018.

In February 2016, the FASB issued Update No. 2016-02, Leases (Topic 842). The new standard requires lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms of greater than twelve months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. The new standard must be adopted using the modified retrospective approach. The standard will be effective for the Company beginning on January 1, 2020 with early adoption permitted. The Company does not plan to early adopt and expects to apply the transition practical expedients allowed by the standard. Note 10 to the Condensed Consolidated Financial Statements provides details on the Company’s current lease arrangements. While the Company continues to evaluate the impact of this new standard on its consolidated financial statements, the Company currently expects the primary impact will be to record right-of-use assets and lease liabilities for existing operating leases in the consolidated balance sheets. The Company does not currently expect the adoption of this new standard to have a material impact on its consolidated results of operations or cash flows.

In August 2016, the FASB issued Update No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash
Receipts and Cash Payments. This new standard addresses eight specific cash flow issues related to cash receipts and cash payments with the objective of reducing the existing diversity of presentation and classification in the statement of cash flows. The new standard will be effective for the Company beginning on January 1, 2019. Early adoption is permitted and should be applied using a retrospective transition method to each period presented. The Company is in the process of evaluating the impact of this standard on its consolidated financial statements.

Recently Adopted Accounting Standards

In May 2017, the FASB issued Update No. 2017-09, Compensation- Stock Compensation (Topic 718): Scope of Modification Accounting. The new standard provides guidance regarding which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The new standard was effective for the Company beginning on January 1, 2018. Adoption of this new guidance had no impact on the Company’s consolidated financial statements.

Net Loss Per Share

Basic and diluted net loss per share was calculated using the weighted-average number of shares of common stock outstanding during the period. The weighted average number of shares used to compute diluted net loss per share excludes any assumed exercise of stock options, any assumed issuance of common stock under restricted stock awards and units, and any assumed issuances under the Company's 2015 Employee Stock Purchase Plan, as the effect, in each case, would be antidilutive. Common stock equivalents of 3.6 million and 3.3 million shares for the three months ended March 31, 2018, and 2017, respectively, were excluded from the calculation because of their antidilutive effect.

3. TRANSACTIONS WITH INTEGRA

Prior to the spin-off, and pursuant to certain supply agreements subsequent to the spin-off, SeaSpine purchased a portion of raw materials and finished goods from Integra for SeaSpine's Mozaik family of products, and SeaSpine contract manufactured certain finished goods for Integra. The Company's purchases of raw materials and Mozaik product finished goods from Integra totaled $0.3 million for the three months ended March 31, 2018, and there were no such purchases for the same period in 2017. The Company's sale of finished goods to Integra under its contract manufacturing arrangement for the three months ended March 31, 2018 and 2017 totaled $0.1 million and $0.2 million, respectively.

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Borrowings under the Credit Facility accrue interest at the rate then applicable to base rate loans (as customarily defined), unless and until converted into LIBOR rate loans (as customarily defined) in accordance with the terms of the Credit Facility. Borrowings bear interest at a floating annual rate equal to (a) during any month for which the Company's average excess availability (as customarily defined) is greater than $20.0 million, (i) base rate plus 1.25 percentage points for base rate loans and (ii) LIBOR rate plus 2.25 percentage points for LIBOR rate loans, (b) during any month for which the Company's average excess availability is greater than $10.0 million but less than or equal to $20.0 million, (i) base rate plus 1.50 percentage points for base rate loans and (ii) LIBOR rate plus 2.50 percentage points for LIBOR rate loans and (c) during any month for which the Company's average excess availability is less than or equal to $10.0 million, (i) base rate plus 1.75 percentage points for base rate loans and (ii) LIBOR rate plus 2.75 percentage points for LIBOR rate loans. The Company will also pay an unused line fee in an amount equal to 0.375% per annum of the amount unused under the Credit Facility. The unused line fee is due and payable on the first day of each month.

During 2017, the Company paid off the entire amount borrowed under the Credit Facility plus accrued interest, totaling $4.1 million. There were no amounts outstanding under the Credit Facility at March 31, 2018 and December 31, 2017. At March 31, 2018, the Company had $19.7 million of current borrowing capacity under the Credit Facility. Debt issuance costs and legal fees related to the Credit Facility totaling $0.4 million were recorded as a deferred asset and are being amortized ratably over the term of the arrangement.

The Credit Facility contains various customary affirmative and negative covenants, including prohibiting the Company from incurring indebtedness without the lender’s consent. The Credit Facility also includes a financial covenant that requires the Company to maintain a minimum fixed charge coverage ratio of 1.10 to 1.00 for the applicable measurement period, if the Company's Total Liquidity (as defined in the Credit Facility) is less than $5.0 million. The Company was in compliance with all applicable covenants at March 31, 2018.

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

5. INVENTORIES
Inventories consisted of the following:

	March 31, 2018	December 31, 2017
	(In thousands)
Finished goods	$30,601	$31,008
Work in process	7,759	6,909
Raw materials	4,925	3,804
	$43,285	$41,721

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

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The cost of purchased spinal instruments which the Company consigns to hospitals and independent sales agents to support surgeries is initially capitalized as construction in progress. The amount is either then reclassified to spinal instruments and sets and depreciation is initiated when instruments are put together in a newly built set with spinal implants, or directly expensed for the instruments that are used to replace damaged instruments in an existing set. The depreciation expense and direct expense for replacement instruments are recorded in selling, general and administrative expense.
Property, plant and equipment balances and corresponding useful lives were as follows:

	March 31, 2018	December 31, 2017	Useful Lives
	(In thousands)
Leasehold improvement	$5,510	$5,312	Lease Term
Machinery and production equipment	7,154	7,030	3-10 years
Spinal instruments and sets	21,136	20,340	5 years
Information systems and hardware	7,428	7,375	3-7 years
Furniture and fixtures	1,001	991	3-5 years
Construction in progress	7,474	8,136
Total	49,703	49,184
Less accumulated depreciation and amortization	(28,029)	(27,121)
Property, plant and equipment, net	$21,674	$22,063
Depreciation expenses totaled $1.0 million and $1.0 million for the three months ended March 31, 2018 and 2017, respectively. The cost of purchased instruments used to replace damaged instruments in existing sets and recorded directly to the instrument replacement expense totaled $0.3 million and $0.5 million for the three months ended March 31, 2018 and 2017, respectively.

7. IDENTIFIABLE INTANGIBLE ASSETS
Identifiable intangible assets are initially recorded at fair value at the time of acquisition, generally using an income or cost approach. The Company capitalizes costs incurred to renew or extend the term of recognized intangible assets and amortizes those costs over their expected useful lives.
The components of the Company’s identifiable intangible assets were as follows:

	March 31, 2018
	Weighted Average Life	Cost	Accumulated Amortization	Net
	(Dollars in thousands)
Product technology	12 years	$40,769	$(26,658)	$14,111
Customer relationships	12 years	56,830	(37,358)	19,472
Trademarks/brand names	—	300	(300)	—
		$97,899	$(64,316)	$33,583

	December 31, 2017
	Weighted Average Life	Cost	Accumulated Amortization	Net
	(Dollars in thousands)
Product technology	12 years	$40,769	$(25,827)	$14,942
Customer relationships	12 years	56,830	(36,565)	20,265
Trademarks/brand names	—	300	(300)	—
		$97,899	$(62,692)	$35,207

Annual amortization expense (including amounts reported in cost of goods sold) is expected to be approximately $6.5 million in 2018, $5.8 million in 2019, $4.9 million in 2020, $4.9 million in 2021 and $4.8 million in 2022. Amortization expense totaled $1.6 million and $1.7 million for the three months ended March 31, 2018 and 2017, respectively, and included $0.8

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

million and $0.9 million, respectively, of amortization of product technology intangible assets that is presented within cost of goods sold.

8. FAIR VALUE MEASUREMENTS

The Company is obligated to pay up to a maximum of $5.0 million in milestone payments in connection with the August 2016 asset purchase transaction with N.L.T Spine Ltd. (NLT) and NLT Spine, Inc., a wholly owned subsidiary of NLT, payable at the Company's election in cash or in shares of its common stock. Such milestone payments are contingent on the Company's achievement of four independent events related to the commercialization of the product technologies the Company acquired in the transaction. Additionally, the Company is required to pay royalty payments, in cash, to NLT equal to declining (over time) percentages of the Company’s future net sales of certain of the acquired product technologies not to exceed $43.0 million in the aggregate. The Company has the option to terminate any future obligation to make royalty payments by making a one-time cash payment to NLT of $18.0 million.

The fair values of the Company’s assets and liabilities, including contingent consideration liabilities mentioned above, are measured at fair value on a recurring basis, and are determined under the fair value categories as follows (in thousands):

	Total	Quoted Price in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2018:
Contingent consideration liabilities- current	$897	$—	$—	$897
Contingent consideration liabilities- non-current	3,573	—	—	3,573
Total contingent consideration	$4,470	$—	$—	$4,470

December 31, 2017:
Contingent consideration liabilities- current	$207	$—	$—	$207
Contingent consideration liabilities- non-current	4,228	—	—	4,228
Total contingent consideration	$4,435	$—	$—	$4,435

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

The following table sets forth the changes in the estimated fair value of the Company’s liabilities measured on a recurring basis using significant unobservable inputs (Level 3). The loss from change in fair value of contingent milestone and royalty payments results from updated estimated timing of payments, probability of success rates, the passage of time, updated discount rates matched to the estimated timing of payments, actual net sales of certain products for the three months ended March 31, 2018, and estimated net sales for future royalty payment periods.

Future changes in estimated timing of payments, probability of success rates, or estimated net sales for upcoming royalty payment periods would be expected to have a material impact on the fair value of contingent milestone and royalty payments.

Three Months Ended March 31, 2018:	(in thousands)
Balance as of January 1, 2018	$4,435
Contingent consideration liabilities settled	(39)
Loss from change in fair value of contingent considerations recorded in selling, general and administrative expenses	74
Fair value at March 31, 2018	$4,470

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. EQUITY AND STOCK-BASED COMPENSATION

Common Stock

On January 31, 2017, the Company issued 350,000 shares of common stock to NLT as the settlement of contingent closing consideration pursuant to the terms of the asset purchase agreement entered into with NLT in August 2016. The total fair value of such shares was $2.5 million at issuance.

In August 2016, the Company entered into an equity distribution agreement (Distribution Agreement) with Piper Jaffray & Co. (Piper Jaffray), pursuant to which the Company may offer and sell shares of its common stock in “at the market” (ATM) offerings (as defined in Rule 415 of the Securities Act of 1933, as amended) having an aggregate offering price up to $25.0 million in gross proceeds from time to time through Piper Jaffray acting as sales agent. The shares offered and sold under the Distribution Agreement are covered by a registration statement on Form S-3 that was declared effective on August 24, 2016. Under the Distribution Agreement, the Company sold 882,332 shares of common stock at an average price per share of $10.00 and received net proceeds of approximately $8.5 million (net of $0.3 million of offering costs) during the three months ended March 31, 2018. The Company intends to continue using the net proceeds for general corporate purposes, including sales and marketing expenditures aimed at growing its business, research and development expenditures focused on product development, and investments in inventory and spinal instruments and sets. The Company has consumed the $25.0 million in capacity under the Distribution Agreement as of March 31, 2018.

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
Under the 2015 Incentive Award Plan (2015 Plan), the Company can grant its employees, non-employee directors and consultants incentive stock options and non-qualified stock options, restricted stock, performance stock, dividend equivalent rights, stock appreciation rights, stock payment awards and other incentive awards. The Company may issue up to 3,509,500 shares of its common stock in respect of awards granted under the 2015 Plan. On February 1, 2018, the Company's board of directors approved an amendment of the 2015 Plan, pursuant to which the share reserve was increased by 350,000 shares over the then-existing share reserve under the 2015 Plan, and on March 22, 2018, the Company's board of directors approved a further amendment and restatement of the 2015 Plan, pursuant to which (among other things) the share reserve was increased by an additional 2,376,000 shares, in each case subject to stockholder approval (the amended and restated 2015 Plan, incorporating all of these amendments, is referred to as the Restated Plan). The Company is submitting the Restated Plan to its stockholders for approval at its annual meeting of stockholders scheduled to be held on May 30, 2018. If the Company's stockholders do not approve the Restated Plan by February 1, 2019 (in which case the amendments that the Company's board of directors approved on February 1, 2018 and March 22, 2018 would cease to be effective), as of March 31, 2018, a total of 319,003 shares would remain available for issuance under the 2015 Plan.

In 2016, the Company established the 2016 Employment Inducement Incentive Award Plan (the 2016 Plan). The plan is a broad-based incentive plan which allows for the issuance of stock-based awards, including non-qualified stock options, restricted stock awards, performance awards, restricted stock unit awards and stock appreciation rights, to any prospective officer or other employee who has not previously been an employee or director of the Company or an affiliate or who is commencing employment with the Company or an affiliate following a bona-fide period of non-employment by the Company or an affiliate. An aggregate of 1,000,000 shares are reserved for issuance under the 2016 Plan. If the Restated Plan is approved by the Company's stockholders, the Company's board of directors will not grant any awards under the 2016 Plan. As a result, the only shares the Company would have available for issuance of equity awards (other than pursuant to the Company's employee stock purchase plan) would be the shares reserved for issuance under the Restated Plan. The Company has not awarded any shares under the 2016 Plan as of March 31, 2018.
Assumptions
Stock-based compensation expense related to all equity awards includes an estimate for forfeitures. The expected forfeiture rate of all equity-based compensation is based on historical experience of pre-vesting forfeitures on awards and options by each homogenous group of shareowners. For awards and options granted to non-executive employees, the forfeiture rate is estimated

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

to be 15% annually for the three months ended March 31, 2018 and 12% annually for the three months ended March 31, 2017. There is no forfeiture rate applied to awards or options granted to non-employee directors or executive employees because their pre-vesting forfeitures are anticipated to be highly unlikely. As individual awards and options become fully vested, stock-based compensation expense is adjusted to recognize actual forfeitures.
Restricted Stock Awards and Restricted Stock Units
The Company expenses the fair value of restricted stock awards and of restricted stock units on an accelerated basis over the vesting period or requisite service period, whichever is shorter.
There were zero and 3,982 shares of restricted stock awards granted to non-employee directors during the three months ended March 31, 2018 and 2017, respectively. There were 465,381 and 730,802 shares of restricted stock units granted to employees during the three months ended March 31, 2018 and 2017, respectively. Of the total restricted stock units granted to employees in 2018, 341,808 were granted, in part, out of the share reserve increase incorporated by the amendment to the 2015 Plan the Company's board of directors adopted on February 1, 2018, and all of which were granted subject to stockholder approval of the Restated Plan (the Contingent RSUs). If the Company's stockholders do not approve the Restated Plan, all the Contingent RSUs will automatically be forfeited. In accordance with the ASC 718, Compensation-Stock Compensation, there were no expenses recorded for the Contingent RSUs for the three months ended March 31, 2018.
Of the total restricted stock units granted to employees in 2017, 131,523 shares were granted in lieu of cash bonuses earned under the annual incentive program for corporate and individual performance in 2016.
As of March 31, 2018, there was approximately $5.2 million of total unrecognized compensation expense related to the unvested portions of restricted stock awards and of restricted stock units. This cost is expected to be recognized over a weighted-average period of approximately 1.9 years.

Stock Options

Stock option grants to employees generally have a requisite service period of four years, and stock option grants to non-employee directors generally have a requisite service period of one year. Both are subject to graded vesting. The Company records stock-based compensation expense associated with stock options on an accelerated basis over the various vesting periods within each grant and based on their fair value at the date of grant using the Black-Scholes-Merton option pricing model. There were zero and 21,500 stock options granted during the three months ended March 31, 2018 and 2017, respectively. The following weighted-average assumptions were used in the calculation of fair value for options grants for the period indicated.

Three Months Ended March 31,
2017
Expected dividend yield	0%
Risk-free interest rate	2.0%
Expected volatility	35.7%
Expected term (in years)	5.1

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

As of March 31, 2018, there was approximately $0.7 million of total unrecognized compensation expense related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 0.9 years.

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

The ESPP authorizes the issuance of up to 400,000 shares of common stock pursuant to purchase rights granted to employees. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended (the IRC). The ESPP contains a restart feature, such that if the market price of the stock at the end of any six-month purchase period is lower than the market price at the original grant date of an offering period, that offering period will terminate after that purchase date, and a new two-year offering period will commence on the January 1 or July 1 immediately following the date the original offering period terminated. This restart feature was triggered on the purchase date that occurred on December 31, 2016, such that the offering period that commenced on July 1, 2016 was terminated, and a new two-year offering period commenced on January 1, 2017 and is scheduled to end on December 31, 2018. The Company applied share-based payment modification accounting to the awards that were initially valued at the grant date to determine the amount of any incremental fair value associated with the modified awards. The impact to stock-based compensation expense for modifications during the three months ended March 31, 2018 was immaterial.

No shares of common stock were purchased under the ESPP during the three months ended March 31, 2018. The Company recognized $0.1 million in expense related to the ESPP for each of the three months ended March 31, 2018 and 2017.

The Company estimates the fair value of shares issued to employees under the ESPP using the Black-Scholes-Merton option-pricing model. The following weighted average assumptions were used in the calculation of fair value of shares under the ESPP at the grant date for the periods indicated:

	Three Months Ended March 31,
	2018	2017
Expected dividend yield	0%	0%
Risk-free interest rate	1.8%	1.0%
Expected volatility	27.7%	28.5%
Expected term (in years)	1.3	1.3

10. LEASES

The Company leases administrative, manufacturing, research, and distribution facilities and various manufacturing, office and transportation equipment through operating lease agreements.

Future minimum lease payments under the Company's operating leases at March 31, 2018 are as follows:

Payments Due by Calendar Year
(In thousands)
2018	$1,549
2019	2,132
2020	2,181
2021	2,223
2022	2,243
Thereafter	6,242
Total minimum lease payments	$16,570

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Total lease expense was $0.5 million and $0.7 million for the three months ended March 31, 2018 and 2017, respectively.

11. INCOME TAXES
The following table provides a summary of the Company’s effective tax rate for the periods indicated:

	Three Months Ended March 31,
	2018	2017

Reported tax rate	(1.00)%	—%

The Company recorded a provision for income tax expense for the three months ended March 31, 2018 primarily related to foreign and state operations.

The Tax Cuts and Jobs Act (the Act) was enacted on December 22, 2017. The Act reduces the U.S. federal corporate rate from 35% to 21%, requires companies to pay a one-time transition tax on accumulated earnings of certain foreign subsidiaries previously deferred from tax and creates a new provision designed to tax global intangible low-taxed income (GILTI).

The Company is not subject to the one-time transition tax on accumulated foreign earnings or the GILTI provisions enacted by the Act because the Company's foreign operations have been included in its US tax filings pursuant to an election to disregard its foreign entity for federal income tax purposes.

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

12. COMMITMENTS AND CONTINGENCIES
In consideration for certain technology, manufacturing, distribution, and selling rights and licenses granted to the Company, the Company has agreed to pay royalties on sales of certain products sold by the Company. Except for the royalties payable to NLT, the royalty payments that the Company made under these agreements are included in the consolidated statements of operations as a component of cost of goods sold.
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

13. SEGMENT AND GEOGRAPHIC INFORMATION

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
Revenue, net consisted of the following:

	Three Months Ended March 31,
	2018	2017
Orthobiologics	$18,016	$17,125
Spinal implants	15,159	14,769
Total revenue, net	$33,175	$31,894

The Company attributes revenues to geographic areas based on the location of the customer. Total revenue by major geographic area consisted of the following:

	Three Months Ended March 31,
	2018	2017
United States	$29,538	$28,611
International	3,637	3,283
Total revenue, net	$33,175	$31,894

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
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). The matters discussed in these forward-looking statements are subject to risk and uncertainties that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. Such risks and uncertainties may also give rise to future claims and increase exposure to contingent liabilities. Please see the “Risk Factors” section included in our Annual Report on Form 10-K for the year ended December 31, 2017 (the 2017 10-K) for a discussion of the uncertainties, risks and assumptions associated with these statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
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

•	our ability to successfully develop new and next-generation products and the costs associated with designing and developing those new and next-generation products;

•	our ability to support the safety and efficacy of our products with long-term clinical data;

•	our ability to obtain additional debt and equity financing to fund capital expenditures and working capital requirements and acquisitions;

•	the risk of supply shortages, including our dependence on a limited number of third-party suppliers for components and raw materials;

•	our ability to protect our intellectual property, including unpatented trade secrets, and to operate without infringing or misappropriating the proprietary rights of others;

•	our ability to complete acquisitions, integrate operations post-acquisition and maintain relationships with customers of acquired entities; and

•	other risk factors described in the section entitled “Risk Factors” of the 2017 10-K.

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
Our U.S. sales organization consists of regional and territory managers who oversee a broad network of independent orthobiologics and spinal implant sales agents. We pay these sales agents commissions based on the sales of our products. Our international sales organization consists of a sales management team that oversees a network of independent orthobiologics and spinal implant stocking distributors that purchase products directly from us and independently sell them. For the three months ended March 31, 2018 and 2017, international sales accounted for approximately 11% and 10% of our revenue, respectively. Our policy is not to sell our products through or to participate in physician-owned distributorships.

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
For all other sales transactions, including sales to international stocking distributors and private label partners, we generally recognize revenue when the products are shipped to the customer or stocking distributor and the transfer of title and risk of loss occurs. There is generally no customer acceptance or other condition that prevents us from recognizing revenue in accordance with the delivery terms for these sales transactions.

Cost of Goods Sold
Cost of goods sold primarily consists of the costs of finished goods purchased directly from third parties and raw materials used in the manufacture of our products, plant and equipment overhead, labor costs, packaging costs, amortization of product technology intangible assets and freight. The majority of our orthobiologics products are designed and manufactured internally. The cost of human tissue and fixed manufacturing overhead costs are significant drivers of the costs of goods sold and consequently our orthobiologics products, at current production volumes, generate lower gross margin than our spinal implant products. We rely on third-party suppliers to manufacture our spinal implant products, and we assemble them into surgical sets at our kitting and distribution centers. The cost to inspect incoming finished goods and assemble them into new surgical sets is included in the cost of goods sold. Other costs included in cost of goods sold include amortization of product technology intangible assets, royalties, shipping, and charges for expired, excess and obsolete inventory. We expect our cost of goods sold to continue to increase in absolute dollars as our sales volume increases over time.
Selling, General and Administrative Expense
Our selling, general and administrative (SG&A) expenses consist primarily of sales commissions to independent sales agents, cost of medical education and training, payroll and other headcount related expenses, depreciation of instrument sets, instrument replacement expense, stock-based compensation, marketing expenses, supply chain and distribution expenses, including costs to ship our spinal implants to and from hospitals and independent sales agents, expenses for information technology, legal, human resources, insurance, finance, facilities, and management. We also record gains or losses associated with changes in the fair value of contingent consideration liabilities in SG&A expenses.
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
Intangible Amortization
Our intangible amortization, including the amounts reported in cost of goods sold, consists of acquisition-related amortization. We expect total annual amortization expense (including amounts reported in cost of goods sold) to be approximately $6.5 million in 2018, $5.8 million in 2019, $4.9 million in 2020, $4.9 million in 2021 and $4.8 million in 2022.

RESULTS OF OPERATIONS

	Three Months Ended March 31,		2018 vs. 2017
(In thousands, except percentages)	2018	2017	% Change
Total revenue, net	$33,175	$31,894	4.0%
Cost of goods sold	12,179	13,172	(7.5)%
Gross profit	20,996	18,722	12.1%
Gross margin	63.3%	58.7%
Operating expenses:
Selling, general and administrative	24,467	23,970	2.1%
Research and development	2,789	3,050	(8.6)%
Intangible amortization	792	792	—%
Total operating expenses	28,048	27,812	0.8%
Operating loss	(7,052)	(9,090)	(22.4)%
Other income (expense), net	20	(13)	(253.8)%
Loss before income taxes	(7,032)	(9,103)	(22.8)%
Provision for income taxes	73	—	—%
Net loss	$(7,105)	$(9,103)	(21.9)%

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017
Revenue
Total revenue, net for the three months ended March 31, 2018 increased by $1.3 million to $33.2 million compared to $31.9 million for the same period in 2017.

	Three Months Ended March 31,		2018 vs. 2017
	2018	2017	% Change
	(In thousands)
Orthobiologics	$18,016	$17,125	5.2%
United States	15,837	15,102	4.9%
International	2,179	2,023	7.7%
% of total revenue, net	54%	54%

Spinal Implants	$15,159	$14,769	2.6%
United States	13,701	13,509	1.4%
International	1,458	1,260	15.7%
% of total revenue, net	46%	46%

Total revenue, net	$33,175	$31,894	4.0%

	Three Months Ended March 31,		2018 vs. 2017
	2018	2017	% Change
	(In thousands)
United States	$29,538	$28,611	3.2%
International	3,637	3,283	10.8%
Total revenue, net	$33,175	$31,894	4.0%
Revenue from orthobiologics sales totaled $18.0 million for the three months ended March 31, 2018, an increase of $0.9 million, from the same period in 2017. Revenue from sales in the United States increased $0.7 million for the three months ended March 31, 2018 compared to the same period in 2017 and was driven by growth in our demineralized bone matrix (DBM) franchise.
Revenue from spinal implant sales totaled $15.2 million for the three months ended March 31, 2018, an increase of $0.4 million, from the same period in 2017. Revenue from sales in the United States increased $0.2 million for the three months ended March 31, 2018 compared to the same period in 2017, primarily due to the revenue growth contributed by recently launched products.
Revenue from international sales increased $0.4 million for the three months ended March 31, 2018 compared to the same period in 2017. Orthobiologics growth was led by existing distribution while spinal implants growth was led by market expansion via a new distributor in the Asia Pacific region.
Cost of Goods Sold and Gross Margin
Cost of goods sold decreased $1.0 million, to $12.2 million for the three months ended March 31, 2018, compared to the same period in 2017. Gross margin was 63.3% for the three months ended March 31, 2018, compared to 58.7% for the same period in 2017. The increase in gross margin was mainly driven by lower raw material and manufacturing costs for orthobiologics products manufactured at our Irvine, California facility.
Cost of goods sold included $0.8 million and $0.9 million of amortization for product technology intangible assets, for the three months ended March 31, 2018 and 2017, respectively.

Selling, General and Administrative
SG&A expenses increased $0.5 million to $24.5 million for the three months ended March 31, 2018 compared to the same period in 2017. The increase was mainly driven by higher sales and marketing costs for additional headcount and program spending to fund our expanded medical education and training organization and product managers to support the successful launch of new products, and the costs associated with our global sales meeting. These increases were partially, offset by lower stock-based compensation and legal and audit fees.
Research and Development
R&D expenses decreased slightly to $2.8 million, or 8.4% of revenue, for the three months ended March 31, 2018 compared to the same period in 2017. The decrease was primarily driven by lower fees incurred under the transition services agreement with NLT related to continued development of the acquired expandable interbody device technology.
Intangible Amortization
Intangible amortization expense, excluding the amounts reported in cost of goods sold for product technology intangible assets, remained consistent at $0.8 million for both three months ended March 31, 2018 and 2017.

Income Taxes

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Loss before income taxes	$(7,032)	$(9,103)
Provision for income taxes	73	—
Effective tax rate	(1.0)%	—%

We reported income tax expense for the three months ended March 31, 2018 primarily related to foreign and state operations.

The Tax Cuts and Jobs Act (the Act) was enacted on December 22, 2017. The Act reduces the U.S. federal corporate rate from 35% to 21%, requires companies to pay a one-time transition tax on accumulated earnings of certain foreign subsidiaries previously deferred from tax and creates a new provision designed to tax global intangible low-taxed income (GILTI). We are not subject to the one-time transition tax on accumulated foreign earnings or the GILTI provisions enacted by the Act because our foreign operations have been included in our US tax filings pursuant to an election to disregard our foreign entity for federal income tax purposes.

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
Loss before income taxes includes the following special charge for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Special Charge:	(In thousands)
Loss from change in fair value of contingent consideration liabilities recorded(1)	$74	$185
Total Special Charge	$74	$185
(1) Relates to the net increase in the fair value of contingent liabilities associated with the NLT acquisition in 2016.
The items reported above are reflected in the consolidated statements of operations as follows:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Selling, general and administrative	$74	$297
Other income	—	(112)
Total Special Charges	$74	$185

Liquidity and Capital Resources
Overview

As of March 31, 2018, we had cash and cash equivalents totaling approximately $12.5 million, and $19.7 million of current borrowing capacity was available under our credit facility. We believe that our cash and cash equivalents on hand and the amount currently available to us under our credit facility will be sufficient to fund our operations for at least the next twelve months.

Credit Facility

We have a $30.0 million credit facility with Wells Fargo Bank, National Association which expires in December 2018, subject to a one-time, one-year extension at our election. At March 31, 2018, we had no outstanding borrowings under the credit facility. The borrowing capacity under the credit facility is determined monthly and is based on the amount of our eligible accounts receivable and inventory balances and qualified cash (as defined in the credit facility). Depending on the extent to which our eligible accounts receivable and inventory balances increase, our borrowing capacity could increase by as much as an additional $6.8 million from the $19.7 million available as of March 31, 2018 before we are required to maintain the minimum fixed charge coverage ratio as discussed below. The credit facility contains various customary affirmative and negative covenants, including prohibiting us from incurring indebtedness without the lender’s consent. Under the terms of the credit facility, if our Total Liquidity (as defined in the credit facility) is less than $5.0 million, we are required to maintain a minimum fixed charge coverage ratio of 1.10 to 1.00 for the applicable measurement period. Our Total Liquidity was $29.6 million at March 31, 2018, and therefore that financial covenant was not applicable at that time.

Business Combinations

In August 2016, we entered into an asset purchase agreement with NLT to acquire certain of the assets of NLT’s medical device business related to the expandable interbody medical devices. We made an up-front cash payment of $1.0 million in connection with the initial closing in September 2016 and issued 350,000 shares of our common stock in January 2017 as contingent closing consideration. At March 31, 2018, we recorded a $2.6 million liability representing the estimated fair value of future contingent milestone payments related to the achievement of certain commercial milestones, which we anticipate will become payable at varying times between 2018 and 2023, and a $1.9 million liability representing the estimated fair value of future contingent royalty payments based on percentages of our future net sales of certain of the products and technology we acquired, which we anticipate will be payable at varying times between 2018 and 2028. The contingent milestone payments, if any, are payable in cash or in shares of our common stock, at our election. The contingent royalty payments are payable in cash.

At The Market Program

In August 2016, we entered into an equity distribution agreement (Distribution Agreement) with Piper Jaffray & Co. (Piper Jaffray), pursuant to which we may offer and sell shares of our common stock in “at the market” (ATM) offerings (as defined in Rule 415 of the Securities Act) having an aggregate offering price up to $25.0 million in gross proceeds from time to time through Piper Jaffray acting as sales agent. During the three months ended March 31, 2018, we received net proceeds of approximately $8.5 million, net of $0.3 million of offering costs, from the sale of 882,000 shares of our common stock. We consumed the $25.0 million in capacity under the Distribution Agreement as of March 31, 2018.
Cash and Cash Equivalents
We had cash and cash equivalents totaling approximately $12.5 million and $10.8 million at March 31, 2018 and December 31, 2017, respectively.
Cash Flows

	Three Months Ended March 31,		2018 vs. 2017
	2018	2017	% Change
	(In thousands)
Net cash used in operating activities	$(4,646)	$(352)	NM
Net cash used in investing activities	(1,691)	(1,102)	53.4%
Net cash provided by (used in) financing activities	7,963	(423)	NM
Effect of exchange rate changes on cash and cash equivalents	56	37	51.4%
Net change in cash and cash equivalents	$1,682	$(1,840)	(191.4)%
____________
NM: Percentage change is not meaningful

Net Cash Used in Operating Activities
Net cash used in operating activities for the three months ended March 31, 2018 increased by $4.3 million compared to the same period in 2017. The increase was primarily due to 2017 performance incentive bonuses for executive management being paid in cash in 2018, whereas 2016 performance incentive bonuses for the executive team were paid via equity in lieu of cash in 2017, increased commission payments, and higher purchases of inventory during the 2018 period compared to the 2017 period.
Net Cash Used in Investing Activities
Net cash used in investing activities was $1.7 million for the three months ended March 31, 2018 compared to $1.1 million for the same period in 2017. The increase was primarily due to larger investments in spinal instruments and sets to support recent spinal implant product launches.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $8.0 million for the three months ended March 31, 2018 and was comprised primarily of $8.5 million of net proceeds from the sale of shares of our common stock under the ATM equity offering program. We used $0.5 million of cash for tax payments we made on our employees' behalf for shares we withheld from such employees on the vesting of restricted stock awards to cover statutory tax withholding requirements.

Off-Balance Sheet Arrangements
There were no off-balance sheet arrangements as of March 31, 2018 that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our business.

Contractual Obligations and Commitments

There have been no material changes outside the ordinary course of our business to the contractual obligations disclosed in the 2017 10-K.

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

Note 2, “Summary of Significant Accounting Policies” to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report and included in Part II, Item 8 of the 2017 10-K describe the significant accounting policies and estimates used in the preparation of our condensed consolidated financial statements. Those policies and estimates disclosed in the 2017 10-K have not materially changed.
Recently Issued Accounting Pronouncements
Information regarding new accounting pronouncements is included in Note 2, "Summary of Significant Accounting Policies," to the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The market risk exposures described in Part II, Item 7A of the 2017 10-K have not materially changed during the three months ended March 31, 2018.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are subject to legal proceedings and claims in the ordinary course of business. While management presently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm our financial position, cash flows, or overall trends in results of operations, legal proceedings are subject to inherent uncertainties, and unfavorable rulings or outcomes could occur that have, individually or in aggregate, a material adverse effect on our business, financial condition or operating results. We are not currently subject to any pending material litigation, other than ordinary routine litigation incidental to our business, as described above.

ITEM 1A. RISK FACTORS
The risk factors described in the 2017 10-K have not materially changed.

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

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs

January 1- January 31	48,464	$10.12	—	—
February 1- February 28	244	$10.90	—	—
March 1- March 31	2,047	$9.77	—	—

(1)	These shares were surrendered to the Company to satisfy tax withholdings obligations in connection with the vesting of restricted stock awards.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1(1)
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

(1)	Incorporated by reference from the registrant’s annual report on Form 10-K filed on March 2, 2018.

† The financial information of SeaSpine Holdings Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 filed on May 3, 2018 formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Loss, (iii) the Condensed Consolidated Balance Sheets, (iv) Parenthetical Data to the Condensed Consolidated Balance Sheets, (v) the Condensed Consolidated Statements of Cash Flows, (vi) the Condensed Consolidated Statement of Equity, and (vii) Notes to Unaudited Condensed Consolidated Financial Statements, is furnished electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEASPINE HOLDINGS CORPORATION

Date:	May 3, 2018	/s/ Keith C. Valentine
Keith C. Valentine
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 3, 2018	/s/ John J. Bostjancic
John J. Bostjancic
Chief Financial Officer
(Principal Financial Officer)