Form 10-Q
period 2018-06-30
SeaSpine Holdings Corp
filed 2018-07-31
CIK 1637761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of July 23, 2018 was 14,743,029.

SEASPINE HOLDINGS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SEASPINE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Total revenue, net	$36,409	$34,196	$69,584	$66,090
Cost of goods sold	14,560	13,994	26,739	27,166
Gross profit	21,849	20,202	42,845	38,924
Operating expenses:
Selling, general and administrative	25,432	24,249	49,899	48,219
Research and development	2,791	3,344	5,580	6,394
Intangible amortization	792	792	1,584	1,584
Total operating expenses	29,015	28,385	57,063	56,197
Operating loss	(7,166)	(8,183)	(14,218)	(17,273)
Other (expense) income, net	(157)	185	(137)	172
Loss before income taxes	(7,323)	(7,998)	(14,355)	(17,101)
Provision for income taxes	38	45	111	45
Net loss	$(7,361)	$(8,043)	$(14,466)	$(17,146)
Net loss per share, basic and diluted	$(0.50)	$(0.68)	$(1.01)	$(1.46)
Weighted average shares used to compute basic and diluted net loss per share	14,590	11,888	14,339	11,705

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEASPINE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(7,361)	$(8,043)	$(14,466)	$(17,146)
Other comprehensive (loss) income
Foreign currency translation adjustments	(421)	320	(181)	401
Comprehensive loss	$(7,782)	$(7,723)	$(14,647)	$(16,745)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEASPINE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except par value data)

	June 30, 2018	December 31, 2017

ASSETS
Current assets:
Cash and cash equivalents	$13,263	$10,788
Trade accounts receivable, net of allowances of $474 and $466	20,894	21,872
Inventories	42,449	41,721
Prepaid expenses and other current assets	2,397	2,037
Total current assets	79,003	76,418
Property, plant and equipment, net	22,791	22,063
Intangible assets, net	31,960	35,207
Other assets	757	786
Total assets	$134,511	$134,474
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable, trade	10,404	7,385
Accrued compensation	4,134	5,833
Accrued commissions	5,171	5,793
Contingent consideration liabilities	917	207
Other accrued expenses and current liabilities	4,093	3,939
Total current liabilities	24,719	23,157
Long-term borrowings under credit facility	4,000	—
Contingent consideration liabilities	2,734	4,228
Other liabilities	1,496	1,436
Total liabilities	32,949	28,821

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value; 15,000 authorized; no shares issued and outstanding at June 30, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value; 60,000 authorized; 14,735 and 13,508 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	147	135
Additional paid-in capital	217,388	206,844
Accumulated other comprehensive income	1,769	1,950
Accumulated deficit	(117,742)	(103,276)
Total stockholders' equity	101,562	105,653
Total liabilities and stockholders' equity	$134,511	$134,474

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEASPINE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2018	2017
OPERATING ACTIVITIES:
Net loss	$(14,466)	$(17,146)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,269	5,442
Instrument replacement expense	920	724
Provision for excess and obsolete inventories	1,522	2,797
Amortization of debt issuance costs	69	69
Deferred income tax provision	63	51
Stock-based compensation	1,778	2,708
(Gain) loss from change in fair value of contingent consideration liabilities	(717)	345
Changes in assets and liabilities:
Accounts receivable	865	(553)
Inventories	(2,077)	937
Prepaid expenses and other current assets	(364)	(1,310)
Other non-current assets	(112)	(10)
Accounts payable	2,643	177
Accrued commissions	(620)	403
Other accrued expenses and current liabilities	(1,715)	1,384
Other non-current liabilities	157	42
Net cash used in operating activities	(6,785)	(3,940)
INVESTING ACTIVITIES:
Purchases of property and equipment	(3,402)	(2,973)
Additions to technology assets	—	(200)
Net cash used in investing activities	(3,402)	(3,173)
FINANCING ACTIVITIES:
Borrowings under credit facility	4,000	—
Repayments of short-term debt	—	(445)
Proceeds from issuance of common stock- employee stock purchase plan	546	453
Proceeds from issuance of common stock, net of offering costs- ATM transactions	8,514	4,566
Proceeds from exercise of stock options	250	35
Repurchases of common stock for income tax withheld upon vesting of restricted stock awards and restricted stock units	(532)	(46)
Payment of contingent consideration liabilities in connection with acquisition of business	(67)	—
Net cash provided by financing activities	12,711	4,563
Effect of exchange rate changes on cash and cash equivalents	(49)	271
Net change in cash and cash equivalents	2,475	(2,279)
Cash and cash equivalents at beginning of period	10,788	14,566
Cash and cash equivalents at end of period	$13,263	$12,287
Non-cash operating activities:
Settlement of bonus in payment of restricted stock units	$—	$970
Non-cash investing activities:
Property and equipment in liabilities	$1,564	$2,275
Settlement of contingent closing consideration liabilities with stock issuance in connection with acquisition of business	$—	$2,548

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEASPINE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)
(In thousands)

	Common Stock		Additional	Accumulated Other		Total
	Number of		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance December 31, 2017	13,508	$135	$206,844	$1,950	$(103,276)	$105,653
Net loss	—	—	—	—	(14,466)	(14,466)
Foreign currency translation adjustment	—	—	—	(181)	—	(181)
Issuance of common stock upon vesting of restricted stock units	246	2	(2)	—	—	—
Issuance of common stock under employee stock purchase plan	81	1	545	—	—	546
Issuance of common stock, net of offering costs- ATM transactions	882	9	8,505	—	—	8,514
Issuance of common stock- exercise of stock options	20	—	250	—	—	250
Repurchases of common stock for income tax withheld upon vesting of restricted stock awards and restricted stock units	(2)	—	(532)	—	—	(532)
Stock-based compensation	—	—	1,778	—	—	1,778
Balance June 30, 2018	14,735	$147	$217,388	$1,769	$(117,742)	$101,562

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
The Company’s financial statements are presented on a consolidated basis. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. The unaudited interim condensed consolidated financial statements do not include all information and disclosures required by GAAP for annual audited financial statements and should be read with the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K filed with the SEC. In the opinion of management, the unaudited interim condensed consolidated financial statements included in this report have been prepared on the same basis as the Company's audited consolidated financial statements and include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations, cash flows, and statement of equity for periods presented. The results for the three and six months ended June 30, 2018 are not necessarily indicative of the results expected for the full year. The condensed consolidated balance sheet as of December 31, 2017 was derived from the audited consolidated financial statements for the year ended December 31, 2017.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

Preparing consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities, and the reported amounts of revenues and expenses. Significant estimates affecting amounts reported or disclosed in the consolidated financial statements include allowances for doubtful accounts receivable and sales returns and other credits, net realizable value of inventories, discount rates and estimated projected cash flows used to value and test impairments of identifiable intangible and long-lived assets, assumptions related to the timing and probability of product launch dates, discount rates matched to the estimated timing of payments, probability of success rates and discount adjustments on the related cash flows for contingent considerations in business combinations, depreciation and amortization periods for identifiable intangible and long-lived assets, computation of taxes, valuation allowances recorded against deferred tax assets, the valuation of stock-based compensation and loss contingencies. These estimates are based on historical experience and on various other assumptions believed to be reasonable under the current circumstances. Actual results could differ from these estimates.

Recent Accounting Standards Not Yet Adopted

The Company qualifies as an “emerging growth company” (EGC) under the Jumpstart Our Business Startups (JOBS) Act and elected to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, which permits EGCs to defer compliance with new or revised accounting standards (the EGC extension) until non-issuers must comply with such standards. Accordingly, so long as the Company continues to qualify as an EGC, the Company will not have to adopt or comply with new or revised accounting standards until non-issuers must adopt or comply with such standards.

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

In February 2016, the FASB issued Update No. 2016-02, Leases (Topic 842). The new standard requires lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms of greater than twelve months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. The new standard must be adopted using the modified retrospective approach. The standard will be effective for the Company beginning on January 1, 2020 with early adoption permitted. The Company does not plan to early adopt and expects to apply the transition practical expedients allowed by the standard. In July 2018, the FASB issued Update No. 2018-10, Codification Improvements to Topic 842 (Leases). The amendments in ASU 2018-10 provide additional clarification and implementation guidance on certain aspects of the previously issued ASU 2016-02 and have the same effective date and transition requirements as ASU 2016-02. Note 10 to the Condensed Consolidated Financial Statements provides details on the Company’s current lease arrangements. While the Company continues to evaluate the impact of this new standard on its consolidated financial statements, the Company currently expects the primary impact will be to record right-of-use assets and lease liabilities for existing operating leases in the consolidated balance sheets. The Company does not currently expect the adoption of this new standard to have a material impact on its consolidated results of operations or cash flows.

In August 2016, the FASB issued Update No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash
Receipts and Cash Payments. This new standard addresses eight specific cash flow issues related to cash receipts and cash payments with the objective of reducing the existing diversity of presentation and classification in the statement of cash flows. The new standard will be effective for the Company beginning on January 1, 2019. Early adoption is permitted and should be applied using a retrospective transition method to each period presented. The Company is evaluating the impact of this standard on its consolidated cash flow statement.

In June 2018, the FASB issued Update No. 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This update will require an entity to apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606. The new standard will be effective for the Company beginning on January 1, 2020. Early adoption is permitted but no earlier than an entity's adoption date of Topic 606. The Company is evaluating the impact of this standard on its consolidated financial statements.

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

Net Loss Per Share

Basic and diluted net loss per share was calculated using the weighted-average number of shares of common stock outstanding during the period. The weighted average number of shares used to compute diluted net loss per share excludes any assumed exercise of stock options, any assumed issuance of common stock under restricted stock awards and units, and any assumed issuances under the employee stock purchase plan, as the effect, in each case, would be antidilutive. Common stock equivalents of 3.5 million and 3.4 million shares for the six months ended June 30, 2018, and 2017, respectively, were excluded from the calculation because of their antidilutive effect.

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. TRANSACTIONS WITH INTEGRA

Prior to the spin-off, and pursuant to certain supply agreements subsequent to the spin-off, SeaSpine purchased a portion of raw materials and finished goods from Integra for SeaSpine's Mozaik family of products, and SeaSpine contract manufactured certain finished goods for Integra. The Company's purchases of raw materials and Mozaik product finished goods from Integra totaled $0.3 million and $0.3 million for the three months ended June 30, 2018 and 2017, respectively, and $0.5 million and $0.3 million for the six months ended June 30, 2018 and 2017, respectively. The amount of the Company's sale of finished goods to Integra under its contract manufacturing arrangement was immaterial for the three months ended June 30, 2018 and $0.2 million for the same period in 2017, and $0.1 million and $0.4 million, respectively, for the six months ended June 30, 2018 and 2017.

4. DEBT AND INTEREST

Credit Agreement
In December 2015, the Company entered into a three-year credit facility with Wells Fargo Bank, National Association, which was amended in October 2016 (as amended, the Credit Facility). The Credit Facility provides an asset-backed revolving line of credit of up to $30.0 million. Until the Credit Facility was amended and restated in July 2018 as discussed below, its maturity date was December 24, 2018, which was subject to a one-time, one-year extension at the Company's election. In connection with the Credit Facility, the Company was required to become a guarantor and to provide a security interest in substantially all its assets for the benefit of the counterparty.

In June 2018, the Company borrowed $4.0 million from the revolving Credit Facility. The Company elected to have the LIBOR rate apply to the amount borrowed with an interest period of six months commencing on June 28, 2018. At June 30, 2018, $4.0 million in total debt was outstanding, and the Company had $17.0 million of current borrowing capacity, under the Credit Facility. As of June 30, 2018 the effective interest rate on our borrowings was 5.00%. There were no amounts outstanding under the Credit Facility at December 31, 2017. Debt issuance costs and legal fees related to the Credit Facility totaling $0.4 million were recorded as a deferred asset and are being amortized ratably over the term of the arrangement.

In July 2018, the Credit Facility was amended and restated (as amended and restated, the A&R Credit Facility) to extend the maturity date to July 27, 2021, which maturity date is subject to a one-time, one-year extension at the Company's election. In addition, under the A&R Credit Facility, at any time through July 27, 2020, the Company may increase the $30.0 million borrowing limit by up to an additional $10.0 million, subject to the Company having sufficient amounts of eligible accounts receivable and inventory and to customary conditions precedent, including obtaining the commitment of lenders to provide such additional amount. As a result of the extension of the maturity date, the amount due under the A&R Credit Facility has been classified as long-term on the condensed consolidated balance sheet as of June 30, 2018.

Borrowings under the A&R Credit Facility accrue interest at the rate then applicable to base rate loans (as customarily defined), unless and until converted into LIBOR rate loans (as customarily defined) in accordance with the A&R Credit Facility. Borrowings bear interest at a floating annual rate equal to (a) during any month for which the Company's average excess availability (as customarily defined) is greater than $20.0 million, (i) base rate plus 1.25 percentage points for base rate loans and (ii) LIBOR rate plus 2.25 percentage points for LIBOR rate loans, (b) during any month for which the Company's average excess availability is greater than $10.0 million but less than or equal to $20.0 million, (i) base rate plus 1.50 percentage points for base rate loans and (ii) LIBOR rate plus 2.50 percentage points for LIBOR rate loans and (c) during any month for which the Company's average excess availability is less than or equal to $10.0 million, (i) base rate plus 1.75 percentage points for base rate loans and (ii) LIBOR rate plus 2.75 percentage points for LIBOR rate loans. The Company will also pay an unused line fee based on the average amount borrowed under the A&R Credit Facility for the most recently completed month. If such average amount is 25% or greater of the maximum borrowing capacity, the unused fee will be equal to 0.375% per annum of the amount unused under the A&R Credit Facility, and if such average amount is less than 25%, the unused line fee will be equal to 0.50% per annum of the amount unused under the A&R Credit Facility. The unused line fee is due on the first day of each month.

The A&R Credit Facility contains various customary affirmative and negative covenants, including prohibiting the Company from incurring indebtedness without the lender’s consent. The A&R Credit Facility also includes a financial covenant that requires the Company to maintain a minimum fixed charge coverage ratio of 1.10 to 1.00 for the applicable measurement period, if the Company's Total Liquidity (as defined in the A&R Credit Facility) is less than $5.0 million. The Company was in compliance with all applicable covenants at June 30, 2018.

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The A&R Credit Facility also includes customary events of default, including events of default relating to non-payment of amounts due under the A&R Credit Facility, material inaccuracy of representations and warranties, violation of covenants, bankruptcy and insolvency, failure to comply with health care laws, violation of certain of the Company’s existing agreements, and the occurrence of a change of control. Under the A&R Credit Facility, if an event of default occurs, the lender will have the right to terminate the commitments and accelerate the maturity of any loans outstanding.

5. INVENTORIES
Inventories consisted of:

	June 30, 2018	December 31, 2017
	(In thousands)
Finished goods	$27,634	$31,008
Work in process	9,985	6,909
Raw materials	4,830	3,804
	$42,449	$41,721

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
The cost of purchased spinal instruments which the Company consigns to hospitals and independent sales agents to support surgeries is initially capitalized as construction in progress. The amount is either then reclassified to spinal instruments and sets and depreciation is initiated when instruments are put together in a newly built set with spinal implants, or directly expensed for the instruments used to replace damaged instruments in an existing set. The depreciation expense and direct expense for replacement instruments are recorded in selling, general and administrative expense.
Property, plant and equipment balances and corresponding useful lives were as follows:

	June 30, 2018	December 31, 2017	Useful Lives
	(In thousands)
Leasehold improvement	$5,625	$5,312	Lease Term
Machinery and production equipment	7,649	7,030	3-10 years
Spinal instruments and sets	21,337	20,340	5 years
Information systems and hardware	7,497	7,375	3-7 years
Furniture and fixtures	1,246	991	3-5 years
Construction in progress	7,914	8,136
Total	51,268	49,184
Less accumulated depreciation and amortization	(28,477)	(27,121)
Property, plant and equipment, net	$22,791	$22,063
Depreciation expenses totaled $1.0 million and $1.0 million for the three months ended June 30, 2018 and 2017, respectively, and $2.0 million and $2.0 million for the six months ended June 30, 2018 and 2017, respectively. The cost of purchased instruments used to replace damaged instruments in existing sets and recorded directly to instrument replacement expense totaled $0.6 million and $0.2 million for the three months ended June 30, 2018 and 2017, respectively, and $0.9 million and $0.7 million for the six months ended June 30, 2018 and 2017, respectively.

7. IDENTIFIABLE INTANGIBLE ASSETS
Identifiable intangible assets are initially recorded at fair value at the time of acquisition, generally using an income or cost approach. The Company capitalizes costs incurred to renew or extend the term of recognized intangible assets and amortizes those costs over their expected useful lives.

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The components of the Company’s identifiable intangible assets were:

	June 30, 2018
	Weighted Average Life	Cost	Accumulated Amortization	Net
	(Dollars in thousands)
Product technology	12 years	$40,769	$(27,490)	$13,279
Customer relationships	12 years	56,830	(38,149)	18,681
Trademarks/brand names	—	300	(300)	—
		$97,899	$(65,939)	$31,960

	December 31, 2017
	Weighted Average Life	Cost	Accumulated Amortization	Net
	(Dollars in thousands)
Product technology	12 years	$40,769	$(25,827)	$14,942
Customer relationships	12 years	56,830	(36,565)	20,265
Trademarks/brand names	—	300	(300)	—
		$97,899	$(62,692)	$35,207

Annual amortization expense (including amounts reported in cost of goods sold) is expected to be approximately $6.5 million in 2018, $5.8 million in 2019, $4.9 million in 2020, $4.9 million in 2021 and $4.8 million in 2022. For the three months ended June 30, 2018 and 2017, amortization expense totaled $1.6 million and $1.7 million, respectively, and included $0.8 million and $0.9 million, respectively, of amortization of product technology intangible assets that is presented within cost of goods sold. Amortization expense totaled $3.2 million and $3.4 million for the six months ended June 30, 2018 and 2017, respectively, and included $1.7 million and $1.8 million, respectively, of amortization of product technology intangible assets that is presented within cost of goods sold.

8. FAIR VALUE MEASUREMENTS

The Company is obligated to pay up to $5.0 million in milestone payments in connection with the August 2016 purchase of certain assets of N.L.T Spine Ltd. (NLT) and NLT Spine, Inc., a wholly owned subsidiary of NLT, payable at the Company's election in cash or in shares of its common stock. Such milestone payments are contingent on the Company's achievement of four independent events related to the commercialization of the product technologies the Company acquired in the transaction. Additionally, the Company must pay royalty payments, in cash, to NLT equal to declining (over time) percentages of the Company’s future net sales of certain of the acquired product technologies not to exceed $43.0 million in the aggregate. The Company has the option to terminate any future obligation to make royalty payments by making a one-time cash payment to NLT of $18.0 million.

The fair values of the Company’s assets and liabilities, including contingent consideration liabilities mentioned above, are measured at fair value on a recurring basis, and are determined under the fair value categories as follows (in thousands):

	Total	Quoted Price in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2018:
Contingent consideration liabilities- current	$917	$—	$—	$917
Contingent consideration liabilities- non-current	2,734	—	—	2,734
Total contingent consideration	$3,651	$—	$—	$3,651

December 31, 2017:
Contingent consideration liabilities- current	$207	$—	$—	$207
Contingent consideration liabilities- non-current	4,228	—	—	4,228
Total contingent consideration	$4,435	$—	$—	$4,435

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Contingent consideration liabilities are classified within Level 3 of the fair value hierarchy because they use significant unobservable inputs. For those liabilities, fair value is determined using a probability-weighted discounted cash flow model and significant inputs which are not observable in the market. The significant inputs include assumptions related to the timing and probability of the product launch dates, estimated future sales of the products, discount rates matched to the timing of payments, and probability of success rates.

The following table sets forth the changes in the estimated fair value of the Company’s liabilities measured on a recurring basis using significant unobservable inputs (Level 3). The gain or loss from change in fair value of contingent milestone and royalty payments results from updated estimated timing of payments, probability of success rates, the passage of time, updated discount rates matched to the estimated timing of payments, actual net sales of certain products for the three and six months ended June 30, 2018, and estimated net sales for future royalty payment periods.

Future changes in estimated timing of payments, probability of success rates, or estimated net sales for upcoming royalty payment periods would be expected to have a material impact on the fair value of contingent milestone and royalty payments.

Three Months Ended June 30, 2018:	(in thousands)
Balance as of March 31, 2018	$4,470
Contingent consideration liabilities settled	(28)
Gain from change in fair value of contingent consideration recorded in selling, general and administrative expenses	(791)
Fair value at June 30, 2018	$3,651

Six Months Ended June 30, 2018:	(in thousands)
Balance as of January 1, 2018	$4,435
Contingent consideration liabilities settled	(67)
Gain from change in fair value of contingent consideration recorded in selling, general and administrative expenses	(717)
Fair value at June 30, 2018	$3,651

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

In August 2016, the Company entered into an equity distribution agreement (Distribution Agreement) with Piper Jaffray & Co. (Piper Jaffray), pursuant to which the Company may offer and sell shares of its common stock in “at the market” (ATM) offerings (as defined in Rule 415 of the Securities Act of 1933, as amended) having an aggregate offering price up to $25.0 million in gross proceeds from time to time through Piper Jaffray acting as sales agent. The shares offered and sold under the Distribution Agreement are covered by a registration statement on Form S-3 that was declared effective on August 24, 2016. Under the Distribution Agreement, during the six months ended June 30, 2018, the Company sold 882,332 shares of common stock at an average price per share of $10.00 and received net proceeds of approximately $8.5 million (net of $0.3 million of offering costs). The Company has consumed the $25.0 million in capacity under this Distribution agreement as of June 30, 2018. The Company intends to continue using the net proceeds for general corporate purposes, including sales and marketing expenditures aimed at growing its business, research and development expenditures focused on product development, and investments in inventory and spinal instruments and sets.

In May 2018, the Company entered into another equity distribution agreement with Piper Jaffray (the May 2018 Distribution Agreement), pursuant to which the Company may offer and sell shares of its common stock in ATM offerings having an aggregate offering price up to $50.0 million in gross proceeds from time to time through Piper Jaffray acting as sales agent. The shares offered and sold under the May 2018 Distribution Agreement are covered by a registration statement on Form S-3 that was declared effective on August 24, 2016. The Company did not sell any shares of common stock under the May 2018 Distribution Agreement during the six months ended June 30, 2018. Future sales, if any, will depend on a variety of factors including, but not limited to, market conditions, the trading price of the Company's common stock and the Company's capital needs. The Company intends to use any net proceeds for general corporate purposes, including sales and marketing expenditures aimed at growing its business, research and development expenditures focused on product development, and investments in inventory and spinal instruments and sets.

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
In May 2015, the Company adopted the 2015 Incentive Award Plan, which was subsequently amended and restated with approval of the Company's stockholders (as amended and restated, the 2015 Plan). Under the 2015 Plan, the Company can grant its employees, non-employee directors and consultants incentive stock options and non-qualified stock options, restricted stock, performance stock, dividend equivalent rights, stock appreciation rights, stock payment awards and other incentive awards. The Company may issue up to 3,509,500 shares of its common stock in respect of awards granted under the 2015 Plan. On February 1, 2018, the Company's board of directors approved an amendment of the 2015 Plan, pursuant to which the share reserve was increased by 350,000 shares over the then-existing share reserve under the 2015 Plan, and on March 22, 2018, the Company's board of directors approved a further amendment and restatement of the 2015 Plan, pursuant to which (among other things) the share reserve was increased by an additional 2,376,000 shares, in each case subject to stockholder approval. The Company obtained stockholder approval on May 30, 2018. The aggregate number of shares that may be issued or transferred pursuant to awards under the Restated Plan is the sum of (1) the number of shares issuable upon exercise or vesting of the number of Integra equity awards converted to the Company's equity awards under the 2015 Plan as of the date of the spin-off and (2) 6,235,500, which shares may be authorized but unissued shares, or shares purchased in the open market. As of June 30, 2018, 2,607,768 shares were available for issuance under the Restated Plan.

In 2016, the Company established the 2016 Employment Inducement Incentive Award Plan (the 2016 Inducement Plan), a broad-based incentive plan which allows for the issuance of stock-based awards, including non-qualified stock options, restricted stock awards, performance awards, restricted stock unit awards and stock appreciation rights, to any prospective officer or other employee who has not previously been an employee or director of the Company or an affiliate or who is

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

commencing employment with the Company or an affiliate following a bona-fide period of non-employment by the Company or an affiliate. An aggregate of 1,000,000 shares are reserved for issuance under the 2016 Inducement Plan. The Company has not awarded any shares under the 2016 Inducement Plan as of June 30, 2018.

In June 2018, the Company established the 2018 Employment Inducement Incentive Award Plan (the 2018 Inducement Plan). The terms of the 2018 Plan are substantially similar to the terms of the Restated Plan with three principal exceptions: (1) incentive stock options may not be granted under the 2018 Inducement Plan; (2) there are no annual limits on awards that may be issued to an individual under the 2018 Inducement Plan; and (3) awards granted under the 2018 Inducement Plan are not required to be subject to any minimum vesting period. An aggregate of 2,000,000 shares are reserved under the 2018 Inducement Plan.

Both the 2016 Inducement Plan and the 2018 Inducement Plan were adopted by the Company’s board of directors without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. In accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules, awards under either of those plans may only be made to an employee who has not previously been an employee or member of the Company's board of directors or of any board of directors of any parent or subsidiary of the Company, or following a bona fide period of non-employment by the Company or a parent or subsidiary, if he or she is granted such award in connection with his or her commencement of employment with the Company or a subsidiary and such grant is an inducement material to his or her entering into employment with the Company or such subsidiary.

Forfeiture Rate Assumptions
Stock-based compensation expense related to all equity awards includes an estimate for forfeitures. The expected forfeiture rate of all equity-based compensation is based on historical experience of pre-vesting forfeitures on awards and options by each homogenous group of shareowners. For awards and options granted to non-executive employees, the forfeiture rate is estimated to be 15% annually for the six months ended June 30, 2018 and 12% annually for the six months ended June 30, 2017. There is no forfeiture rate applied to awards or options granted to non-employee directors or executive employees because their pre-vesting forfeitures are anticipated to be highly unlikely. As individual awards and options become fully vested, stock-based compensation expense is adjusted to recognize actual forfeitures.
Restricted Stock Awards and Restricted Stock Units
The Company expenses the fair value of restricted stock awards and of restricted stock units on an accelerated basis over the vesting period or requisite service period, whichever is shorter.
During the three and six months ended June 30, 2018 there were 95,658 shares of restricted stock awards granted to non-employee directors, respectively, and 21,900 and 487,281 restricted stock units granted to employees, respectively. Of such restricted stock units granted to employees, 341,808 were granted, in part, out of the increase to the share reserve under the 2015 Plan adopted by the Company's board of directors on February 1, 2018, all of which were granted subject to stockholder approval of the Restated Plan (the Contingent RSUs). On May 30, 2018, the Company's stockholders approved the Restated Plan, and in accordance with the ASC 718, Compensation-Stock Compensation, the Company began recognizing the expense for the Contingent RSUs over the requisite service period.

During the three and six months ended June 30, 2017, the Company granted 116,628 and 120,610 shares of restricted stock awards to non-employee directors, respectively, and 13,153 and 743,955 restricted stock units to employees, respectively. Of such restricted stock units, 131,523 were granted in lieu of cash bonuses earned under the Company's annual incentive program for corporate and individual performance in 2016.
As of June 30, 2018, there was approximately $6.1 million of unrecognized compensation expense related to the unvested portions of restricted stock awards and of restricted stock units. This expense is expected to be recognized over a weighted-average period of approximately 1.6 years.

Stock Options

Stock option grants to employees generally have a requisite service period of four years, and stock option grants to non-employee directors generally have a requisite service period of one year. Both are subject to graded vesting. The Company records stock-based compensation expense associated with stock options on an accelerated basis over the applicable vesting period within each grant and based on their fair value at the date of grant using the Black-Scholes-Merton option pricing model. There were 5,000 and zero stock options granted during the three months ended June 30, 2018 and 2017, respectively, and

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5,000 and 21,500 stock options granted during the six months ended June 30, 2018 and 2017, respectively. The following weighted-average assumptions were used in the calculation of fair value for options granted during the period indicated.

	Three and Six Months Ended June 30,	Three and Six Months Ended June 30,
	2018	2017
Expected dividend yield	0%	0%
Risk-free interest rate	2.8%	2.0%
Expected volatility	25.8%	35.7%
Expected term (in years)	5.1	5.1

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

As of June 30, 2018, there was approximately $0.4 million of unrecognized compensation expense related to unvested stock options. This expense is expected to be recognized over a weighted-average period of approximately 0.8 years.
Employee Stock Purchase Plan

In May 2015, the Company adopted the SeaSpine Holdings Corporation 2015 Employee Stock Purchase Plan, which was amended in December 2015 (as amended, the ESPP). Under the ESPP, eligible employees may purchase shares of the Company’s common stock through payroll deductions of up to 15% of eligible compensation during an offering period. Generally, each offering period will be for twenty-four months as determined by the Company's board of directors. There are four six-month purchase periods in each offering period for contributions to be made and to be converted into shares at the end of the purchase period. In no event may an employee purchase more than 2,500 shares per purchase period based on the closing price on the first trading date of an offering period or more than $25,000 worth of stock during any calendar year. The purchase price for shares to be purchased under the ESPP is 85% of the lesser of the market price of the Company's common stock on the first trading date of an offering period or on any purchase date during an offering period (June 30 or December 31).

The ESPP authorizes the issuance of up to 400,000 shares of common stock pursuant to purchase rights granted to employees. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended. The ESPP contains a restart feature, such that if the market price of the stock at the end of any six-month purchase period is lower than the market price at the original grant date of an offering period, that offering period will terminate after that purchase date, and a new two-year offering period will commence on the January 1 or July 1 immediately following the date the original offering period terminated. This restart feature was triggered on the purchase date that occurred on December 31, 2016, such that the offering period that commenced on July 1, 2016 was terminated, and a new two-year offering period commenced on January 1, 2017 and is scheduled to end on December 31, 2018. The Company applied share-based payment modification accounting to the awards that were initially valued at the grant date to determine the amount of any incremental fair value associated with the modified awards. The impact to stock-based compensation expense for modifications during the six months ended June 30, 2018 was immaterial.

During the six months ended June 30, 2018 and 2017, there were 80,907 and 70,537 shares of common stock, respectively, purchased under the ESPP. The Company recognized $0.2 million and $0.3 million, respectively, in expense related to the ESPP for each of the six months ended June 30, 2018 and 2017.

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company estimates the fair value of shares issued to employees under the ESPP using the Black-Scholes-Merton option-pricing model. The following weighted average assumptions were used in the calculation of fair value of shares under the ESPP at the grant date for the periods indicated:

	Three and Six Months Ended June 30,
	2018	2017
Expected dividend yield	0%	0%
Risk-free interest rate	1.8%	1.0%
Expected volatility	27.7%	28.5%
Expected term (in years)	1.3	1.3

10. LEASES

The Company leases administrative, manufacturing, research, and distribution facilities and various manufacturing, office and transportation equipment through operating lease agreements.

Future minimum lease payments under the Company's operating leases at June 30, 2018 are as follows:

Payments Due by Calendar Year
(In thousands)
2018	$1,008
2019	2,130
2020	2,179
2021	2,221
2022	2,241
Thereafter	6,234
Total minimum lease payments	$16,013

Total lease expense for the three months ended June 30, 2018 and 2017 was $0.5 million and $0.6 million, respectively, and $1.1 million and $1.1 million for the six months ended June 30, 2018 and 2017, respectively.

11. INCOME TAXES
The following table summarizes the Company’s effective tax rate for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Reported tax rate	(0.5)%	(0.6)%	(0.8)%	(0.3)%

The Company recorded a provision for income tax expense for the three and six months ended June 30, 2018 primarily related to foreign and state operations.

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

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. COMMITMENTS AND CONTINGENCIES
In consideration for certain technology, manufacturing, distribution, and selling rights and licenses granted to the Company, the Company has agreed to pay royalties on sales of certain products sold by the Company. Except for the royalties payable to NLT, the royalty payments that the Company made under these agreements are included in the condensed consolidated statements of operations as a component of cost of goods sold.
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

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

13. SEGMENT AND GEOGRAPHIC INFORMATION

Management assessed its segment reporting based on how it internally manages and reports the results of its business to its chief operating decision maker. Management reviews financial results, manages the business and allocates resources on an aggregate basis. Therefore, financial results are reported in a single operating segment: the development, manufacture and marketing of orthobiologics and spinal implants. The Company reports revenue in two product categories: orthobiologics and spinal implants. Orthobiologics products consist of a broad range of advanced and traditional bone graft substitutes that are designed to improve bone fusion rates following a wide range of orthopedic surgeries, including spine, hip and extremities procedures. The spinal implants portfolio consists of an extensive line of products to facilitate spinal fusion in minimally invasive surgery, complex spine, deformity and degenerative procedures.
Revenue, net consisted of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Orthobiologics	$18,641	$17,615	$36,657	$34,740
Spinal implants	17,768	16,581	32,927	31,350
Total revenue, net	$36,409	$34,196	$69,584	$66,090

The Company attributes revenues to geographic areas based on the location of the customer. Total revenue by major geographic area consisted of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
United States	$32,638	$30,353	$62,176	$58,964
International	3,771	3,843	7,408	7,126
Total revenue, net	$36,409	$34,196	$69,584	$66,090

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The terms “we,” “us,” “our,” “SeaSpine” or the “Company” refer collectively to SeaSpine Holdings Corporation and its wholly-owned subsidiaries, unless otherwise stated. All information in this report is based on our fiscal year. Unless otherwise stated, references to particular years, quarters, months or periods refer to our fiscal years ending December 31 and the associated quarters, months and periods of those fiscal years.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). The matters discussed in these forward-looking statements are subject to risk and uncertainties that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. Such risks and uncertainties may also give rise to future claims and increase exposure to contingent liabilities. Please see the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2017 (the 2017 10-K) for a discussion of the uncertainties, risks and assumptions associated with these statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
You can identify these forward-looking statements by forward-looking words such as “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should,” “would” and similar expressions.
These risks and uncertainties arise from (among other factors):

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

•
our ability to attract and retain new, high-quality independent sales agents, whether because of inability to agree on financial or other contractual terms or otherwise, disruption to our existing distribution network as new independent sales agents are added, and the ability of new independent sales agents to generate growth or offset disruption to existing independent sales agents;

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

These factors should not be construed as exhaustive and should be read with the other cautionary statements included in this report.
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
Our U.S. sales organization consists of regional and territory managers who oversee a broad network of independent orthobiologics and spinal implant sales agents. We pay these sales agents commissions based on the sales of our products. Our international sales organization consists of a sales management team that oversees a network of independent orthobiologics and spinal implant stocking distributors that purchase products directly from us and independently sell them. For the six months ended June 30, 2018 and 2017, international sales accounted for approximately 11% and 11% of our revenue, respectively. Our policy is not to sell our products through or to participate in physician-owned distributorships.

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

Cost of Goods Sold
Cost of goods sold primarily consists of the costs of finished goods purchased directly from third parties and raw materials used in the manufacture of our products, plant and equipment overhead, labor costs, packaging costs, amortization of product technology intangible assets and freight. The majority of our orthobiologics products are designed and manufactured internally. The cost of human tissue and fixed manufacturing overhead costs are significant drivers of the cost of goods sold and consequently our orthobiologics products, at current production volumes, generate lower gross margin than our spinal implant products. We rely on third-party suppliers to manufacture our spinal implant products, and we assemble them into surgical sets at our kitting and distribution centers. The cost to inspect incoming finished goods and assemble them into new surgical sets is included in the cost of goods sold. Other costs included in cost of goods sold include amortization of product technology intangible assets, royalties, shipping, and charges for expired, excess and obsolete inventory. We expect our cost of goods sold to continue to increase in absolute dollars as our sales volume increases over time.
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

RESULTS OF OPERATIONS

	Three Months Ended June 30,		2018 vs. 2017	Six Months Ended June 30,		2018 vs. 2017
(In thousands, except percentages)	2018	2017	% Change	2018	2017	% Change
Total revenue, net	$36,409	$34,196	6.5%	$69,584	$66,090	5.3%
Cost of goods sold	14,560	13,994	4.0%	26,739	27,166	(1.6)%
Gross profit	21,849	20,202	8.2%	42,845	38,924	10.1%
Gross margin	60.0%	59.1%		61.6%	58.9%
Operating expenses:
Selling, general and administrative	25,432	24,249	4.9%	49,899	48,219	3.5%
Research and development	2,791	3,344	(16.5)%	5,580	6,394	(12.7)%
Intangible amortization	792	792	—%	1,584	1,584	—%
Total operating expenses	29,015	28,385	2.2%	57,063	56,197	1.5%
Operating loss	(7,166)	(8,183)	(12.4)%	(14,218)	(17,273)	(17.7)%
Other (expense) income, net	(157)	185	(184.9)%	(137)	172	(179.7)%
Loss before income taxes	(7,323)	(7,998)	(8.4)%	(14,355)	(17,101)	(16.1)%
Provision for income taxes	38	45	(15.6)%	111	45	146.7%
Net loss	$(7,361)	$(8,043)	(8.5)%	$(14,466)	$(17,146)	(15.6)%

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017
Revenue
Total revenue, net for the three months ended June 30, 2018, was $36.4 million, an increase of 6.5% compared to the same period in 2017.

	Three Months Ended June 30,		2018 vs. 2017
	2018	2017	% Change
	(In thousands)
Orthobiologics	$18,641	$17,615	5.8%
United States	16,613	15,975	4.0%
International	2,028	1,640	23.7%

Spinal Implants	$17,768	$16,581	7.2%
United States	16,025	14,378	11.5%
International	1,743	2,203	(20.9)%

Total revenue, net	$36,409	$34,196	6.5%

	Three Months Ended June 30,		2018 vs. 2017
	2018	2017	% Change
	(In thousands)
United States	$32,638	$30,353	7.5%
International	3,771	3,843	(1.9)%
Total revenue, net	$36,409	$34,196	6.5%
Revenue from sales of orthobiologics was $18.6 million for the three months ended June 30, 2018, an increase of $1.0 million or 5.8%, from the same period in 2017. Revenue from sales of our orthobiologics products in the United States increased $0.6 million to $16.6 million for the three months ended June 30, 2018 compared to the same period in 2017 and was driven primarily by growth in sales of our demineralized bone matrix (DBM) products. Revenue from international sales of our orthobiologics products, which can be volatile from quarter to quarter because of irregular ordering patterns from our stocking distributors, increased $0.4 million for the three months ended June 30, 2018 compared to the same period in 2017, which was primarily attributable to increased sales in Europe.
Revenue from sales of spinal implants was $17.8 million for the three months ended June 30, 2018, an increase of $1.2 million or 7.2%, from the same period in 2017. Revenue from sales of spinal implants in the United States increased $1.6 million to $16.0 million for the three months ended June 30, 2018 compared to the same period in 2017, primarily due to growth contributed by recently launched products. Revenue from international sales of spinal implants, which can be volatile from quarter to quarter because of irregular ordering patterns from our stocking distributors, decreased $0.5 million for the three months ended June 30, 2018 compared to the same period in 2017, which was primarily attributable to decreased sales in Latin America and Europe.
Cost of Goods Sold and Gross Margin
Cost of goods sold increased $0.6 million, to $14.6 million for the three months ended June 30, 2018, compared to the same period in 2017. Gross margin was 60.0% for the three months ended June 30, 2018 and 59.1% for the same period in 2017. The increase in gross margin was mainly driven by higher gross margins associated with U.S. spinal implant sales, which were higher as a percentage of total revenue compared to the same period of the prior year.
Cost of goods sold included $0.8 million and $0.9 million of amortization for product technology intangible assets for the three months ended June 30, 2018 and 2017, respectively.

Selling, General and Administrative
SG&A expenses increased $1.2 million to $25.4 million for the three months ended June 30, 2018 compared to the same period in 2017. The increase was mainly driven by higher sales commission expense and compensation expenses primarily related to the expansion of our medical education and training organization as well as the hiring of additional product managers to support the successful launch of new products. These increases were partially offset by a $0.8 million non-cash gain due to a decrease in the fair value of contingent consideration liabilities related to the NLT acquisition and lower stock-based compensation expense.
Research and Development
R&D expenses decreased $0.6 million to $2.8 million, or 7.7% of revenue, for the three months ended June 30, 2018 compared to the same period in 2017. The decrease was primarily driven by lower stock-based compensation expense, contract research service fees and transition services fees.
Intangible Amortization
Intangible amortization expense, excluding the amounts reported in cost of goods sold for product technology intangible assets, remained consistent at $0.8 million     for both the three months ended June 30, 2018 and 2017.
Income Taxes

	Three Months Ended June 30,
	2018	2017
	(In thousands)
Loss before income taxes	$(7,323)	$(7,998)
Benefit for income taxes	38	45
Effective tax rate	(0.5)%	(0.6)%

We reported income tax expense for the three months ended June 30, 2018 primarily related to foreign and state operations.
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

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017
Revenue
Total revenue, net for the six months ended June 30, 2018 was $69.6 million an increase of 5.3% compared to the same period in 2017.

	Six Months Ended June 30,		2018 vs. 2017
	2018	2017	% Change
	(In thousands)
Orthobiologics	$36,657	$34,740	5.5%
United States	32,450	31,077	4.4%
International	4,207	3,663	14.9%

Spinal Implants	$32,927	$31,350	5.0%
United States	29,726	27,887	6.6%
International	3,201	3,463	(7.6)%

Total revenue, net	$69,584	$66,090	5.3%

	Six Months Ended June 30,		2018 vs. 2017
	2018	2017	% Change
	(In thousands)
United States	$62,176	$58,964	5.4%
International	7,408	7,126	4.0%
Total revenue, net	$69,584	$66,090	5.3%
Revenue from orthobiologics sales totaled $36.7 million for the six months ended June 30, 2018, an increase of $1.9 million, from the same period in 2017. Revenue from sales of our orthobiologics in the United States increased $1.4 million for the six months ended June 30, 2018 compared to the same period in 2017 and was driven by growth in our DBM franchise. Revenue from international sales of our orthobiologics products, which can be volatile from quarter to quarter because of irregular ordering patterns from our stocking distributors, increased $0.5 million for the six months ended June 30, 2018 compared to the same period in 2017, which was primarily attributable to increased sales in Europe.
Revenue from spinal implant sales totaled $32.9 million for the six months ended June 30, 2018, an increase of $1.6 million, from the same period in 2017. Revenue from sales of our spinal implants in the United States increased $1.8 million for the six months ended June 30, 2018 compared to the same period in 2017, primarily due to the revenue growth contributed by recently launched products. Revenue from international sales of our spinal implant products, which can be volatile from quarter to quarter because of irregular ordering patterns from our stocking distributors, decreased $0.3 million for the six months ended June 30, 2018 compared to the same period in 2017, which was primarily attributable to decreased sales in Latin America and Europe.
Cost of Goods Sold and Gross Margin
Cost of goods sold decreased $0.4 million, to $26.7 million for the six months ended June 30, 2018, compared to the same period in 2017. Gross margin was 61.6% for the six months ended June 30, 2018, compared to 58.9% for the same period in 2017. The increase in gross margin was mainly driven by lower raw material and manufacturing costs for orthobiologics products manufactured at our Irvine, California facility and lower excess and obsolete inventory charges in six months ended June 30, 2018.
Cost of goods sold included $1.7 million and $1.8 million of amortization for product technology intangible assets, for the six months ended June 30, 2018 and 2017, respectively.

Selling, General and Administrative
SG&A expenses increased $1.7 million to $49.9 million for the six months ended June 30, 2018 compared to the same period in 2017. The increase was mainly driven by higher sales commission expense and compensation expenses primarily related to the expansion of our medical education and training organization as well as the hiring of additional product managers to support the successful launch of new products, and the costs associated with our global sales meeting. These increases were partially offset by a $0.7 million non-cash gain due to a decrease in the fair value of contingent consideration liabilities related to the NLT acquisition as well as lower stock-based compensation expense and legal and audit fees.
Research and Development
R&D expenses decreased $0.8 million to $5.6 million, or 8.0% of revenue, for the six months ended June 30, 2018 compared to the same period in 2017. The decrease was primarily driven by lower stock-based compensation expense and contract research service fees.
Intangible Amortization
Intangible amortization expense, excluding the amounts reported in cost of goods sold for product technology intangible assets, remained consistent at $1.6 million for both the six months ended June 30, 2018 and 2017.

Income Taxes

	Six Months Ended June 30,
	2018	2017
	(In thousands)
Loss before income taxes	$(14,355)	$(17,101)
Provision for income taxes	111	45
Effective tax rate	(0.8)%	(0.3)%

We reported income tax expense for the six months ended June 30, 2018 primarily related to foreign and state operations.
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
Loss before income taxes includes the following special charges/(gains) for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Special Charges/(Gains):			(In thousands)
(Gain) loss from change in fair value of contingent consideration liabilities(1)	$(791)	$160	$(717)	$345
Total Special Charges/(Gains)	$(791)	$160	$(717)	$345
(1) Relates to the net (decrease)/increase in the fair value of contingent liabilities associated with the NLT acquisition in 2016.
The items reported above are reflected in the consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
			(In thousands)
Selling, general and administrative	$(791)	$160	$(717)	$457
Other income	—	—	—	(112)
Total Special Charges/(Gains)	$(791)	$160	$(717)	$345

Liquidity and Capital Resources
Overview

As of June 30, 2018, we had cash and cash equivalents totaling approximately $13.3 million, and $17.0 million of current borrowing capacity was available under our credit facility. We believe that our cash and cash equivalents on hand and the amount currently available to us under our credit facility will be sufficient to fund our operations for at least the next twelve months.

Credit Facility

We have a $30.0 million credit facility with Wells Fargo Bank, National Association which matures in July 2021, subject to a one-time, one-year extension at our election. In addition, at any time through July 27, 2020, we may increase the borrowing limit by up to an additional $10.0 million, subject to us having sufficient amounts of eligible accounts receivable and inventory and to customary conditions precedent, including obtaining the commitment of lenders to provide such additional amount. At June 30, 2018, we had $4.0 million in outstanding borrowings under the credit facility. The borrowing capacity under the credit facility is determined monthly and is based on the amount of our eligible accounts receivable and inventory balances and qualified cash (as defined in the credit facility). Depending on the extent to which our eligible accounts receivable and inventory balances increase, our borrowing capacity could increase by as much as an additional $5.5 million from the $17.0 million available as of June 30, 2018 before we must maintain the minimum fixed charge coverage ratio as discussed below. The credit facility contains various customary affirmative and negative covenants, including prohibiting us from incurring indebtedness without the lender’s consent. Under the credit facility, if our Total Liquidity (as defined in the credit facility) is less than $5.0 million, we must maintain a minimum fixed charge coverage ratio of 1.10 to 1.00 for the applicable measurement period. Our Total Liquidity was $27.3 million at June 30, 2018, and therefore that financial covenant was not applicable at that time.

Business Combinations

In August 2016, we entered into an asset purchase agreement with NLT to acquire certain of the assets of NLT’s medical device business related to the expandable interbody medical devices. We made an up-front cash payment of $1.0 million in connection with the initial closing in September 2016 and issued 350,000 shares of our common stock in January 2017 as contingent closing consideration. At June 30, 2018, we recorded a $2.1 million liability representing the estimated fair value of future contingent milestone payments related to the achievement of certain commercial milestones, which we anticipate will become payable at varying times between 2019 and 2023, and a $1.5 million liability representing the estimated fair value of future contingent royalty payments based on percentages of our future net sales of certain of the products and technology we acquired, which we anticipate will be payable at varying times between 2018 and 2028. The contingent milestone payments, if any, are payable in cash or in shares of our common stock, at our election. The contingent royalty payments are payable in cash.

At The Market Program

In August 2016, we entered into an equity distribution agreement (Distribution Agreement) with Piper Jaffray & Co. (Piper Jaffray), pursuant to which we may offer and sell shares of our common stock in “at the market” (ATM) offerings (as defined in Rule 415 of the Securities Act of 1933, as amended) having an aggregate offering price up to $25.0 million in gross proceeds from time to time through Piper Jaffray acting as sales agent. The shares offered and sold under the Distribution Agreement are covered by a registration statement on Form S-3 that was declared effective on August 24, 2016. Under the Distribution Agreement, during the six months ended June 30, 2018, we sold 882,332 shares of common stock at an average price per share of $10.00 and received net proceeds of approximately $8.5 million (net of $0.3 million of offering costs). We intend to continue using the net proceeds for general corporate purposes, including sales and marketing expenditures aimed at growing our business, research and development expenditures focused on product development, and investments in inventory and spinal instruments and sets. We have consumed the $25.0 million in capacity under the Distribution Agreement as of June 30, 2018.

In May 2018, we entered into another equity distribution agreement with Piper Jaffray (the May 2018 Distribution Agreement), pursuant to which we may offer and sell shares of our common stock in ATM offerings having an aggregate offering price up to $50.0 million in gross proceeds from time to time through Piper Jaffray acting as sales agent. The shares offered and sold under the May 2018 Distribution Agreement are covered by a registration statement on Form S-3 that was declared effective on August 24, 2016.

We did not sell any shares of common stock under the May 2018 Distribution Agreement during the six months ended June 30, 2018. We have not consumed any of the $50.0 million in capacity under the May 2018 Distribution Agreement as of June 30, 2018. Future sales, if any, will depend on a variety of factors including, but not limited to, market conditions, the trading price of our common stock and our capital needs. We intend to use any net proceeds for general corporate purposes, including sales and marketing expenditures aimed at growing our business, research and development expenditures focused on product development, and investments in inventory and spinal instruments and sets.
Cash and Cash Equivalents
We had cash and cash equivalents totaling approximately $13.3 million and $10.8 million at June 30, 2018 and December 31, 2017, respectively.
Cash Flows

	Six Months Ended June 30,		2018 vs. 2017
	2018	2017	% Change
	(In thousands)
Net cash used in operating activities	$(6,785)	$(3,940)	72.2%
Net cash used in investing activities	(3,402)	(3,173)	7.2%
Net cash provided by financing activities	12,711	4,563	178.6%
Effect of exchange rate changes on cash and cash equivalents	(49)	271	(118.1)%
Net change in cash and cash equivalents	$2,475	$(2,279)	(208.6)%

Net Cash Used in Operating Activities
Net cash used in operating activities for the six months ended June 30, 2018 increased by $2.8 million compared to the same period in 2017. The increase was primarily due to 2017 performance incentive bonuses for executive management being paid in cash in 2018, whereas 2016 performance incentive bonuses for the executive team were paid via equity in lieu of cash in 2017, and increased sales commission payments during the 2018 period compared to the 2017 period.
Net Cash Used in Investing Activities
Net cash used in investing activities was $3.4 million for the six months ended June 30, 2018 compared to $3.2 million for the same period in 2017. The increase was primarily due to larger investments in spinal instruments and sets to support recent spinal implant product launches.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $12.7 million for the six months ended June 30, 2018 and was comprised of $8.5 million of net proceeds from the sale of shares of our common stock under the ATM equity offering program, $4.0 million in borrowings under our revolving line of credit, $0.5 million in proceeds from the issuance of stock under our ESPP, and $0.3 million in proceeds from the exercise of stock options. We used $0.5 million of cash for tax payments we made on our employees' behalf for shares we withheld from such employees on the vesting of restricted stock awards to cover statutory tax withholding requirements.
Off-Balance Sheet Arrangements
There were no off-balance sheet arrangements as of June 30, 2018 that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our business.

Contractual Obligations and Commitments

There have been no material changes outside the ordinary course of our business to the contractual obligations disclosed in the 2017 10-K.

Other Matters
Critical Accounting Policies and the Use of Estimates

Our discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparing these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities, and the reported amounts of revenues and expenses. Significant estimates affecting amounts reported or disclosed in the consolidated financial statements include revenue recognition, allowances for doubtful accounts receivable and sales return and other credits, net realizable value of inventories, amortization periods for acquired intangible assets, estimates of projected cash flows and discount rates used to value intangible assets and test them for impairment, estimates of projected cash flows and assumptions related to the timing and probability of the product launch dates, discount rates matched to the timing of payments, and probability of success rates used to value contingent consideration liabilities from business combinations, estimates of projected cash flows and depreciation and amortization periods for long-lived assets, valuation of stock-based compensation, computation of taxes and valuation allowances recorded against deferred tax assets, and loss contingencies. These estimates are based on historical experience and on various other assumptions believed to be reasonable under the current circumstances. Actual results could differ from these estimates.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The market risk exposures described in Part II, Item 7A of the 2017 10-K have not materially changed during the six months ended June 30, 2018.

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

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs

April 1- April 30	311	$9.99	—	—
May 1- May 31	300	$11.38	—	—
June 1- June 30	1,055	$12.34	—	—

(1)	These shares were surrendered to the Company to satisfy tax withholdings obligations in connection with the vesting of restricted stock awards.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1(a)(1)
SeaSpine Holdings Corporation Amended and Restated 2015 Incentive Award Plan - Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement. (used for grants on and after February 1, 2018)

10.1(b)#*
SeaSpine Holdings Corporation Amended and Restated 2015 Incentive Award Plan - Form of Stock Option Grant Notice and Stock Option Agreement. (used for grants on and after June 6, 2018 for Senior Leadership Team Members)

10.1(c)*
SeaSpine Holdings Corporation Amended and Restated 2015 Incentive Award Plan - Form of Stock Option Grant Notice and Stock Option Agreement. (used for grants on and after June 6, 2018 for Non-Senior Leadership Team Members)

10.2 (a)(2)	SeaSpine Holdings Corporation 2018 Employment Inducement Incentive Award Plan

10.2(b)(2)	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the SeaSpine Holdings Corporation 2018 Employment Inducement Incentive Award Plan

10.2(c)(2)	Form of Stock Option Grant Notice and Stock Option Agreement under the SeaSpine Holdings Corporation 2018 Employment Inducement Incentive Award Plan (for Senior Leadership Team Members)

10.2(d)(2)	Form of Stock Option Grant Notice and Stock Option Agreement under the SeaSpine Holdings Corporation 2018 Employment Inducement Incentive Award Plan (for Non-Senior Leadership Team Members)

10.3*	Non-Employee Director Compensation Program

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*†	XBRL Instance Document

101.SCH*†	XBRL Taxonomy Extension Schema Document

101.CAL*†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*†	XBRL Definition Linkbase Document

101.LAB*†	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*†	XBRL Taxonomy Extension Presentation Linkbase Document

#	Management compensatory contract or plan.
*	Filed herewith

**
These certifications are being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation by reference language in such filing.

(1)	Incorporated by reference from the registrant’s annual report on Form 10-K filed on March 2, 2018.
(2)	Incorporated by reference from the registrant’s Form S-8 filed on July 2, 2018.

† The financial information of SeaSpine Holdings Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 filed on July 30, 2018 formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Loss, (iii) the Condensed Consolidated Balance Sheets, (iv) Parenthetical Data to the Condensed Consolidated Balance Sheets, (v) the Condensed Consolidated Statements of Cash Flows, (vi) the Condensed Consolidated Statement of Equity, and (vii) Notes to Unaudited Condensed Consolidated Financial Statements, is furnished electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEASPINE HOLDINGS CORPORATION

Date:	July 30, 2018	/s/ Keith C. Valentine
Keith C. Valentine
President and Chief Executive Officer
(Principal Executive Officer)

Date:	July 30, 2018	/s/ John J. Bostjancic
John J. Bostjancic
Chief Financial Officer
(Principal Financial Officer)