Form 10-Q
period 2018-09-30
SeaSpine Holdings Corp
filed 2018-11-06
CIK 1637761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of October 30, 2018 was 18,532,759.

SEASPINE HOLDINGS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SEASPINE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Total revenue, net	$35,834	$31,742	$105,418	$97,832
Cost of goods sold	14,247	12,176	40,986	39,342
Gross profit	21,587	19,566	64,432	58,490
Operating expenses:
Selling, general and administrative	27,041	23,674	76,940	71,893
Research and development	3,203	2,834	8,783	9,228
Intangible amortization	792	792	2,376	2,376
Total operating expenses	31,036	27,300	88,099	83,497
Operating loss	(9,449)	(7,734)	(23,667)	(25,007)
Other (expense) income, net	(190)	215	(327)	387
Loss before income taxes	(9,639)	(7,519)	(23,994)	(24,620)
(Benefit) provision for income taxes	(107)	(57)	4	(12)
Net loss	$(9,532)	$(7,462)	$(23,998)	$(24,608)
Net loss per share, basic and diluted	$(0.65)	$(0.58)	$(1.66)	$(2.04)
Weighted average shares used to compute basic and diluted net loss per share	14,750	12,815	14,477	12,079

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEASPINE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(9,532)	$(7,462)	$(23,998)	$(24,608)
Other comprehensive (loss) income
Foreign currency translation adjustments	(57)	166	(238)	567
Comprehensive loss	$(9,589)	$(7,296)	$(24,236)	$(24,041)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEASPINE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except par value data)

	September 30, 2018	December 31, 2017

ASSETS
Current assets:
Cash and cash equivalents	$11,782	$10,788
Trade accounts receivable, net of allowances of $451 and $466	20,673	21,872
Inventories	42,942	41,721
Prepaid expenses and other current assets	2,654	2,037
Total current assets	78,051	76,418
Property, plant and equipment, net	22,949	22,063
Intangible assets, net	30,336	35,207
Other assets	1,033	786
Total assets	$132,369	$134,474
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable, trade	10,626	7,385
Accrued compensation	6,525	5,833
Accrued commissions	4,760	5,793
Contingent consideration liabilities	793	207
Other accrued expenses and current liabilities	4,077	3,939
Total current liabilities	26,781	23,157
Long-term borrowings under credit facility	7,262	—
Contingent consideration liabilities	2,636	4,228
Other liabilities	1,476	1,436
Total liabilities	38,155	28,821

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value; 15,000 authorized; no shares issued and outstanding at September 30, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value; 60,000 authorized; 14,792 and 13,508 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	148	135
Additional paid-in capital	219,628	206,844
Accumulated other comprehensive income	1,712	1,950
Accumulated deficit	(127,274)	(103,276)
Total stockholders' equity	94,214	105,653
Total liabilities and stockholders' equity	$132,369	$134,474

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEASPINE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2018	2017
OPERATING ACTIVITIES:
Net loss	$(23,998)	$(24,608)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,950	8,184
Instrument replacement expense	1,269	1,146
Provision for excess and obsolete inventories	2,940	3,229
Amortization of debt issuance costs	94	104
Deferred income tax provision	36	103
Stock-based compensation	3,449	4,505
Gain from change in fair value of contingent consideration liabilities	(893)	(897)
Changes in assets and liabilities:
Accounts receivable	1,069	1,405
Inventories	(3,446)	1,814
Prepaid expenses and other current assets	(622)	(653)
Other non-current assets	(218)	(11)
Accounts payable	3,763	(1,160)
Accrued commissions	(1,032)	166
Other accrued expenses and current liabilities	898	2,600
Other non-current liabilities	140	(36)
Net cash used in operating activities	(8,601)	(4,109)
INVESTING ACTIVITIES:
Purchases of property and equipment	(6,565)	(5,518)
Additions to technology assets	—	(200)
Net cash used in investing activities	(6,565)	(5,718)
FINANCING ACTIVITIES:
Borrowings under credit facility	7,000	—
Repayments of credit facility	—	(4,020)
Repayments of short-term debt	—	(445)
Proceeds from issuance of common stock, net of offering costs- ATM transactions	8,514	15,557
Proceeds from issuance of common stock- employee stock purchase plan	546	453
Proceeds from exercise of stock options	886	35
Repurchases of common stock for income tax withheld upon vesting of restricted stock awards and restricted stock units	(600)	(48)
Payment of contingent consideration liabilities in connection with acquisition of business	(113)	—
Net cash provided by financing activities	16,233	11,532
Effect of exchange rate changes on cash and cash equivalents	(73)	418
Net change in cash and cash equivalents	994	2,123
Cash and cash equivalents at beginning of period	10,788	14,566
Cash and cash equivalents at end of period	$11,782	$16,689
Supplemental disclosures of cash flow information:
Cash paid for interest	$109	$287
Non-cash operating activities:
Settlement of bonus in payment of restricted stock units	$—	$970
Non-cash investing activities:
Property and equipment in liabilities	$538	$972

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEASPINE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)
(In thousands)

	Common Stock		Additional	Accumulated Other		Total
	Number of		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance December 31, 2017	13,508	$135	$206,844	$1,950	$(103,276)	$105,653
Net loss	—	—	—	—	(23,998)	(23,998)
Foreign currency translation adjustment	—	—	—	(238)	—	(238)
Issuance of common stock upon vesting of restricted stock units	256	3	(1)	—	—	2
Issuance of common stock under employee stock purchase plan	81	1	545	—	—	546
Issuance of common stock, net of offering costs- ATM transactions	882	9	8,505	—	—	8,514
Issuance of common stock- exercise of stock options	67	—	886	—	—	886
Repurchases of common stock for income tax withheld upon vesting of restricted stock awards and restricted stock units	(2)	—	(600)	—	—	(600)
Stock-based compensation	—	—	3,449	—	—	3,449
Balance September 30, 2018	14,792	$148	$219,628	$1,712	$(127,274)	$94,214

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
The Company’s financial statements are presented on a consolidated basis. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. The unaudited interim condensed consolidated financial statements do not include all information and disclosures required by GAAP for annual audited financial statements and should be read with the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K filed with the SEC. In the opinion of management, the unaudited interim condensed consolidated financial statements included in this report have been prepared on the same basis as the Company's audited consolidated financial statements and include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations, cash flows, and statement of equity for periods presented. The results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results expected for the full year. The condensed consolidated balance sheet as of December 31, 2017 was derived from the audited consolidated financial statements for the year ended December 31, 2017.
Concentration of Risk

Integra and PcoMed, LLC (PcoMed) entered into a Supply Agreement on May 15, 2013 (Supply Agreement), which was subsequently assigned to the Company by Integra on May 21, 2015. For the quarter ending September 30, 2018, the sales of products incorporating the technology licensed and supplied to the Company pursuant to the Supply Agreement exceeded 10% of the Company's revenue.

Pursuant to the Supply Agreement, PcoMed granted the Company a worldwide exclusive license to sell certain of its products treated with certain proprietary PcoMed technology (Treatment) for use in the spinal interbody and intervertebral market (Treated Products). PcoMed serves as the sole supplier of the Treatment. As consideration for the license and the Treatment, the Company paid to PcoMed initial milestone payments prior to the initial sale and the Company will pay PcoMed a low single digit royalty on the Company’s net sales of all Treated Products. In the event the Company fails to meet any of its payment obligations, the license will, at PcoMed’s option and following a cure period, convert to a non-exclusive license. The Supply Agreement contains customary representations and termination provisions, including for material breach and bankruptcy. Each of the Company and PcoMed retain the rights to their respective intellectual property.

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

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU or Update) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The new standard provides a five-step approach to be applied to all contracts with customers. The new standard also requires expanded disclosure about revenue recognition. The new standard as amended by ASU 2015-14, ASU 2016-10 and ASU 2016-12, will be effective for the Company beginning on January 1, 2019. The Company performed a preliminary assessment of the impact of this new standard on its consolidated financial statements. In assessing the impact, the Company has outlined all revenue streams, and has considered the five steps outlined in the standard for product sales, from which substantially all the Company's revenue is generated. The Company is analyzing the impact of this new standard on all revenue streams and on all contracts with customers, including by reviewing contracts and current accounting policies and practices to identify potential differences that would result from applying the requirements under the new standard. The Company plans to adopt the new standard using the modified retrospective method. The Company will continue to evaluate the future impact of the new standard throughout 2018.

In February 2016, the FASB issued Update No. 2016-02, Leases (Topic 842). The new standard requires lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms of greater than twelve months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. The new standard must be adopted using the modified retrospective approach. The standard will be effective for the Company beginning on January 1, 2020 with early adoption permitted. The Company does not plan to early adopt and expects to apply the transition practical expedients allowed by the standard. In July 2018, the FASB issued Update No. 2018-10, Codification Improvements to Topic 842 (Leases) and Update No. 2018-11, Leases (Topic 842):Targeted Improvements. The amendments in ASU 2018-10 and ASU 2018-11 provide additional clarification and implementation guidance on certain aspects of the previously issued ASU 2016-02 and have the same effective date and transition requirements as ASU 2016-02. Note 10 to the Condensed Consolidated Financial Statements provides details on the Company’s current lease arrangements. While the Company continues to evaluate the impact of this new standard on its consolidated financial statements, the Company currently expects the primary impact will be to record right-of-use assets and lease liabilities for existing operating leases in the consolidated balance sheets. The Company does not currently expect the adoption of this new standard to have a material impact on its consolidated results of operations or cash flows.

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

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

than an entity's adoption date of Topic 606. The Company is evaluating the impact of this standard on its consolidated financial statements.

In July 2018, the FASB issued Update No. 2018-09, Codification Improvements. This Update includes several amendments to the Codification intended to clarify, improve, or correct errors in the Codification. Some amendments do not require transition guidance and are effective upon issuance. The amendments requiring transition guidance will be effective for the Company beginning on January 1, 2020. The Company is evaluating the impact of this standard on its consolidated financial statements.

In August 2018, the FASB issued Update No. 2018-13, Fair Value Measurement (Topic 820)-Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this Update modify the disclosure requirements on fair value measurements in Topic 820 based on the concepts in the Concepts Statement including the consideration of costs and benefits. The new standard will be effective for the Company beginning on January 1, 2020. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this Update and delay adoption of the additional disclosures until their effective date. The Company is evaluating the impact of this standard on its consolidated financial statements.

In August 2018, the FASB issued Update No. 2018-15, Intangibles-Goodwill and Other-Internal Use Software (Subtopic 350-40). The amendments in this Update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The new standard will be effective for the Company beginning on January 1, 2021. Early adoption is permitted. The Company is evaluating the impact of this standard on its consolidated financial statements.

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

Net Loss Per Share

Basic and diluted net loss per share was calculated using the weighted-average number of shares of common stock outstanding during the period. The weighted average number of shares used to compute diluted net loss per share excludes any assumed exercise of stock options, any assumed issuance of common stock under restricted stock awards and units, and any assumed issuances under the employee stock purchase plan, as the effect, in each case, would be antidilutive. Common stock equivalents of 3.4 million shares for each of the three and nine months ended September 30, 2018, and 2017 were excluded from the calculation because of their antidilutive effect.

3. TRANSACTIONS WITH INTEGRA

Prior to the spin-off, and pursuant to certain supply agreements subsequent to the spin-off, SeaSpine purchased a portion of raw materials and finished goods from Integra for SeaSpine's Mozaik family of products, and SeaSpine contract manufactured certain finished goods for Integra. The Company's purchases of raw materials and Mozaik product finished goods from Integra totaled $0.1 million and $0.4 million for the three and nine months ended September 30, 2017, respectively. The Company's sale of finished goods sold to Integra under its contract manufacturing arrangement was immaterial for the three months ended September 30, 2017 and totaled $0.4 million for the nine months ended September 30, 2017. The Company determined that Integra does not meet the definition of a related party requiring disclosure in accordance with Accounting Standards Codification Topic 850, Related Party Disclosures as of September 30, 2018.

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. DEBT AND INTEREST

Credit Agreement
In December 2015, the Company entered into a three-year credit facility with Wells Fargo Bank, National Association, which was amended in October 2016 and in July 2018 (as amended, the Credit Facility). The Credit Facility provides an asset-backed revolving line of credit of up to $30.0 million with a maturity date of July 27, 2021, which is subject to a one-time, one-year extension at the Company's election. In addition, under the Credit Facility, at any time through July 27, 2020, the Company may increase the $30.0 million borrowing limit by up to an additional $10.0 million, subject to the Company having sufficient amounts of eligible accounts receivable and inventory and to customary conditions precedent, including obtaining the commitment of lenders to provide such additional amount. In connection with the Credit Facility, the Company was required to become a guarantor and to provide a security interest in substantially all its assets for the benefit of the counterparty.

In June 2018 and September 2018, the Company borrowed $4.0 million and $3.0 million under the Credit Facility, respectively. The Company elected to have the LIBOR rate apply to the amounts borrowed with an interest period of six months commencing on June 28, 2018 and three months commencing on September 25, 2018, respectively. At September 30, 2018, $7.3 million in total debt was outstanding, and the Company had $15.3 million of current borrowing capacity, under the Credit Facility. As of September 30, 2018, the effective interest rate on the amounts borrowed was 4.95%. There were no amounts outstanding under the Credit Facility at December 31, 2017. Debt issuance costs and legal fees related to the Credit Facility totaling $0.6 million were recorded as a deferred asset and are being amortized ratably over the term of the arrangement.

On November 2, 2018 the Company repaid the entire $7.3 million of outstanding borrowings under the Credit Facility.

Borrowings under the Credit Facility accrue interest at the rate then applicable to base rate loans (as customarily defined), unless and until converted into LIBOR rate loans (as customarily defined) in accordance with the Credit Facility. Borrowings bear interest at a floating annual rate equal to (a) during any month for which the Company's average excess availability (as customarily defined) is greater than $20.0 million, (i) base rate plus 1.25 percentage points for base rate loans and (ii) LIBOR rate plus 2.25 percentage points for LIBOR rate loans, (b) during any month for which the Company's average excess availability is greater than $10.0 million but less than or equal to $20.0 million, (i) base rate plus 1.50 percentage points for base rate loans and (ii) LIBOR rate plus 2.50 percentage points for LIBOR rate loans and (c) during any month for which the Company's average excess availability is less than or equal to $10.0 million, (i) base rate plus 1.75 percentage points for base rate loans and (ii) LIBOR rate plus 2.75 percentage points for LIBOR rate loans. The Company will also pay an unused line fee based on the average amount borrowed under the Credit Facility for the most recently completed month. If such average amount is 25% or greater of the maximum borrowing capacity, the unused fee will be equal to 0.375% per annum of the amount unused under the Credit Facility, and if such average amount is less than 25%, the unused line fee will be equal to 0.50% per annum of the amount unused under the Credit Facility. The unused line fee is due on the first day of each month.

The Credit Facility contains various customary affirmative and negative covenants, including prohibiting the Company from incurring indebtedness without the lender’s consent. The Credit Facility also includes a financial covenant that requires the Company to maintain a minimum fixed charge coverage ratio of 1.10 to 1.00 for the applicable measurement period, if the Company's Total Liquidity (as defined in the Credit Facility) is less than $5.0 million. The Company was in compliance with all applicable covenants at September 30, 2018.

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

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. INVENTORIES
Inventories consisted of:

	September 30, 2018	December 31, 2017
	(In thousands)
Finished goods	$27,327	$31,008
Work in process	11,517	6,909
Raw materials	4,098	3,804
	$42,942	$41,721

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
Property, plant and equipment balances and corresponding useful lives were as follows:

	September 30, 2018	December 31, 2017	Useful Lives
	(In thousands)
Leasehold improvement	$5,625	$5,312	Lease Term
Machinery and production equipment	7,775	7,030	3-10 years
Spinal instruments and sets	22,411	20,340	5 years
Information systems and hardware	7,526	7,375	3-7 years
Furniture and fixtures	1,246	991	3-5 years
Construction in progress	7,739	8,136
Total	52,322	49,184
Less accumulated depreciation and amortization	(29,373)	(27,121)
Property, plant and equipment, net	$22,949	$22,063
Depreciation expenses totaled $1.1 million and $1.0 million for the three months ended September 30, 2018 and 2017, respectively, and $3.1 million and $3.1 million for the nine months ended September 30, 2018 and 2017, respectively. The cost of purchased instruments used to replace damaged instruments in existing sets and recorded directly to instrument replacement expense totaled $0.3 million and $0.4 million for the three months ended September 30, 2018 and 2017, respectively, and $1.3 million and $1.1 million for the nine months ended September 30, 2018 and 2017, respectively.

7. IDENTIFIABLE INTANGIBLE ASSETS
Identifiable intangible assets are initially recorded at fair value at the time of acquisition, generally using an income or cost approach. The Company capitalizes costs incurred to renew or extend the term of recognized intangible assets and amortizes those costs over their expected useful lives.

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The components of the Company’s identifiable intangible assets were:

	September 30, 2018
	Weighted Average Life	Cost	Accumulated Amortization	Net
	(Dollars in thousands)
Product technology	12 years	$40,769	$(28,321)	$12,448
Customer relationships	12 years	56,830	(38,942)	17,888
Trademarks/brand names	—	300	(300)	—
		$97,899	$(67,563)	$30,336

	December 31, 2017
	Weighted Average Life	Cost	Accumulated Amortization	Net
	(Dollars in thousands)
Product technology	12 years	$40,769	$(25,827)	$14,942
Customer relationships	12 years	56,830	(36,565)	20,265
Trademarks/brand names	—	300	(300)	—
		$97,899	$(62,692)	$35,207

Annual amortization expense (including amounts reported in cost of goods sold) is expected to be approximately $6.5 million in 2018, $5.8 million in 2019, $4.9 million in 2020, $4.9 million in 2021 and $4.8 million in 2022. For the three months ended September 30, 2018 and 2017, amortization expense totaled $1.6 million and $1.7 million, respectively, and included $0.8 million and $0.9 million, respectively, of amortization of product technology intangible assets that is presented within cost of goods sold. Amortization expense totaled $4.9 million and $5.1 million for the nine months ended September 30, 2018 and 2017, respectively, and included $2.5 million and $2.7 million, respectively, of amortization of product technology intangible assets that is presented within cost of goods sold.

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

The fair values of the Company’s assets and liabilities, including contingent consideration liabilities mentioned above, are measured at fair value on a recurring basis, and are determined under the fair value categories as follows (in thousands):

	Total	Quoted Price in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2018:
Contingent consideration liabilities- current	$793	$—	$—	$793
Contingent consideration liabilities- non-current	2,636	—	—	2,636
Total contingent consideration	$3,429	$—	$—	$3,429

December 31, 2017:
Contingent consideration liabilities- current	$207	$—	$—	$207
Contingent consideration liabilities- non-current	4,228	—	—	4,228
Total contingent consideration	$4,435	$—	$—	$4,435

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

The following table sets forth the changes in the estimated fair value of the Company’s liabilities measured on a recurring basis using significant unobservable inputs (Level 3). The gain or loss from change in fair value of contingent milestone and royalty payments results from updated estimated timing of payments, probability of success rates, the passage of time, updated discount rates matched to the estimated timing of payments, actual net sales of certain products for the three and nine months ended September 30, 2018, and estimated net sales for future royalty payment periods.

Future changes in estimated timing of payments, probability of success rates, or estimated net sales for upcoming royalty payment periods would be expected to have a material impact on the fair value of contingent milestone and royalty payments.

Three Months Ended September 30, 2018:	(in thousands)
Balance as of June 30, 2018	$3,651
Contingent consideration liabilities settled	(46)
Gain from change in fair value of contingent consideration recorded in selling, general and administrative expenses	(176)
Fair value at September 30, 2018	$3,429

Nine Months Ended September 30, 2018:	(in thousands)
Balance as of January 1, 2018	$4,435
Contingent consideration liabilities settled	(113)
Gain from change in fair value of contingent consideration recorded in selling, general and administrative expenses	(893)
Fair value at September 30, 2018	$3,429

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

In August 2016, the Company entered into an equity distribution agreement (Distribution Agreement) with Piper Jaffray & Co. (Piper Jaffray), pursuant to which the Company may offer and sell shares of its common stock in “at the market” (ATM) offerings (as defined in Rule 415 of the Securities Act of 1933, as amended) having an aggregate offering price up to $25.0 million in gross proceeds from time to time through Piper Jaffray acting as sales agent. The shares offered and sold under the Distribution Agreement are covered by a registration statement on Form S-3 that was declared effective on August 24, 2016. Under the Distribution Agreement, during the nine months ended September 30, 2018, the Company sold 882,332 shares of common stock at an average price per share of $10.00 and received net proceeds of approximately $8.5 million (net of $0.3 million of offering costs). The Company has consumed the $25.0 million in capacity under the Distribution Agreement as of September 30, 2018. The Company intends to continue using the net proceeds for general corporate purposes, including sales and marketing expenditures aimed at growing its business, research and development expenditures focused on product development, and investments in inventory and spinal instruments and sets.

In May 2018, the Company entered into another equity distribution agreement with Piper Jaffray (the May 2018 Distribution Agreement), pursuant to which the Company may offer and sell shares of its common stock in ATM offerings having an aggregate offering price up to $50.0 million in gross proceeds from time to time through Piper Jaffray acting as sales agent. The shares offered and sold under the May 2018 Distribution Agreement are covered by a registration statement on Form S-3 that was declared effective on August 24, 2016. The Company did not sell any shares of common stock under the May 2018 Distribution Agreement during the nine months ended September 30, 2018. Future sales, if any, will depend on a variety of factors including, but not limited to, market conditions, the trading price of the Company's common stock and the Company's capital needs. The Company intends to use any net proceeds for general corporate purposes, including sales and marketing expenditures aimed at growing its business, research and development expenditures focused on product development, and investments in inventory and spinal instruments and sets.

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
In May 2015, the Company adopted the 2015 Incentive Award Plan, which was subsequently amended and restated with approval of the Company's stockholders. In February and March 2018, the Company's board of directors approved amendments to the plan that increased the share reserve by an aggregate of 2,726,000 shares over the then-existing share reserve thereunder, subject to stockholder approval. The Company's stockholders approved both amendments on May 30, 2018 (the 2015 Incentive Award Plan, as amended and restated to date, the Restated Plan). Under the Restated Plan, the Company can grant its employees, non-employee directors and consultants incentive stock options and non-qualified stock options, restricted stock, performance stock, dividend equivalent rights, stock appreciation rights, stock payment awards and other incentive awards. The aggregate number of shares that may be issued or transferred pursuant to awards under the Restated Plan is the sum of (1) the number of shares issuable upon exercise or vesting of the number of Integra equity awards converted to the Company's equity awards under the Restated Plan as of the date of the spin-off and (2) 6,235,500, which shares may be authorized but unissued shares, or shares purchased in the open market. As of September 30, 2018, 2,648,561 shares were available for issuance under the Restated Plan.

In 2016, the Company established the 2016 Employment Inducement Incentive Award Plan (the 2016 Inducement Plan), a broad-based incentive plan which allows for the issuance of stock-based awards, including non-qualified stock options, restricted stock awards, performance awards, restricted stock unit awards and stock appreciation rights, to any prospective officer or other employee who has not previously been an employee or director of the Company or an affiliate or who is commencing employment with the Company or an affiliate following a bona-fide period of non-employment by the Company or an affiliate. An aggregate of 1,000,000 shares are reserved for issuance under the 2016 Inducement Plan. The Company has

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

not awarded any shares under the 2016 Inducement Plan as of September 30, 2018. As a result of the stockholders' approval of the Restated Plan, the Company's board of directors will not grant any awards under the 2016 Inducement Plan.

In June 2018, the Company established the 2018 Employment Inducement Incentive Award Plan (the 2018 Inducement Plan). The terms of the 2018 Plan are substantially similar to the terms of the Restated Plan with three principal exceptions: (1) incentive stock options may not be granted under the 2018 Inducement Plan; (2) there are no annual limits on awards that may be issued to an individual under the 2018 Inducement Plan; and (3) awards granted under the 2018 Inducement Plan are not required to be subject to any minimum vesting period. An aggregate of 2,000,000 shares are reserved under the 2018 Inducement Plan. As of September 30, 2018, 1,888,457 shares were available for issuance under the 2018 Inducement Plan.

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
Forfeiture Rate Assumptions
Stock-based compensation expense related to all equity awards includes an estimate for forfeitures. The expected forfeiture rate of all equity-based compensation is based on historical experience of pre-vesting forfeitures on awards and options by each homogenous group of shareowners. For awards and options granted to non-executive employees, the forfeiture rate is estimated to be 13% annually for the nine months ended September 30, 2018 and 15% annually for the nine months ended September 30, 2017. There is no forfeiture rate applied to awards or options granted to non-employee directors or executive employees because their pre-vesting forfeitures are anticipated to be highly unlikely. As individual awards and options become fully vested, stock-based compensation expense is adjusted to recognize actual forfeitures.
Restricted Stock Awards and Restricted Stock Units
The Company expenses the fair value of restricted stock awards and of restricted stock units on an accelerated basis over the vesting period or requisite service period, whichever is shorter.

There were no shares of restricted stock awards granted to non-employee directors during the three months ended September 30, 2018. During the nine months ended September 30, 2018, there were 95,658 shares of restricted stock awards granted to non-employee directors. During the three and nine months ended September 30, 2018, there were 67,319 and 554,600 restricted stock units granted to employees, respectively. Of such restricted stock units granted to employees, 341,808 were granted, in part, out of the increase to the share reserve under the Restated Plan adopted by the Company's board of directors on February 1, 2018, all of which were granted subject to stockholder approval of the Restated Plan (the Contingent RSUs). On May 30, 2018, the Company's stockholders approved the Restated Plan, and in accordance with the ASC 718, Compensation-Stock Compensation, the Company began recognizing the expense for the Contingent RSUs over the requisite service period.

There were no shares of restricted stock awards granted to non-employee directors during the three months ended September 30, 2017. During the nine months ended September 30, 2017, the Company granted 120,610 shares of restricted stock awards to non-employee directors. During the three and nine months ended September 30, 2017, there were 34,800 and 778,755 restricted stock units granted to employees, respectively. Of such restricted stock units, 131,523 were granted in lieu of cash bonuses earned under the Company's annual incentive program for corporate and individual performance in 2016.
As of September 30, 2018, there was approximately $5.5 million of unrecognized compensation expense related to the unvested portions of restricted stock awards and of restricted stock units. This expense is expected to be recognized over a weighted-average period of approximately 1.5 years.

Stock Options

Stock option grants to employees generally have a requisite service period of four years, and stock option grants to non-employee directors generally have a requisite service period of one year. Both are subject to graded vesting. The Company records stock-based compensation expense associated with stock options on an accelerated basis over the applicable vesting period within each grant and based on their fair value at the date of grant using the Black-Scholes-Merton option pricing model. There were 22,500 and zero stock options granted during the three months ended September 30, 2018 and 2017, respectively,

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

and 27,500 and 21,500 stock options granted during the nine months ended September 30, 2018 and 2017, respectively. The following weighted-average assumptions were used in the calculation of fair value for options granted during the period indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Expected dividend yield	0%	—	0%	0%
Risk-free interest rate	2.8%	—	2.8%	2.0%
Expected volatility	25.6%	—	25.6%	35.7%
Expected term (in years)	4.9	—	4.9	5.1

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

As of September 30, 2018, there was approximately $0.4 million of unrecognized compensation expense related to unvested stock options. This expense is expected to be recognized over a weighted-average period of approximately 0.7 years.
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

The ESPP authorizes the issuance of up to 400,000 shares of common stock pursuant to purchase rights granted to employees. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended. The ESPP contains a restart feature, such that if the market price of the stock at the end of any six-month purchase period is lower than the market price at the original grant date of an offering period, that offering period will terminate after that purchase date, and a new two-year offering period will commence on the January 1 or July 1 immediately following the date the original offering period terminated. This restart feature was triggered on the purchase date that occurred on December 31, 2016, such that the offering period that commenced on July 1, 2016 was terminated, and a new two-year offering period commenced on January 1, 2017 and is scheduled to end on December 31, 2018. The Company applied share-based payment modification accounting to the awards that were initially valued at the grant date to determine the amount of any incremental fair value associated with the modified awards. The impact to stock-based compensation expense for modifications during the nine months ended September 30, 2018 was immaterial.

During the nine months ended September 30, 2018 and 2017, there were 80,907 and 70,537 shares of common stock, respectively, purchased under the ESPP. The Company recognized $0.2 million and $0.4 million, respectively, in expense related to the ESPP for each of the nine months ended September 30, 2018 and 2017.

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company estimates the fair value of shares issued to employees under the ESPP using the Black-Scholes-Merton option-pricing model. The following weighted average assumptions were used in the calculation of fair value of shares under the ESPP at the grant date for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	2.4%	1.3%	2.0%	1.0%
Expected volatility	34.2%	25.3%	29.4%	28.1%
Expected term (in years)	1.3	1.2	1.3	1.2

10. LEASES

The Company leases administrative, manufacturing, research, and distribution facilities and various manufacturing, office and transportation equipment through operating lease agreements.

Future minimum lease payments under the Company's operating leases at September 30, 2018 are as follows:

Payments Due by Calendar Year
(In thousands)
2018	$551
2019	2,129
2020	2,179
2021	2,220
2022	2,241
Thereafter	6,233
Total minimum lease payments	$15,553

Total lease expense was $0.5 million for each of the three months ended September 30, 2018 and 2017 and $1.6 million for each of the nine months ended September 30, 2018 and 2017.

11. INCOME TAXES
The following table summarizes the Company’s effective tax rate for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Reported income tax benefit (expense) rate	1.1%	0.8%	—%	—%

The Company reported an income tax benefit for the three months ended September 30, 2018 primarily related to the release of its ASC 740-10 (FIN 48) liabilities due to the expiration of the statute of limitations, offset by income tax related to foreign and state operations. The Company reported an income tax expense for the nine months ended September 30, 2018 primarily related to foreign and state operations, offset by the release of its ASC 740-10 (FIN 48) liabilities due to the expiration of the statute of limitations.

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

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Revenue, net consisted of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Orthobiologics	$18,529	$16,333	$55,186	$51,073
Spinal implants	17,305	15,409	50,232	46,759
Total revenue, net	$35,834	$31,742	$105,418	$97,832

The Company attributes revenues to geographic areas based on the location of the customer. Total revenue by major geographic area consisted of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
United States	$31,717	$28,245	$93,894	$87,209
International	4,117	3,497	11,524	10,623
Total revenue, net	$35,834	$31,742	$105,418	$97,832

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. SUBSEQUENT EVENTS

On October 11, 2018, the Company entered into an Underwriting Agreement (Underwriting Agreement) with Wells Fargo Securities, LLC, Piper Jaffray & Co. and Cantor Fitzgerald & Co. acting as joint bookrunning managers and as representatives of the underwriters relating to the issuance and sale of 3,250,000 shares of the Company’s common stock. The price to the public in the offering was $15.50 per share, before underwriting discounts and commissions. Under the terms of the Underwriting Agreement, the Company granted the underwriters an option, exercisable for 30 days, to purchase up to an additional 487,500 shares of common stock. The underwriters exercised this option and the offering closed on October 15, 2018 with the sale of 3,737,500 shares of the Company's common stock. The net proceeds to the Company from the offering were approximately $54.1 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. The Company has used a portion of the net proceeds from the offering to repay all of its outstanding borrowings under the Company’s credit facility with Wells Fargo Bank, National Association, and intends to use the remaining proceeds for general corporate purposes, including general and administrative expenses, capital expenditures and general working capital purposes.

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

SeaSpine was incorporated in Delaware on February 12, 2015 in connection with the spin-off of the orthobiologics and spinal implant business of Integra LifeSciences Holdings Corporation. The spin-off occurred on July 1, 2015.

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
Cost of Goods Sold
Cost of goods sold primarily consists of the costs of finished goods purchased directly from third parties and raw materials used in the manufacture of our products, plant and equipment overhead, labor costs and packaging costs. The majority of our orthobiologics products are designed and manufactured internally. The cost of human tissue and fixed manufacturing overhead costs are significant drivers of the cost of goods sold and consequently our orthobiologics products, at current production volumes, generate lower gross margin than our spinal implant products. We rely on third-party suppliers to manufacture our spinal implant products, and we assemble them into surgical sets at our kitting and distribution centers. The cost to inspect incoming finished goods is included in the cost of goods sold. Other costs included in cost of goods sold include amortization of product technology intangible assets, royalties, scrap and consignment losses, and charges for expired, excess and obsolete inventory.
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

RESULTS OF OPERATIONS

	Three Months Ended September 30,		2018 vs. 2017	Nine Months Ended September 30,		2018 vs. 2017
(In thousands, except percentages)	2018	2017	% Change	2018	2017	% Change
Total revenue, net	$35,834	$31,742	12.9%	$105,418	$97,832	7.8%
Cost of goods sold	14,247	12,176	17.0%	40,986	39,342	4.2%
Gross profit	21,587	19,566	10.3%	64,432	58,490	10.2%
Gross margin	60.2%	61.6%		61.1%	59.8%
Operating expenses:
Selling, general and administrative	27,041	23,674	14.2%	76,940	71,893	7.0%
Research and development	3,203	2,834	13.0%	8,783	9,228	(4.8)%
Intangible amortization	792	792	—%	2,376	2,376	—%
Total operating expenses	31,036	27,300	13.7%	88,099	83,497	5.5%
Operating loss	(9,449)	(7,734)	22.2%	(23,667)	(25,007)	(5.4)%
Other (expense) income, net	(190)	215	(188.4)%	(327)	387	(184.5)%
Loss before income taxes	(9,639)	(7,519)	28.2%	(23,994)	(24,620)	(2.5)%
(Benefit) provision for income taxes	(107)	(57)	87.7%	4	(12)	(133.3)%
Net loss	$(9,532)	$(7,462)	27.7%	$(23,998)	$(24,608)	(2.5)%

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017
Revenue
Total revenue, net for the three months ended September 30, 2018, was $35.8 million, an increase of 12.9% compared to the same period in 2017.

	Three Months Ended September 30,		2018 vs. 2017
	2018	2017	% Change
	(In thousands)
Orthobiologics	$18,529	$16,333	13.4%
United States	16,689	14,890	12.1%
International	1,840	1,443	27.5%

Spinal Implants	$17,305	$15,409	12.3%
United States	15,028	13,355	12.5%
International	2,277	2,054	10.9%

Total revenue, net	$35,834	$31,742	12.9%

	Three Months Ended September 30,		2018 vs. 2017
	2018	2017	% Change
	(In thousands)
United States	$31,717	$28,245	12.3%
International	4,117	3,497	17.7%
Total revenue, net	$35,834	$31,742	12.9%
Revenue from sales of orthobiologics was $18.5 million for the three months ended September 30, 2018, an increase of $2.2 million or 13.4%, from the same period in 2017. Revenue from sales of our orthobiologics products in the United States increased $1.8 million to $16.7 million for the three months ended September 30, 2018 compared to the same period in 2017. This growth was driven by recently launched products and higher sales of our legacy demineralized bone matrix (DBM)

product portfolio, and was partially offset by continuing sales declines in our collagen ceramic matrix product line. We expect future revenue growth for U.S. orthobiologics to be increasingly driven by recently launched products. Revenue from international sales of our orthobiologics products, which can be volatile from quarter to quarter because of irregular ordering patterns from our stocking distributors, increased $0.4 million for the three months ended September 30, 2018 compared to the same period in 2017, which was primarily attributable to increased sales in Latin America.
Revenue from sales of spinal implants was $17.3 million for the three months ended September 30, 2018, an increase of $1.9 million or 12.3%, from the same period in 2017. Revenue from sales of spinal implants in the United States increased $1.7 million to $15.0 million for the three months ended September 30, 2018 compared to the same period in 2017, primarily due to growth contributed by recently launched products and, to a much lesser extent, from the negative impact in the prior year quarter of the hurricanes in Texas and the Southeast. We continue to experience low to mid-single digit pricing pressure in the U.S. spinal implant market. Revenue from international sales of spinal implants, which can be volatile from quarter to quarter because of irregular ordering patterns from our stocking distributors, increased $0.2 million for the three months ended September 30, 2018 compared to the same period in 2017, primarily attributable to a new distributor in Australia offsetting a decline in sales in Europe and Latin America.
Cost of Goods Sold and Gross Margin
Cost of goods sold increased $2.1 million, to $14.2 million for the three months ended September 30, 2018, compared to the same period in 2017. Gross margin was 60.2% for the three months ended September 30, 2018 and 61.6% for the same period in 2017. The decrease in gross margin was due to higher spinal implant excess and obsolete inventory charges and orthobiologics manufacturing scrap rates and other inefficiencies associated with the production ramp up of recently launched products, which were partially offset by lower raw material costs for orthobiologic products made at our Irvine, California facility.
Cost of goods sold included $0.8 million and $0.9 million of amortization for product technology intangible assets for the three months ended September 30, 2018 and 2017, respectively.
Selling, General and Administrative
SG&A expenses increased $3.4 million to $27.0 million for the three months ended September 30, 2018 compared to the same period in 2017. The increase was mainly driven by a $1.1 million decrease for the quarter in the gain from the change in fair value of NLT contingent consideration, and by higher sales commission expense, compensation expense primarily related to the expansion of our medical education and training organization as well as the hiring of additional product managers to support the launch of new products, and tradeshow expenses due to the earlier timing of a major U.S. tradeshow in 2018.
Research and Development
R&D expenses increased $0.4 million to $3.2 million, or 8.9% of revenue, for the three months ended September 30, 2018 compared to the same period in 2017. The increase was primarily driven by higher expenses related to clinical studies and outside development spending.
Intangible Amortization
Intangible amortization expense, excluding the amounts reported in cost of goods sold for product technology intangible assets, remained consistent at $0.8 million     for both the three months ended September 30, 2018 and 2017.
Income Taxes

	Three Months Ended September 30,
	2018	2017
	(In thousands)
Loss before income taxes	$(9,639)	$(7,519)
Benefit for income taxes	(107)	(57)
Effective tax rate	1.1%	0.8%

We reported an income tax benefit for the three months ended September 30, 2018 and 2017 primarily related to the release of ASC 740-10 (FIN 48) liabilities due to the expiration of the statute of limitations, offset by income tax related to foreign and state operations.
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

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017
Revenue
Total revenue, net for the nine months ended September 30, 2018 was $105.4 million an increase of 7.8% compared to the same period in 2017.

	Nine Months Ended September 30,		2018 vs. 2017
	2018	2017	% Change
	(In thousands)
Orthobiologics	$55,186	$51,073	8.1%
United States	49,140	45,967	6.9%
International	6,046	5,106	18.4%

Spinal Implants	$50,232	$46,759	7.4%
United States	44,754	41,242	8.5%
International	5,478	5,517	(0.7)%

Total revenue, net	$105,418	$97,832	7.8%

	Nine Months Ended September 30,		2018 vs. 2017
	2018	2017	% Change
	(In thousands)
United States	$93,894	$87,209	7.7%
International	11,524	10,623	8.5%
Total revenue, net	$105,418	$97,832	7.8%
Revenue from orthobiologics sales totaled $55.2 million for the nine months ended September 30, 2018, an increase of $4.1 million, from the same period in 2017. Revenue from sales of our orthobiologics in the United States increased $3.2 million for the nine months ended September 30, 2018 compared to the same period in 2017 and was driven primarily by recently launched products and growth in our legacy DBM product portfolio. This growth was partially offset by continuing sales declines in our collagen ceramic matrix product line. Revenue from international sales of our orthobiologics products, which can be volatile from quarter to quarter because of irregular ordering patterns from our stocking distributors, increased $0.9 million for the nine months ended September 30, 2018 compared to the same period in 2017, which was primarily attributable to increased sales in Latin America and Europe.
Revenue from spinal implant sales totaled $50.2 million for the nine months ended September 30, 2018, an increase of $3.5 million, from the same period in 2017. Revenue from sales of our spinal implants in the United States increased $3.5 million for the nine months ended September 30, 2018 compared to the same period in 2017, primarily due to the revenue growth contributed by recently launched products. We continue to experience low to mid-single digit pricing pressure in the U.S. spinal implant market. Revenue from international sales of our spinal implant products, which can be volatile from quarter to quarter because of irregular ordering patterns from our stocking distributors, remained relatively consistent for the nine months ended September 30, 2018 compared to the same period in 2017. Revenue growth from sales to a new distributor in Australia was offset by a decline in Europe and Latin America sales.
Cost of Goods Sold and Gross Margin
Cost of goods sold increased $1.6 million, to $41.0 million for the nine months ended September 30, 2018, compared to the same period in 2017. Gross margin was 61.1% for the nine months ended September 30, 2018, compared to 59.8% for the same period in 2017. The increase in gross margin was driven by higher international pricing in 2018 compared to 2017 and lower raw material costs for orthobiologics products manufactured at our Irvine, California facility, offset by higher orthobiologics manufacturing scrap rates.
Cost of goods sold included $2.5 million and $2.7 million of amortization for product technology intangible assets, for the nine months ended September 30, 2018 and 2017, respectively.
Selling, General and Administrative
SG&A expenses increased $5.0 million to $76.9 million for the nine months ended September 30, 2018 compared to the same period in 2017. The increase was mainly driven by higher sales commission expense, increased headcount and compensation expenses, the majority of which related to the expansion of our medical education and training organization as well as the hiring of additional product managers to support the successful launch of new products, and higher costs associated with tradeshows and meetings primarily due to the earlier timing of a major U.S. tradeshow in 2018. These increases were partially offset by a $0.6 million decrease in stock-based compensation expense and lower legal and audit fees.
Research and Development
R&D expenses decreased $0.4 million to $8.8 million, or 8.3% of revenue, for the nine months ended September 30, 2018 compared to the same period in 2017. The decrease was primarily driven by a $0.4 million decrease in stock-based compensation expense.
Intangible Amortization
Intangible amortization expense, excluding the amounts reported in cost of goods sold for product technology intangible assets, remained consistent at $2.4 million for both the nine months ended September 30, 2018 and 2017.

Income Taxes

	Nine Months Ended September 30,
	2018	2017
	(In thousands)
Loss before income taxes	$(23,994)	$(24,620)
Provision (benefit) for income taxes	4	(12)
Effective tax rate	—%	—%

We reported income tax expense for the nine months ended September 30, 2018 primarily related to foreign and state operations, offset by the release of ASC 740-10 (FIN 48) liabilities due to the expiration of the statute of limitations.

We reported an income tax benefit for the nine months ended September 30, 2017 primarily related to the release of ASC 740-10 (FIN 48) liabilities due to the expiration of the statute of limitations, offset by income tax related to foreign and state operations.

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
We define special charges and gains as gains or expenses for which the amount or timing can vary significantly from period to period, and for which the amounts are non-cash in nature, or the amounts are not expected to recur at the same magnitude.
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
Loss before income taxes includes the following special gains for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Special Gains:	(In thousands)
Gain from change in fair value of contingent consideration liabilities(1)	$(176)	$(1,242)	$(893)	$(897)
Total Special Gains	$(176)	$(1,242)	$(893)	$(897)
(1) Relates to the net decrease in the fair value of contingent liabilities associated with the NLT acquisition in 2016.
The items reported above are reflected in the consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Selling, general and administrative	$(176)	$(1,242)	$(893)	$(785)
Other income	—	—	—	(112)
Total Special Gains	$(176)	$(1,242)	$(893)	$(897)

Liquidity and Capital Resources
Overview

On October 15, 2018, we sold 3,737,500 shares of our common stock in an underwritten public offering and generated approximately $54.1 million of net proceeds, after deducting underwriting discounts and commissions and estimated offering expenses. As of September 30, 2018, we had cash and cash equivalents totaling approximately $11.8 million, and $15.3 million of current borrowing capacity was available under our credit facility. We believe that our cash and cash equivalents on hand, including the $54.1 million of net proceeds generated from our recent public offering described above, and the amount currently available to us under our credit facility will be sufficient to fund our operations for at least the next twelve months.

Credit Facility

We have a $30.0 million credit facility with Wells Fargo Bank, National Association which matures in July 2021, subject to a one-time, one-year extension at our election. In addition, at any time through July 27, 2020, we may increase the borrowing limit by up to an additional $10.0 million, subject to us having sufficient amounts of eligible accounts receivable and inventory and to customary conditions precedent, including obtaining the commitment of lenders to provide such additional amount. At September 30, 2018, we had $7.3 million in outstanding borrowings under the credit facility. The borrowing capacity under the credit facility is determined monthly and is based on the amount of our eligible accounts receivable and inventory balances and qualified cash (as defined in the credit facility). Depending on the extent to which our eligible accounts receivable and inventory balances increase, our borrowing capacity could increase by as much as an additional $3.9 million from the $15.3 million available as of September 30, 2018 before we must maintain the minimum fixed charge coverage ratio as discussed below. The credit facility contains various customary affirmative and negative covenants, including prohibiting us from incurring indebtedness without the lender’s consent. Under the credit facility, if our Total Liquidity (as defined in the credit facility) is less than $5.0 million, we must maintain a minimum fixed charge coverage ratio of 1.10 to 1.00 for the applicable measurement period. Our Total Liquidity was $25.3 million at September 30, 2018, and therefore that financial covenant was not applicable at that time.

On November 2, 2018, we repaid the entire $7.3 million of outstanding borrowings under the credit facility.

Business Combinations

In August 2016, we entered into an asset purchase agreement with NLT to acquire certain of the assets of NLT’s medical device business related to the expandable interbody medical devices. We made an up-front cash payment of $1.0 million in connection with the initial closing in September 2016 and issued 350,000 shares of our common stock in January 2017 as contingent closing consideration. At September 30, 2018, we recorded a $2.1 million liability representing the estimated fair value of future contingent milestone payments related to the achievement of certain commercial milestones, which we anticipate will become payable at varying times between 2019 and 2023, and a $1.3 million liability representing the estimated fair value of future contingent royalty payments based on percentages of our future net sales of certain of the products and technology we acquired, which we anticipate will be payable at varying times between 2018 and 2028. The contingent milestone payments, if any, are payable in cash or in shares of our common stock, at our election. The contingent royalty payments are payable in cash.

At The Market Program

In August 2016, we entered into an equity distribution agreement (Distribution Agreement) with Piper Jaffray & Co. (Piper Jaffray), pursuant to which we may offer and sell shares of our common stock in “at the market” (ATM) offerings (as defined in Rule 415 of the Securities Act of 1933, as amended) having an aggregate offering price up to $25.0 million in gross proceeds from time to time through Piper Jaffray acting as sales agent. The shares offered and sold under the Distribution Agreement are covered by a registration statement on Form S-3 that was declared effective on August 24, 2016. Under the Distribution Agreement, during the nine months ended September 30, 2018, we sold 882,332 shares of common stock at an average price per share of $10.00 and received net proceeds of approximately $8.5 million (net of $0.3 million of offering costs). We intend to continue using the net proceeds for general corporate purposes, including sales and marketing expenditures aimed at growing our business, research and development expenditures focused on product development, and investments in inventory and spinal instruments and sets. We have consumed the $25.0 million in capacity under the Distribution Agreement as of September 30, 2018.

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

We did not sell any shares of common stock under the May 2018 Distribution Agreement during the nine months ended September 30, 2018. Future sales, if any, will depend on a variety of factors including, but not limited to, market conditions, the trading price of our common stock and our capital needs. We intend to use any net proceeds for general corporate purposes, including sales and marketing expenditures aimed at growing our business, research and development expenditures focused on product development, and investments in inventory and spinal instruments and sets.

Sale of Common Stock

On October 11, 2018, we entered into an Underwriting Agreement (Underwriting Agreement) with Wells Fargo Securities, LLC, Piper Jaffray & Co. and Cantor Fitzgerald & Co. acting as joint bookrunning managers and as representatives of the underwriters relating to the issuance and sale of 3,250,000 shares of our common stock. The price to the public in the offering was $15.50 per share, before underwriting discounts and commissions. Under the terms of the Underwriting Agreement, we granted the underwriters an option, exercisable for 30 days, to purchase up to an additional 487,500 shares of common stock. The underwriters exercised this option and the offering closed on October 15, 2018 with the sale of 3,737,500 shares of our common stock. The net proceeds from the offering were approximately $54.1 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by us. We have used a portion of the net proceeds from this offering to repay all of our outstanding borrowings under our credit facility with Wells Fargo Bank, National Association, and we intend to use the remaining proceeds for general corporate purposes, including general and administrative expenses, capital expenditures and general working capital purposes.

Cash and Cash Equivalents
We had cash and cash equivalents totaling approximately $11.8 million and $10.8 million at September 30, 2018 and December 31, 2017, respectively.
Cash Flows

	Nine Months Ended September 30,		2018 vs. 2017
	2018	2017	% Change
	(In thousands)
Net cash used in operating activities	$(8,601)	$(4,109)	109.3%
Net cash used in investing activities	(6,565)	(5,718)	14.8%
Net cash provided by financing activities	16,233	11,532	40.8%
Effect of exchange rate changes on cash and cash equivalents	(73)	418	(117.5)%
Net change in cash and cash equivalents	$994	$2,123	(53.2)%

Net Cash Used in Operating Activities
Net cash used in operating activities for the nine months ended September 30, 2018 increased by $4.5 million compared to the same period in 2017. The increase was primarily due to 2017 performance incentive bonuses for executive management being paid in cash in 2018, whereas 2016 performance incentive bonuses for the executive team were paid via equity in lieu of cash in 2017, increased sales commission payments during the 2018 period compared to the 2017 period and increased inventory purchases and settlement of accrued expenses which increased operating cash outflows compared to the 2017 period. These changes were partially offset by changes in accounts payable which increased cash inflows due to timing of payments to suppliers.
Net Cash Used in Investing Activities
Net cash used in investing activities was $6.6 million for the nine months ended September 30, 2018 compared to $5.7 million for the same period in 2017. The increase was primarily due to larger investments in spinal instruments and sets to support recent spinal implant product launches.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $16.2 million for the nine months ended September 30, 2018 and was comprised of $8.5 million of net proceeds from the sale of shares of our common stock under the ATM equity offering program, $7.0 million in borrowings under our revolving line of credit, $0.5 million in proceeds from the issuance of stock under our ESPP, and $0.9 million in proceeds from the exercise of stock options. We used $0.6 million of cash for tax payments we made on our employees' behalf for shares we withheld from such employees on the vesting of restricted stock awards to cover statutory tax withholding requirements.
Off-Balance Sheet Arrangements
There were no off-balance sheet arrangements as of September 30, 2018 that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our business.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The market risk exposures described in Part II, Item 7A of the 2017 10-K have not materially changed during the nine months ended September 30, 2018.

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

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs

July 1 - July 31	3,951	$12.90	—	—
August 1 - August 31	432	$14.10	—	—
September 1 - September 30	531	$15.40	—	—

(1)	These shares were surrendered to the Company to satisfy tax withholdings obligations in connection with the vesting of restricted stock awards.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1*
Amended and Restated Credit Agreement between SeaSpine Holdings Corporation, SeaSpine Orthopedics Corporation, SeaSpine, Inc., SeaSpine Sales LLC, Theken Spine, LLC, ISOTIS Orthobiologics, Inc. and Wells Fargo Bank, National Association, as administrative agent for each member of the lender group and the bank product providers, entered into as of July 27, 2018

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

† The financial information of SeaSpine Holdings Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 filed on November 6, 2018 formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Loss, (iii) the Condensed Consolidated Balance Sheets, (iv) Parenthetical Data to the Condensed Consolidated Balance Sheets, (v) the Condensed Consolidated Statements of Cash Flows, (vi) the Condensed Consolidated Statement of Equity, and (vii) Notes to Unaudited Condensed Consolidated Financial Statements, is furnished electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEASPINE HOLDINGS CORPORATION

Date:	November 6, 2018	/s/ Keith C. Valentine
Keith C. Valentine
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 6, 2018	/s/ John J. Bostjancic
John J. Bostjancic
Chief Financial Officer
(Principal Financial Officer)