Form 10-K
period 2018-12-31
SeaSpine Holdings Corp
filed 2019-03-01
CIK 1637761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2018, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $145,318,669 based upon the closing sales price of the registrant’s common stock on The Nasdaq Global Select Market on such date. The number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of February 25, 2019 was 18,880,072.

DOCUMENTS INCORPORATED BY REFERENCE:
Certain portions of the registrant’s definitive proxy statement relating to its scheduled May 29, 2019 Annual Meeting of Stockholders are incorporated by reference in Part III of this report.

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

ITEM 1. BUSINESS

Overview

SeaSpine is a global medical technology company focused on the design, development and commercialization of surgical solutions for the treatment of patients suffering from spinal disorders. SeaSpine has a comprehensive portfolio of orthobiologics and spinal implants solutions to meet the varying combinations of products that neurosurgeons and orthopedic spine surgeons need to perform fusion procedures on the lumbar, thoracic and cervical spine. SeaSpine’s orthobiologics products consist of a broad range of advanced and traditional bone graft substitutes that are designed to improve bone fusion rates following a wide range of orthopedic surgeries, including spine, hip, and extremities procedures. SeaSpine’s spinal implants portfolio consists of an extensive line of products to facilitate spinal fusion in degenerative, minimally invasive surgery (MIS), and complex spinal deformity procedures. Expertise in both orthobiologic sciences and spinal implants product development allows SeaSpine to offer its surgeon customers a differentiated portfolio and a complete solution to meet their fusion requirements. SeaSpine currently markets its products in the United States and in approximately 30 countries worldwide.

SeaSpine was incorporated in Delaware on February 12, 2015 in connection with the spin-off of the orthobiologics and spinal implants business of Integra LifeSciences Holdings Corporation (Integra), a diversified medical technology company. The spin-off occurred on July 1, 2015. Our corporate offices are at 5770 Armada Drive, Carlsbad, California.

Spine Anatomy

The spine is a column of bone and cartilage that consists of 33 interlocking bones, called vertebrae, which stack upon each other at a slight angle to form the spine’s S-shaped curve. Except for the bottom nine vertebrae, the vertebrae are separated by thin regions of cartilage known as intervertebral discs, which act as shock absorbers that facilitate motion and absorb stress during movement. The spine protects the spinal cord and acts as the core of the human skeleton, extending from the base of the skull to the pelvis. Soft tissues, including ligaments, tendons and muscles, are attached to the vertebrae and provide stability to the vertebral segment. The spinal cord carries nerves that exit through openings between the vertebrae and deliver sensation and control to the body. Below is a diagram of the lateral view of the spine:

The spine consists of five regions, of which the cervical, thoracic and lumbar are the three primary regions. The cervical region consists of the seven vertebrae extending from the base of the skull to the shoulders. The thoracic, or central, region consists of the next twelve vertebrae in the middle of the back. Each vertebra in the thoracic region is connected to two ribs that protect the body’s vital organs. Below the thoracic region, the lumbar region consists of five vertebrae in the lower back and is the primary load-bearing region of the spine. The thoracic and lumbar regions are commonly called thoracolumbar and many of the products and procedures to treat these regions are similar. The final two regions of the spine, the sacrum and coccyx, consist of nine naturally fused vertebrae connected to the hip bones to provide support for the spine.

In spinal fusion procedures, two or more vertebrae are fused to eliminate instability as a result of deformity, degeneration or trauma affecting the vertebrae and intervertebral discs. During the procedure, spinal implant products are used to decompress, align, and stabilize the spine and the surgeon will often remove the damaged intervertebral disc and replace it with a bone graft substitute to allow new bone to grow and to fuse the affected vertebrae together. In addition to the bone graft substitute, the surgeon may replace the removed disc with an interbody device. An interbody device may be made out of machined bone, titanium, or polyetheretherketone (PEEK), and is designed to maintain spine alignment and appropriate spacing while allowing bone to grow between the vertebrae to achieve bone fusion. Procedures that include the implantation of interbody devices are often referred to by the surgical approach used to place the interbody device in the disc space. A lateral lumbar interbody fusion uses an approach that accesses the spine from the side of the patient’s body; a posterior lateral interbody fusion uses a direct posterior approach from the patient’s back; a transforaminal lumbar interbody fusion uses an angled approach from either the left or right side of the back; and an anterior lumbar interbody fusion uses a direct anterior approach from the patient’s front (stomach) area.

Our Competitive Strengths

We provide a broad portfolio of advanced and traditional orthobiologics and spinal implant solutions to assist our surgeon customers in treating patients suffering from spinal and other orthopedic disorders. Our executive management team has extensive experience in the spine and medical technology industries. We believe that our management team, combined with the following competitive strengths, will enable us to continue to grow our revenue and increase our presence in the markets we serve.

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

•
A range of innovative, PEEK interbody devices that incorporate NanoMetalene, a proprietary titanium surface technology. We currently offer a wide range of sterile-packaged interbody devices that incorporate our proprietary

NanoMetalene surface technology and we expect to continue to launch additional products incorporating NanoMetalene technology. NanoMetalene describes a sub-micron layer of commercially pure titanium molecularly bonded to a PEEK implant using a high-energy, low-temperature process called atomic fusion deposition. NanoMetalene is designed to provide implants a bone-friendly titanium surface on endplates and throughout graft apertures, while retaining the benefits associated with traditional PEEK implants, such as biocompatibility, a modulus of elasticity similar to bone, and excellent radiographic visibility for post-operative imaging. We have exclusive rights to NanoMetalene technology within the spine market.

•
A synergistic channel strategy for orthobiologics products. Our dual branding strategy that allows us to market our orthobiologics products through independent sales agents who carry competitive spinal implant products. For example, we market one of our advanced DBM products as both Accell Evo3 and OsteoSurge300, which allows sales agents who sell spinal implant products competitive with ours to continue to represent our orthobiologics products. We believe this dual branding strategy allows us to penetrate a greater number of customer accounts than we would otherwise serve if we marketed our orthobiologics products under a single brand.

•
Our own orthobiologics design, development and manufacturing operations. While many of our spinal implant competitors source their orthobiologics products from tissue banks or original equipment manufacturers to supplement their spinal implant portfolio, we design and develop the vast majority of our orthobiologics products internally and manufacture them at our facility in Irvine, California. By controlling the manufacturing processes, we should be able to better control the cost of our products and provide operational leverage with volume increases.

Our Strategy

Our goal is to continue to scale our business in order to enhance our market position in orthobiologics and become a leader in the spinal implant market. To achieve our goal, we are investing in these strategies:

•
Research and development to bring new products and techniques to market. We have recently increased, and intend to continue to increase, our annual research and development spending as a percentage of revenue in an effort to drive higher revenue growth through new product sales. We plan to continue to invest resources and to work with our surgeon customers to understand their needs and develop new and next-generation orthobiologics and spinal implant products designed to improve clinical outcomes. We employ dedicated orthobiologics engineers and scientists with expertise in material sciences, and biology and hardware engineers with expertise in product design and development.

•
Commercial infrastructure to further penetrate the U.S. orthobiologics and spinal implant markets and increase our focus in international markets where we currently have a presence. We have recently increased, and intend to continue to increase, the quality, size, exclusivity and geographic breadth of our network of independent sales agents in the United States. To support these efforts, we are investing more in, and are developing comprehensive support for, sales agent and surgeon training and education programs. We have a hands-on cadaveric training facility in Carlsbad, California where we provide training for surgeons and sales agents. In addition, we plan to increase our presence within teaching institutions that provide spinal surgery fellowship programs to educate new surgeons on the use of our products. We believe these combined efforts will help surgeons become adept with our spinal implant products and techniques, thereby improving outcomes for their patients. Internationally, we intend to continue to focus our sales and marketing efforts on expanding and strengthening our presence in those markets where we currently have relationships with stocking distributors and to selectively expand into new markets.

•
Clinical affairs programs to generate postmarket data. We plan to invest in additional clinical development programs designed to generate peer-reviewed clinical data that we believe will support the performance of select orthobiologics and spinal implant solutions that may be compared to competing technologies. We believe that our NanoMetalene technology may have advantages over many existing implant materials and surface options, and that our fibers-based OsteoStrand and OsteoStrand Plus tissue products are as efficacious as, and more cost effective than, higher cost cellular allografts bone grafts. We have initiated studies to generate data on the surface characteristics of titanium and the mechanical properties and radiolucency of PEEK interbody implants, which NanoMetalene technology combines into a single device, and on the performance of our fibers-based products.

•
Opportunities to enhance our product offering through strategic alliances and acquisitions. We currently market several products under distribution agreements and licenses with third-parties. We intend to continue to pursue alliances and acquisition opportunities that we believe will provide us with technologies to strengthen our market position and grow our business.

Our Products

We offer a portfolio of orthobiologics and spinal implant products for the treatment of patients suffering from spinal and other orthopedic disorders. Information regarding the amount and percentage of total revenue contributed by our orthobiologics and spinal implant products for each of the last two fiscal years may be found in Part II, Item 7 of this report under the sections entitled “Year Ended December 31, 2018 Compared to Year Ended December 31, 2017—Revenue” and in Part II, Item 8 of this report in the Notes to Consolidated Financial Statements in Note 11, “Segment and Geographic Information.”

Orthobiologics

Our orthobiologics products are used in orthopedic and dental procedures and consist of a broad range of traditional and advanced bone graft substitutes intended to address the key elements of bone regeneration - osteoinduction, osteoconduction and osteogenesis. Osteoinduction refers to the ability of an implant to stimulate bone forming cells based primarily on soluble growth factor signals. Osteoconduction refers to the ability of an implant to promote bone formation based primarily on a physical matrix or scaffold, when placed adjacent to viable bone tissue. Osteogenesis refers to the ability to promote new bone formation based primarily on the cells within the bone graft.

Bone graft substitutes composed of natural biologic proteins and synthetic materials are designed to reduce the amount of autologous bone grafts needed for spinal fusion procedures. Bone graft substitutes, depending on their design, can be used entirely in place of the patient’s own bone tissue, called an autograft, or by extending the volume of bone graft material from the patient by combining it with the bone graft substitute.

Our orthobiologics portfolio includes particulate and fibers-based DBM, collagen ceramic matrices, demineralized cancellous allograft bone and synthetic bone void fillers. We offer our orthobiologics products in the form of fibers, putties, pastes, strips and DBM in a resorbable mesh for a range of surgical applications.

Demineralized Bone Matrix and Accell Technology

DBM formulations are designed to provide proteins and other growth factors at varying stages of the bone healing process. Developed in the early 1990s, our first-generation DBM formulations combined particulate-demineralized bone matrix with an inert carrier engineered for easy graft handling and graft containment. The carrier is a biocompatible synthetic polymer with an advantageous property that allows the product to remain moldable at room temperature, but becomes more viscous at body temperature once implanted, which we call reverse-phase. Subsequently, we developed a proprietary process to transform particulate-based DBM into a dispersed form to enhance the performance of the graft material. The result of this process was a DBM product we call Accell bone matrix. Accell bone matrix is an open structured, dispersed form of DBM, which increases the bioavailability of bone proteins at an earlier time in the healing cascade. Standard particulate DBM is dense and therefore the bone proteins release more slowly and in a sustained manner over time. The properties of Accell bone matrix and DBM are both desirable, which is why our advanced DBM products include both components to harness both the early and sustained release of bone proteins. Our Accell Evo3 and OsteoSurge 300 DBM products provide an optimized formulation of Accell bone matrix, particulate-based DBM, and our reverse-phase carrier. These products have a handling property for bone grafting procedures and contain three times the amount of the Accell bone matrix compared to earlier products. We believe that providing both the early-stage and late-stage accessibility of osteoinductive bone proteins provided by a composite of Accell bone matrix and the particulate-based demineralized matrix differentiates our product compared to competitive DBM products.

In 2017, we launched our OsteoStrand™ and Strand™ Demineralized Bone Fibers product lines as well as our OsteoStrand Plus and Strand Plus product lines, which incorporate our proprietary Accell Bone Matrix. These products provide 100% demineralized bone fibers and are designed to facilitate and aid in fusion by maximizing osteoinductive content while providing an improved conductive matrix. The fibers were developed through a process that evaluated a variety of fiber geometries to optimize osteoinductivity and osteoconductivity, intraoperative handling and controlled expansion in order to facilitate surgical placement, to maintain surgical position and to allow the fibers to better fill the surgical defect with the overriding goal to improve fusion potential.

Also in 2017, we launched our OsteoBallast™ and Ballast™ Demineralized Bone Matrix in Resorbable Mesh product lines, which are also designed to facilitate and aid in fusion. These products, which consist of a resorbable mesh containing 100% DBM without a carrier, are designed to simplify graft placement and help prevent graft migration while maximizing DBM content. OsteoBallast is designed to provide surgeons with a simple means for delivering bone graft in posterior spine surgery that contours to the local anatomy while maintaining shape and volume under compression. The simplified technique is intended to be particularly valuable in MIS procedures, where placing the graft accurately through tubes and small incisions can be challenging.

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

Spinal Implants

Our spinal implant portfolio consists of an extensive line of products for spinal decompression, alignment, and stabilization. Such products are typically used to facilitate fusion in degenerative, minimally invasive, and complex spinal deformity procedures throughout the lumbar, thoracic and cervical regions of the spine. Our products are increasingly focused on restoring adequate spinal balance and profile in the sagittal (front to back) plane, which we believe is widely recognized as an important factor to improve the quality of life in patients undergoing surgery for spinal degeneration or deformity.

Degenerative

Our degenerative products include systems typically used in open procedures. Open procedures are still the most common surgical approach and involve a midline incision followed by retraction of the skin and soft tissues. We offer an extensive portfolio of degenerative products designed for use in both thoracolumbar and cervical spine cases.

Our innovative line of interbody devices with various footprint and lordotic options is designed to maintain spine alignment and appropriate spacing while allowing bone to grow between the vertebrae to achieve bone fusion. Our Hollywood, Hollywood VI, and Ventura NanoMetalene interbody device for transforaminal lumbar interbody fusion procedures can be used to fuse the lumbar spine through a posterior approach that starts off to one side of the patient’s back. Our Vu a∙POD™ Prime NanoMetalene® interbody device for anterior lumbar interbody fusion procedures can be used to fuse the spine through an anterior approach. Our Regatta NanoMetalene Lateral System, which we launched in late 2018, is a comprehensive lateral lumbar interbody system that can be used to fuse the spine through a lateral approach. Our Shoreline® Anterior Cervical Standalone System, featuring the NanoMetalene technology, is a modular plate and interbody device designed to maximize intraoperative flexibility to address a wide range of anatomy, surgical situations or bone in anterior cervical disc fusions. Our Cambria NanoMetalene interbody device can be used to fuse the cervical spine through an anterior approach.

We offer a comprehensive portfolio of spinal fixation products for the cervical, thoracic and lumbar regions of the spine, consisting of rods, screws, plates and instrumentation to facilitate spinal decompression and fusion. Our Mariner Posterior Fixation System is a pedicle screw system featuring modular threaded technology and accompanying instrumentation designed to reduce the number of trays needed for surgery and that provides surgeons with multiple intra-operative options to facilitate posterior lumbar fixation. We also offer a variety of screw and plating systems, such as our Cabo™ ACP Anterior Cervical Plating System, that combine large graft viewing windows and a visual confirmation locking system for cervical fixation.

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

Complex Spinal Deformity

Our spinal implant products are used in complex spinal deformity procedures involving multiple spine segments, challenging anatomy, tumors, traumatic injury and revision of previous fusion surgeries. We define deformity as any variation in the natural curvature of the spine, the most common of which is scoliosis, an abnormal lateral curvature of the spine. We offer several technologies designed to address the needs of our surgeon customers who perform complex deformity procedures and the various derotation techniques they use to correct spine curvature. For example, our Daytona® Deformity System uses extended tab uniplanar and polyaxial screws with multiple rod options and intuitive instrumentation to create a versatile system adaptable to surgeon preference. Our Daytona Small Stature System, which has an adolescent idiopathic scoliosis indication, is designed to address standard to complex deformity cases in smaller-sized patients who need a lower profile construct due to anatomy constraints. We provide our systems in multiple configurations and materials to address patient requirements, including stainless steel, titanium alloy and cobalt chrome alloy rod options, as well as multiple rod diameters. Offering products with varying rod diameter and materials provides the surgeon different rod stiffness to treat individual patients. We offer both implant- and instrument-based reduction capabilities with our extended tab and locking cap products, as well as our uniplanar and D-planar screws and rapid sequential reduction towers. Our complex spinal implant portfolio allows surgeons to combine various product lines and approaches, offering several treatment options for the most difficult cases.

Product Pipeline

We are committed to supplementing our portfolio of orthobiologics and spinal implant products through continuous innovation and bringing next-generation products to the market. Our development pipeline consists of modular MIS, revision and deformity systems based on our Mariner platform technology, an expandable interbody device system, a posterior cervical fixation system, and additional applications for our NanoMetalene technology, as well as extensions of our orthobiologics product offerings to further differentiate this portfolio from those of our competitors.

We plan to continue to build and update our product and technology portfolio and expect to continue to launch a similar number of products and product line extensions as we have in recent years. We believe that our future success and ability to continue to drive revenue growth depends on our ability to sustain this cadence of new and next-generation product launches and innovation.

Research and Development

We have a research and development organization dedicated to advancing our portfolio of orthobiologics and spinal implant products through product development and clinical affairs programs. Our product development efforts employ an integrated team approach that involves collaboration between surgeons, our engineers, our machinists, as well as our regulatory personnel.

Our spinal implants product development team, in consultation with designing surgeons, formulates a design for the product and then our machinists build prototypes for testing in our prototyping development and testing operation at our Carlsbad, California facility. We use a broad scope of technologies designed to allow us to meet the complex engineering requirements of customers. As part of the development process, spine surgeons test the implantation of the products in our in-house cadaveric laboratory, which helps us design new products intended to meet the needs of both surgeon and patient. Our team refines or redesigns the prototype as necessary based on the results of the product testing, allowing us to perform rapid iterations of the design-prototype-test development cycle. Our clinical and regulatory personnel work in parallel with our product engineering personnel to facilitate regulatory clearances of our orthobiologics and spinal implant products. We believe that these product development efforts allow us to provide solutions that respond to the needs of our surgeon customers and their patients.

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

Sales and Distribution

We currently market and sell our products in the United States and in approximately 30 countries worldwide. Our United States sales organization consists of regional and territory business managers who oversee a broad network of independent orthobiologics and spinal implant sales agents that receive commissions from us based on sales they generate. Our international sales organization consists of a sales management team that oversees a network of independent orthobiologics and spinal implant stocking distributors that purchase our products directly from us and independently sell them. During 2018, our domestic and international revenues accounted for 89% and 11%, respectively, of total revenue. Information regarding financial data by geographic segment is set forth in Part II, Item 8 of this report in the Notes to Consolidated Financial Statements in Note 11, “Segment and Geographic Information.”

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

In international markets, we predominantly sell complete instrument and implant sets to independent stocking distributors, who consign or loan these sets to surgeons. We maintain sales and marketing personnel in France to manage and support our stocking distributors in Europe and use third-party distribution facilities in Belgium and the Netherlands to support European distribution efforts.

We have recently increased, and intend to continue to increase, the quality, size, exclusivity and geographic breadth of our network of independent sales agents in the United States. During 2017 and 2018, we gained representation in parts of the country where we had no representation or were significantly underrepresented. We anticipate adding additional independent sales agents in the United States in 2019. With certain of the new sales agents that we bring on board in territories with a high potential for growth, we focus on entering into relationships in which they carry our spinal implants exclusively, except with respect to clinical markets that our products do not address. We believe these more exclusive relationships will allow us to grow faster and more cost effectively in these territories over the long term. We also plan to continue to invest in additional instrument sets and marketing and education efforts to support the expansion of our independent sales agent footprint.

To support our expansion efforts in the United States, we have invested more in, and developed comprehensive support for, sales agent and surgeon training and education programs. To this end, we have leveraged the capacity of our hands-on cadaveric training laboratory at our Carlsbad, California facility and constructed a hands-on cadaveric training laboratory in our Wayne, Pennsylvania facility to increase the number of training opportunities for surgeons and sales agents. We believe training and education will help surgeons become adept with our spinal implant products and techniques, thereby improving outcomes for their patients.

We believe the expansion of our U.S. sales efforts will provide us with the opportunity to sustain revenue growth as we continue to penetrate existing and new markets.

Internationally, we intend to continue to focus our sales and marketing efforts on expanding and strengthening our presence in those markets where we currently have relationships with stocking distributors and to selectively expand into new markets.

Suppliers and Raw Materials

In general, raw materials essential to our businesses are readily available from multiple sources. For reasons of quality assurance, availability or cost effectiveness, certain components and raw materials are available only from one supplier. Our relationships with suppliers that cannot be replaced without a material expense or delay are governed by written contracts, which are generally supply agreements. These agreements set forth the process by which we order components or raw materials, as applicable, from such suppliers (which process is either on a purchase order basis or based on quarterly or annual forecasts and in some cases require us to purchase minimum amounts) and the related fees for purchasing such components or raw materials. These agreements have terms from one to five years, but in most instances are terminable by us (and in limited instances the other party) for convenience, subject to a specified notice period, and are also terminable upon agreement by the parties, by either party upon material breach by the other and by either party if the other party enters bankruptcy. These agreements also outline the rights of each party with respect to quality assurance, inspection and compliance with applicable law and contain what we believe to be customary indemnification provisions for commercial agreements. Each of these agreements is entered into in the ordinary course of our business, and except for our supply agreement with PcoMed, LLC ("PcoMed"), is immaterial in amount and significance and not a contract upon which our business is substantially dependent. In addition, we endeavor to maintain sufficient inventory of components and raw materials so that our production will not be significantly disrupted even if a particular component or material is not available for a period of time.

Most of our biomaterial products contain material derived from human or bovine tissue. We only source our raw materials from tissue banks registered with the U.S. Food and Drug Administration (FDA) and accredited by the American Association of Tissue Banks (AATB). The donors are screened, tested and processed by the tissue banks in accordance with FDA and AATB requirements. Additionally, each donor must pass FDA-specified bacterial and viral testing before raw material is distributed to us for further processing. We receive with each donor lot a certification of the safety of the raw material from the tissue bank’s medical director. As an added safety assurance, each lot of bone is released into the manufacturing process only after our quality assurance microbiologists screen the incoming bone and serology test records. During our manufacturing process, the bone particles are subjected to our proprietary process and terminally sterilized. This process is designed to support the safety and effectiveness of our DBM products.

The collagen used in our collagen ceramic matrix products is derived only from the deep flexor tendon of cattle less than 24 months old from the United States or New Zealand. The World Health Organization classifies different types of cattle tissue for relative risk of bovine spongiform encephalopathy (BSE) transmission. Deep flexor tendon is in the lowest-risk category for BSE transmission (the same category as milk, for example) and is therefore considered to have a negligible risk of containing the agent that causes BSE (an improperly folded protein known as a prion).

Intellectual Property

We seek patent and trademark protection for our key technology, products and product improvements, both in the United States and in select foreign countries. When we determine appropriate, we plan to continue to enforce and defend our patent and trademark rights. In general, however, we do not rely solely on our patent and trademark estate to provide us with any significant competitive advantages as it relates to our existing product lines.

We also rely upon trade secrets and continuing technological innovations to develop and maintain our competitive position. In an effort to protect our proprietary information, we typically require our employees, consultants and advisors to execute agreements that provide that confidential information developed or provided to the individual by us or on our behalf during their relationship with us must be kept confidential, except in specified circumstances.

IsoTis OrthoBiologics, Inc., one of our subsidiaries, owns a group of patents related to the reverse-phase carrier and Accell process and materials. This patent group protects the Accell family of DBM products. The patents in this group expire over time through 2023.

We licensed three U.S. patents related to certain of our pedicle screw systems from Dr. Thomas T. Haider. The license agreement, as amended, expired when the last-to-expire licensed patent expired in December 2016. Sales of the products covered under this license agreement represented approximately 6% of our total revenue in 2018.

Our material registered and unregistered trademarks include: Accell®, Evo3®, Accell Evo3®, Accell Evo3®C, DynaGraft® II , IsoTis®, IsoTis OrthoBiologics®, OrthoBlast® II , Atoll™, Capistrano™, Coral®, Daytona®, Hollywood™, Malibu™, NanoMetalene®, NewPort™, Vu aPOD™, Vu aPOD™ Prime, OsteoSurge® 100 (or 300), SeaSpine®, Sierra™, Sonoma™, Shoreline®, Mariner®, TruProfile®, Ballast™, OsteoBallast™, Strand®, OsteoStrand®, SkipJack®, SkipJack Expandable Interbody®, and RAPID® and Regatta®.

Competition

The global orthobiologics and spine markets are highly competitive. We face significant competition in both markets from the spine divisions of large multinational medical device companies, established companies focused solely or primarily on spine, as well as smaller, emerging players focused on product innovation. These competitors are focused on bringing new technologies to market and acquiring technologies and technology licenses that directly compete with our products or have potential product advantages that could render our products obsolete or noncompetitive.

Our primary competitors in the combined orthobiologics and spinal implant markets include Medtronic, DePuy Synthes Spine (a Johnson & Johnson company), NuVasive, Stryker, Globus Medical, Zimmer-Biomet, Orthofix, RTI Surgical, Alphatec, XTANT Medical, Baxter, Bioventus, Cerpedics and several smaller, biologically-focused companies.

We anticipate that our currently marketed products and any future marketed products will be subject to intense competition. Many of our competitors have significantly greater financial, manufacturing and marketing resources than we do, which could make scaling our business challenging. In addition, these competitors have more tenured relationships with parties in distribution channels and we anticipate they will continue to dedicate significant resources to marketing and distributing their products and to developing and commercializing competing products. Our ability to compete will depend on our ability to launch innovative new products that demonstrate superior clinical outcomes.

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

The FDA Safety and Innovation Act of 2012 (FDASIA), which includes the Medical Device User Fee Amendments of 2012, as well as other medical device provisions, went into effect October 1, 2012. This includes performance goals and user fees paid to the FDA by medical device companies when they register and list with the FDA and when they apply to market a device in the United States. The FDASIA also imposes additional requirements regarding FDA Establishment Registration and Listing of Medical Devices. All U.S. and foreign manufacturers must have an FDA Establishment Registration and complete Medical Device listings for sales in the United States.

We manufacture medical devices derived from human tissue (demineralized bone tissue). The FDA has specific regulations governing human cells, tissues, and cellular and tissue-based products (HCT/Ps). An HCT/P is a product containing, or consisting of, human cells or tissue intended for transplantation into a human patient. Examples include bone, ligament, skin and cornea. Some HCT/Ps fall within the definition of a biological product, medical device or drug regulated under the FDCA. These biologic, device or drug HCT/Ps must comply both with the requirements exclusively applicable to HCT/Ps and, in addition, with requirements applicable to biologics, devices or drugs, including premarket clearance or approval from the FDA.

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

The AATB has issued operating standards for tissue banking. Accreditation is voluntary, but compliance with these standards is a requirement to become an AATB-accredited tissue establishment. In addition, some states have their own tissue banking regulations. We are licensed or have permits for tissue banking in California, Florida, New York, Maryland, and other states that require specific licensing or registration.

National Organ Transplant Act. Procurement of certain human organs and tissue for transplantation is subject to the restrictions of the National Organ Transplant Act (NOTA), which prohibits the transfer of certain human organs, including skin and related tissue for valuable consideration, but permits the reasonable payment associated with the removal, transportation, implantation, processing, preservation, quality control and storage of human tissue and skin. We reimburse tissue banks for their expenses associated with the recovery, storage and transportation of donated human tissue they provide to us for processing. We include in our pricing structure amounts paid to tissue banks to reimburse them for their expenses associated with the recovery and transportation of the tissue, in addition to certain costs associated with processing, preservation, quality control and storage of the tissue, marketing and medical education expenses, and costs associated with development of tissue processing technologies. NOTA payment allowances may be interpreted to limit the amount of costs and expenses that we may recover in our pricing for our products, thereby reducing our future revenue and profitability.

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

Medical device regulations also are in effect in many of the countries in which we do business outside the United States. These laws range from comprehensive medical device approval and quality system requirements for some or all of our medical device products to simpler requests for product data or certifications. The number and scope of these requirements are increasing. Under the EU Medical Devices Directive, medical devices must meet the Medical Devices Directive requirements and receive CE Mark Certification prior to marketing in the EU. CE Mark Certification requires a comprehensive quality system program, comprehensive technical documentation and data on the product, which are then reviewed by a Notified Body. A Notified Body is an organization designated by the national governments of the EU member states to make independent judgments about whether a product complies with the requirements established by each CE marking directive. The Medical Devices Directive and ISO 13485 are recognized international quality standards designed to ensure that we develop and manufacture quality medical devices. Other countries are also instituting regulations regarding medical devices. Compliance with these regulations requires extensive documentation and clinical reports for all of our products, revisions to labeling, and other requirements such as facility inspections to comply with the registration requirements. A recognized Notified Body audits our facilities annually to verify our compliance with these standards.

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

Certain countries, as well as the EU, have issued regulations that govern products that contain materials derived from animal sources. Regulatory authorities are particularly concerned with materials infected with the agent that causes BSE. These regulations affect our biomaterial products for the spine, which contain material derived from bovine tissue. Although we take steps designed to provide that our products are safe and free of agents that can cause disease, products that contain materials derived from animals, including our products, may become subject to additional regulation, or even be banned in certain countries, because of concern over the potential for prion transmission. Significant new regulations, a ban of our products, or a movement away from bovine-derived products because of an outbreak of BSE could have a material and adverse effect on our business or our ability to expand our business. See “Risk Factors-Risks Relating to Our Regulatory Environment-Certain of our products contain materials derived from animal sources and may become subject to additional regulation.”

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

Reimbursement Overview

Healthcare providers that purchase medical devices generally rely on third-party payors, including the Medicare and Medicaid programs, and private payors, such as indemnity insurers, employer group health insurance programs and managed care plans, to reimburse all or part of the cost of the device. As a result, demand for our products is and will continue to depend in part on the coverage and reimbursement policies of these third-party and private payors. The manner in which reimbursement is sought and obtained varies based upon the type of payor involved and the setting in which the device is furnished and utilized. Reimbursement from Medicare, Medicaid and other third-party payors may be subject to periodic adjustments as a result of legislative, regulatory and policy changes and budgetary pressures. Possible reductions in, or eliminations of, coverage or reimbursement by third-party and private payors, or denial of, or provision of uneconomical reimbursement for new products, as a result of these changes may affect our customers’ ability to purchase our products. Any changes in the healthcare regulatory, payment or enforcement landscape relative to our customers’ healthcare services may significantly affect our operations and revenue.

Facilities

We have four facilities: our headquarters in Carlsbad, California, from which our orthobiologics and spinal implant products are designed, developed, and marketed and from which our more recently launched spinal implant products are inspected, kitted and distributed; a manufacturing and distribution facility in Irvine, California, from which most of our orthobiologics products are manufactured and all are distributed; office space in Wayne, Pennsylvania, where we design spinal implants and which facilitates our interactions with customers on the East Coast; and our European sales and marketing office in Lyon, France.

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

Employees

As of February 25, 2019, we had 361 regular employees, 48 of whom were engaged in research and development, 108 in manufacturing, 108 in sales and marketing and 97 in general and administrative activities.

Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended, (the Exchange Act). In accordance with the Exchange Act, we file or furnish annual, quarterly and current reports, amendments to those reports, proxy statements and other information with the SEC. We make these reports and other information available free of charge on our website at www.seaspine.com under the investors page as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. All such reports were made available in this fashion during 2018.

The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.

ITEM 1A. RISK FACTORS

You should carefully consider the risks described below, together with the other information in this Form 10-K, in evaluating the Company and our common stock. If any of the risks described below actually occurs, our business, financial results, financial condition and stock price could be materially and adversely affected.
Risks Relating to our Business
We expect to incur losses for the foreseeable future and cannot assure you that we will be able to generate sufficient sales to achieve or sustain profitability.
We expect to incur losses for the foreseeable future as we dedicate significant resources to our marketing and product development strategy, including as we continue to: (i) develop new and next generation products and product line extensions (all of which we call “new products”); (ii) develop new medical techniques designed to enhance the utility of our products; (iii) collect clinical data and conduct clinical studies to differentiate our products from those of our competitors and to demonstrate the value of our products to current and prospective customers and payors; (iv) add independent sales agents and stocking distributors to increase our geographic sales coverage and penetration; (v) increase product inventory to raise the likelihood of success of new product launches; and (vi) expand our marketing campaigns and surgeon education and training programs. We cannot assure you that we will ever generate sufficient revenues from our operations to achieve profitability and, even if we achieve profitability, we cannot assure you that we will remain profitable. Our failure to achieve or maintain profitability could negatively affect the value of our securities and our ability to attract and retain personnel, raise capital, execute our business strategy or continue operations.
We operate in an industry and in market segments that are highly competitive and we may not compete successfully
There is intense competition among medical device companies that serve the spinal surgery market. We compete with established medical technology companies, as well as earlier-stage companies that often have differentiated technology and potentially superior solutions for the challenges facing our neurosurgeon and orthopedic spine surgeon customers and their patients.

Our primary competitors include Medtronic, DePuy Synthes Spine (a Johnson & Johnson company), NuVasive, Stryker, Globus Medical, Zimmer-Biomet, Orthofix, RTI Surgical, Alphatec, XTANT Medical, Baxter, Bioventus, Cerpedics and several smaller, biologically-focused companies.

Many of our competitors may have access to greater financial, technical, research and development, marketing, manufacturing, sales, distribution, administrative, consulting and other resources than we do. Our competitors may be more effective at developing products, at differentiating their products from our and other competitor products and at designing, executing, analyzing the results of and publishing data from clinical studies. Our competitors may also have: stronger intellectual property portfolios; broader spine surgery product offerings and products supported by more extensive clinical data; more established distribution networks; entrenched relationships with surgeons; significantly greater name recognition and more recognizable trademarks for products similar to the products we sell; more established relationships with healthcare providers and payors; greater experience in obtaining and maintaining FDA and other regulatory clearances or approvals for products and product enhancement; and greater experience in launching, marketing and selling products than we do. Many of our competitors specialize in a specific product or focus on a particular market segment, making it more difficult for us to increase our overall market position. The frequent introduction by competitors of products that are, or claim to be, superior to our products, or that are alternatives to our existing or planned products may also create market confusion that may make it difficult to differentiate the benefits of our products over competing products. In addition, the entry of multiple new products and competitors may lead some of our competitors to employ pricing strategies that could adversely affect the pricing of our products and pricing in the spine market generally.
Our competitive position depends on our ability to achieve market acceptance for our current and future products. Market acceptance for any of our products requires, among other things, that we timely secure regulatory approval; demonstrate the value of our products, both to our surgeon customers and payors, which may require that we collect clinical data and/or conduct clinical studies; effectively educate and train our surgeon customers and their staff on the proper use of our products; obtain and maintain coverage and adequate reimbursement for our products, both within and outside the U.S., including under Medicare and Medicaid and from private payors; attract and retain a network of independent sales agents and stocking distributors focused on neurosurgeons and orthopedic spine surgeons; develop and execute an effective marketing strategy; protect the proprietary positions of our products, including through patent protection; and consistently produce quality products in sufficient quantities to meet demand. Significant risks are associated with each of these activities and other activities required to achieve market acceptance of both our current and future products, some of which are more fully described elsewhere in this “Risk Factors” section.
In addition, at any time our competitors or other companies may develop alternative treatments, products or procedures for the treatment of spine disorders that compete directly or indirectly with our products, including ones that prove to be superior to our products.
For these reasons, we may not compete successfully against our existing or potential competitors. Any such failure could lead us to modify our strategy, to lower our prices, or to increase the commissions we pay on sales of our products and could have a significant adverse effect on our business, financial condition and results of operations. If we cannot compete effectively, our sales and operating results may suffer.
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
Neurosurgeons and orthopedic spine surgeons play a significant role in determining the course of treatment and, ultimately, the product used to treat a patient. As a result, our success depends, in large part, on demonstrating to these surgeons the value of our products in the treatment of their patients. To do so requires that we, along with our independent sales agents and stocking distributors, demonstrate the merits of our products and underlying technology compared to those of our competitors. Surgeons who do not use our products may be hesitant to do so for the following or other reasons:

•	lack of experience with our products, techniques, or technologies, or with the equipment necessary to use any of the foregoing;

•	existing relationships with those who sell competitive products;

•	the time required for surgeon and medical staff education and training on new products, techniques and equipment and technologies;

•	lack or perceived lack of clinical evidence supporting patient benefit relative to competing products;

•	our products not being included on hospital formularies, in integrated delivery networks or on group purchasing organization preferred vendor lists;

•	less attractive coverage and/or reimbursement within healthcare payment systems for our products and procedures compared to other products and procedures;

•	other costs associated with introducing new products and the equipment necessary to use new products; and

•	perceived risk of liability that could be associated with the use of new products, techniques or technologies.

In addition, we believe recommendations and support of our products by influential neurosurgeons and orthopedic spine surgeons are essential for market acceptance and adoption. If we do not receive support from such surgeons or long-term data does not show the benefits of using our products, surgeons may not use our products.
If we are not successful in convincing surgeons of the merits of our products, we may not maintain or grow our sales or achieve or sustain profitability.
We must successfully educate and train surgeons and their staff on the proper use of our products.
Although most neurosurgeons and orthopedic spine surgeons may have adequate knowledge on how to use most of our products based on their clinical training and experience, we believe that the most effective way to introduce and build market demand for our products is by directly training such surgeons in the use of our products. Convincing surgeons to dedicate the time and energy necessary for adequate training is challenging, and we cannot assure you we will succeed in these efforts. If surgeons are not properly trained, they may not use our products, and, as a result, we may not maintain or grow our sales or achieve or sustain profitability. If surgeons are not properly trained they may also misuse or ineffectively use our products, which may result in unsatisfactory patient outcomes, patient injury, negative publicity or lawsuits against us, any of which could have a significant adverse effect on our business, financial condition and results of operations.
Although we believe our training methods for surgeons are conducted in compliance with FDA and other applicable regulations developed both nationally and in third countries, if the FDA or other regulatory agency determines that our training constitutes promotion of an unapproved use or promotion of an intended purpose not covered by the CE mark affixed to our products or FDA approved labeling, they could request that we modify our training or subject us to regulatory enforcement actions, including the issuance of a warning letter, injunction, seizure, civil fine and criminal penalty. See also “Oversight of the medical device industry might affect the way we sell medical devices and compete in the marketplace" below.
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
Maintaining and growing sales of our products depends on the availability of adequate coverage and reimbursement from third-party payors, both within and outside the U.S., including government programs such as Medicare and Medicaid, private insurance plans and managed care organizations. Hospitals and other healthcare providers that purchase our products generally rely on third-party payors to cover all or part of the costs associated with the procedures performed with our products, including the cost to purchase our product. Both the patients’ and our customers’ access to adequate coverage and reimbursement for the procedures performed with our products by government and private insurance plans is central to the acceptance of our current and future products. We may be unable to sell our products on a profitable basis, or at all, if third-party payors deny coverage or reduce their levels of payment. In addition, if our cost of production increases at a rate greater than increases in reimbursement levels for our products, our profitability may be adversely affected.
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

Further, in the U.S., several provisions of the U.S. Patient Protection and Affordable Care Act (the Affordable
Care Act) and the Health Care and Education Reconciliation Act of 2010 address access to health care products and services and establish certain fees for the medical device industry. These provisions may be modified, repealed, or otherwise invalidated, in whole or in part. Future rulemaking could affect rebates, prices or the rate of price increases for health care products and services, or required reporting and disclosure. We cannot predict the timing or impact of any future rulemaking or changes in the law.

To the extent we sell our products internationally, market acceptance may depend, in part, upon the availability of coverage and reimbursement within prevailing healthcare payment systems. Reimbursement and healthcare payment systems in international markets vary significantly by country. As in the U.S., our products may not obtain coverage and reimbursement approvals in a timely manner, if at all, in a particular international market. In addition, even if we obtain country-specific coverage and reimbursement approvals, we could incur considerable expense to do so. Our failure to obtain such coverage and approvals would negatively affect market acceptance of our products in the international markets in which such failure occurs and the expenses incurred in connection with obtaining such coverage and approvals could outweigh the benefits of obtaining them.
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
The trend toward healthcare cost containment through aggregating purchasing decisions and industry consolidation, along with the growth of managed care organizations, is placing increased emphasis on the delivery of more cost-effective medical therapies. For example:

•
There has been consolidation among healthcare facilities and purchasers of medical devices, particularly in the U.S. One of the results of such consolidation is that group purchasing organizations, integrated delivery networks and large single accounts use their market power to consolidate purchasing decisions, which intensifies competition to provide products and services to healthcare providers and other industry participants, resulting in greater pricing pressures and the exclusion of certain suppliers from important market segments. For example, some group purchasing organizations negotiate pricing for its member hospitals and require us to discount, or limit our ability to increase, prices for certain of our products.

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

More broadly, other provisions of the Affordable Care Act could meaningfully change the way healthcare is developed and delivered in the U.S., and may adversely affect our business and results of operations. For example, the Affordable Care Act encourages hospitals and physicians to work collaboratively through shared savings programs, such as accountable care organizations, as well as other bundled payment initiatives, which may ultimately result in the reduction of medical device purchases and the consolidation of medical device suppliers used by hospitals. It is unclear what the full impact of the legislation will be. Some of the provisions of the Affordable Care Act have yet to be fully implemented, and certain provisions have been subject to judicial and Congressional challenges. In addition, there have been efforts by the Trump administration to repeal or replace certain aspects of the Affordable Care Act and to alter the implementation of the Affordable Care Act and related laws. We cannot predict accurately what healthcare programs and regulations will ultimately be implemented at the U.S. federal or state level, or the effect of any future legislation or regulation in the U.S. or elsewhere. However, any changes that have the effect of reducing reimbursements for our products or reducing medical procedure volumes could have a material and adverse effect on our business, financial condition and results of operations.
Further, the proliferation of medical device sales agents that are owned, directly or indirectly, by physicians (commonly called physician-owned distributorships, or PODs) could result in increased pricing pressure on our products or harm our ability to sell our products to physicians who own or are affiliated with these sales agents. These physicians derive a proportion of their revenue from selling or arranging for the sale of medical devices for use in procedures they perform on their own patients at hospitals that agree to purchase from or through the POD, or that otherwise furnish ordering physicians with income based, directly or indirectly, on those orders of medical devices. The number of PODs in the spine industry may continue to grow as economic pressures increase throughout the industry and as hospitals, insurers and physicians search for ways to reduce costs and, in the case of the physicians, search for ways to increase their incomes. PODs and the physicians who own, or partially own, them have significant market knowledge and access to the surgeons who use our products and the hospitals that purchase our products. Growth in the number of PODs may reduce our ability to compete effectively for business from physicians who own, or partially own, them, which could have a material and adverse effect on our business, results of operations and financial condition.
In addition, the largest device companies with multiple product franchises have increased their effort to leverage and contract broadly with customers across franchises by providing volume discounts and multi-year arrangements that could prevent our access to these customers or make it difficult (or impossible) to compete on price.
We may not develop new products in a timely and consistent manner, and failure to do so may adversely affect the attractiveness of our overall product portfolio to our surgeon customers and negatively impact our sales and market share.
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
•obtain the regulatory approvals for new products or product enhancements or modifications in a timely manner;
•provide adequate training to potential users of new products and product enhancements or modifications;
•receive adequate reimbursement approval of third-party payors such as Medicaid, Medicare and private insurers; and
•develop an effective marketing and distribution network.
If we cannot develop technically and commercially viable new products and enhancements or modifications to our existing products on a consistent basis and before our competitors, our prospects could be materially and adversely affected.
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

If we are unable to maintain and expand our network of independent sales agents and stocking distributors, we may not maintain or grow our revenue.
Our ability to generate revenue depends on the sales and marketing efforts of independent sales agents and stocking distributors. Some of our independent sales agents account for a significant portion of our sales volume. If our independent sales agents and stocking distributors fail to adequately promote, market and sell our products, our sales could significantly decrease.
Further, we face significant challenges and risks in managing our geographically dispersed distribution network and retaining the independent sales agents and stocking distributors who make up that network, and as we launch new products and increase our marketing efforts with respect to existing products, we plan to expand the reach of our marketing and sales efforts and may need to hire new independent sales agents and stocking distributors. Independent sales agents and stocking distributors require significant technical expertise in various areas such as spinal care practices, spine injuries and disease, and spinal health and they require training and time to achieve full productivity. Because of the intense competition for their services, we may not attract or retain qualified independent sales agents or stocking distributors or enter into agreements with them on favorable or commercially reasonable terms, if at all. Even if we enter into agreements with additional qualified independent sales agents or stocking distributors, it often takes 6 to 12 months for new sales agents or stocking distributors to reach full operational effectiveness and they may not generate revenue as quickly as we expect them to, commit the necessary resources to effectively market and sell our products, or ultimately succeed in selling our products. Our success will depend largely on our ability to continue to hire, train, retain and motivate qualified independent sales agents and stocking distributors. If we cannot expand our sales and marketing capabilities domestically and internationally, if we fail to train new independent sales agents and stocking distributors adequately, or if we experience high turnover in our sales network, we may not commercialize our products adequately, or at all, which would adversely affect our business, results of operations and financial condition.
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
Generally, we have obtained 510(k) clearance to manufacture, market and sell the products we market in the U.S. and the right to affix the CE mark to the products we market in the European Economic Area, or EEA. To date, we have not been required to generate new clinical data to support our 510(k) clearances, CE marks, or product registrations in other countries and, accordingly, we do not have our own clinical data regarding our marketed products. As a result, neurosurgeons and orthopedic spine surgeons may be slow to adopt our products and we may be subject to greater regulatory and product liability risks. In addition, certain of our competitors have clinical data supporting the safety and efficacy of their products, which may place our products at a competitive disadvantage.
In part due to the increased emphasis on the delivery of more cost-effective treatments, purchasing decisions of our customers increasingly will be based on clinical data that demonstrates the value of our products or the effectiveness of our products relative to others. Conducting clinical studies is expensive and time-consuming and outcomes are uncertain. See “Risks Relating to Our Regulatory Environment-Clinical studies are expensive and subject to extensive regulation and their results may not support our product candidate claims or may result in the discovery of adverse effects,” below. We may elect not to, or may be unable to, fund the clinical studies necessary to generate the data required for all of our products to compete effectively, in part due to the breadth of our product portfolio. Currently, we do not expect to undertake such clinical studies for all of our products and only expect to do so where we anticipate the benefits will outweigh the costs on a risk-adjusted basis. However, even when we elect and are able to fund such clinical studies on one or more of our products, such studies may not succeed. Data we generate may not be consistent with our existing data and may demonstrate less favorable safety or efficacy, which could reduce demand for our products and negatively impact future sales. Neurosurgeons and orthopedic spine surgeons may be less likely to use our products if more robust, or any, clinical data supporting the safety and efficacy of competing products is available. If we are unable to or unwilling to generate clinical data supporting the safety and efficacy of our products, our business, results of operations and financial condition could be materially and adversely affected.
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
Damage to our manufacturing, development or research facilities or disruption to our business operations for any reason, including due to natural disaster (such as earthquake, wildfires and other fires or extreme weather), power loss, communications failure, unauthorized entry or other events, such as a flu or other health epidemic, could cause us to discontinue development and/or manufacturing of some or all of our products for an undetermined period of time. In addition, our facilities would be difficult to replace and would require substantial lead time to repair or replace. The property damage and business interruption insurance coverage on these facilities that we maintain might not cover all losses under such circumstances, and we may not be able to renew or obtain such insurance in the future on acceptable terms with adequate coverage or at reasonable costs. In particular, we manufacture our orthobiologics products in one facility in Irvine, California and any damage to that facility could adversely affect our ability to timely satisfy demand for those products. Any significant disruption to our manufacturing operations and to our ability to meet market demand likely would have an adverse impact on our sales and revenues as key stakeholders, including our independent sales agents and stocking distributors and surgeon customers, transition to what they perceive as more reliable sources of products.
We rely on an exclusive license and supply agreement with PcoMed, LLC (“PcoMed”) for NanoMetalene surface technology incorporated in certain of our products. The termination of, or loss of exclusivity under, this license agreement could harm sales of certain of our products.
We have an exclusive license and supply agreement with PcoMed allowing the incorporation of their NanoMetalene surface technology into certain of our products, the net sales of which represent approximately 10% of our revenue for the year ended December 31, 2018. In order to maintain our exclusive license rights under the agreement, we must satisfy certain commercialization obligations. If we fail to satisfy these obligations, we lose our exclusive rights to this technology and PcoMed might license some or all this technology to one or more parties, any of which could be one of our competitors, and our ability to compete may be substantially and adversely diminished. In addition, PcoMed serves as our sole supplier for the licensed technology. If PcoMed is unable to meet our demand for the product or if their supply is otherwise disrupted, it could adversely impact our business. Furthermore, if we fail to comply with material obligations under the agreement or if it were terminated for any reason, we could lose rights to this technology that are important to our business. The agreement terminates in December 2020; if we need to renew the license, there is no guarantee we will be able to renew it on commercially reasonable terms, if at all.
In addition to PcoMed, we depend on a limited number of third-party suppliers for components and raw materials and losing any of these suppliers, or their inability to provide us with an adequate supply of materials that meet our quality and other requirements, could harm our business.
Outside suppliers, some of whom are sole-source suppliers, provide us with products and raw materials and components used in manufacturing our orthobiologics and spinal implant products. We strive to maintain sufficient inventory of products, raw materials and components so that our production will not be significantly disrupted if a particular product, raw material or component is not available to us for a period of time, including as a result of a supplier's loss of its ISO or other certification. Any such disruption in our production could harm our reputation, business, financial condition and results of operations.
Although we believe there are alternative supply sources, replacing our suppliers may be impractical or difficult in many instances. For example, we could have difficulty obtaining similar products from other suppliers that are acceptable to the FDA or other foreign regulatory authorities. In addition, if we are required to transition to new suppliers for certain components of our products, the use of components or materials furnished by these alternative suppliers could require us to alter our operations, and if we are required to change the manufacturer of a critical component of our products, we will have to verify that the new manufacturer maintains facilities, procedures and operations that comply with our quality and applicable regulatory requirements, which could further impede our ability to manufacture our products in a timely manner. Transitioning to a new supplier could be time-consuming and expensive, may result in interruptions in our operations and product delivery, could affect the performance specifications of our products or could require that we modify the design of those systems.
If we are unable to obtain sufficient quantities of spinal implant products, raw materials or components that meet our quality and other requirements on a timely basis for any reason, we may not produce sufficient quantities of our products to meet market demand until a new or alternative supply source is identified and qualified and, as a result, we could lose customers, our reputation could be harmed and our business could suffer. In 2013, we experienced supply shortages in collagen ceramic matrix bone void fillers, which adversely affected sales of our orthobiologics products, even after the supply shortage was resolved. Furthermore, an uncorrected defect or supplier’s variation in a component or raw material that is incompatible with our manufacturing, unknown to us, could harm our ability to manufacture products.
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
In addition, we rely on a small number of tissue banks accredited by the American Association of Tissue Banks for the supply of human tissue, a crucial component of our orthobiologics products that serve as bone graft substitutes. Any failure to obtain tissue from these sources or to have the tissue processed by these sources for us in a timely manner will interfere with our ability to meet demand for our orthobiologics products effectively. The processing of human tissue into orthobiologics products is labor intensive and maintaining a steady supply stream is challenging. In addition, due to seasonal changes in mortality rates, some scarce tissues used for our orthobiologics products are at times in particularly short supply. We cannot be certain that our supply of human tissue from our suppliers will be available at current levels or will meet our needs or that we will be able to successfully negotiate commercially reasonable terms with other accredited tissue banks.
We depend on information technology and if our information technology fails to operate adequately or fails to properly maintain the integrity of our data, our business could be materially and adversely affected.
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
Although our computer and information systems are protected through physical and software safeguards, they are still vulnerable to system malfunction, computer viruses, cyber-attacks, breaches or interruptions due to employee error or malfeasance, terrorist attacks, earthquakes (and other natural disasters), fire, flood, power loss, computer systems failure, data network failure, Internet failure, or lapses in compliance with privacy and security mandates. If any of our systems were to become subject to any of the foregoing, our networks could be compromised, and the information stored there could be accessed by unauthorized parties, publicly disclosed, lost or stolen. These events could lead to the unauthorized access and result in the misappropriation or unauthorized disclosure of confidential information belonging to us or to our employees, partners, customers or suppliers. We have measures in place designed to detect and respond to security incidents and breaches of privacy and security mandates. The techniques used by criminal elements to attack computer systems are sophisticated, change frequently and may originate from less regulated and remote areas of the world. As a result, we may not be able to address these techniques proactively or implement adequate preventative measures. If our IT systems are compromised, due to a data breach or otherwise, we could be subject to legal claims or proceedings, liability under laws that protect the privacy of personal information, such as HIPAA, government enforcement actions and regulatory penalties, fines, damages, and enforcement actions, and we could lose trade secrets or other confidential information, the occurrence of any of which could have a material and adverse effect on our business, financial condition and results of operations. Unauthorized access, loss or dissemination could also interrupt our operations, including our ability to bill our customers, provide customer support services, conduct research and development activities, process and prepare company financial information, manage various general and administrative aspects of our business, and could damage our reputation, any of which could adversely affect our business.
We expend substantial resources to comply with laws and regulations relating to public companies, and any failure to maintain compliance could subject us to regulatory scrutiny and cause investors to lose confidence in our company, which could harm our business and have a material adverse effect on our stock price.
Laws and regulations affecting public companies, including provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the Sarbanes-Oxley Act of 2002 (SOX), and the related rules and regulations adopted by the U.S. Securities and Exchange Commission (SEC), and by the Nasdaq Stock Market increase our accounting, legal and financial compliance costs and make some activities more time-consuming and costly. We cannot predict or estimate with any reasonable accuracy the total amount or timing of the costs we may incur to comply with these laws and regulations. In addition, we expect that our management and other personnel will need to divert attention from operational and other business matters to devote substantial time to these matters. For example, compliance with Section 404 of SOX, including performing the system and process documentation and evaluation necessary to issue our annual report on the effectiveness of our internal control over financial reporting and, if applicable, obtain the required attestation report from our independent registered public accounting firm, requires us to incur substantial expense and expend significant management time. Further, we (through our former parent company) have in the past discovered, and in the future may discover, areas of internal controls that need improvement. If we identify deficiencies in our internal controls deemed to be material weaknesses, we could become subject to scrutiny by regulatory authorities and we could lose investor confidence in the accuracy and completeness of our SEC filings, including the financial statements included therein, which could have a material adverse effect on our stock price. Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations, including the possibility of human error and circumvention by collusion or overriding of controls. Accordingly, even an effective internal control system may not prevent or detect material misstatements on a timely basis, or at all. Also, previously effective controls may become inadequate over time because of changes in our business or operating structure, and we may fail to take measures to evaluate the adequacy of and update these controls, as necessary, which could lead to a material misstatement.
In addition, new laws and regulations could make it costlier or more difficult for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the coverage that is the same or similar to our current coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve as our executive officers or on our board of directors or on its committees.
Our business could suffer if we lose the services of key members of our senior management or fail to hire and retain other personnel on whom our business relies.
Our ability to execute our business strategy and compete in the highly competitive medical device industry depends, in part, on our ability to attract and retain highly qualified personnel. Companies in the medical device industry in general have experienced a high rate of personnel turnover. Loss of key employees, including any of our scientific, technical and managerial personnel, could adversely affect our ability to successfully execute our business strategy, which could have a material and adverse effect on our business, results of operations and financial condition. We would be adversely affected if we fail to adequately prepare for future turnover of our senior management team. Moreover, replacing key employees may be a difficult, costly and protracted process, and we may not have other personnel with the capacity to assume all of the responsibilities of a departing employee. Competition for qualified personnel, particularly for key positions, is intense among companies in our industry, particularly in the San Diego, California area, and many of the organizations against which we compete for qualified personnel have greater financial and other resources and different risk profiles than our company, which may make them more attractive employers. All of our employees, including our management personnel, may terminate their employment with us at any time without notice. If we cannot attract and retain highly qualified personnel, as needed, we may not achieve our financial and other goals.
Moreover, future internal growth could impose significant added responsibilities on our management, and we will need to identify, recruit, maintain, motivate and integrate additional employees to manage growth effectively. If we do not effectively manage such growth, our expenses may increase more than expected, we may not achieve our goals, and our ability to generate and/or grow revenue could be diminished.
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
We do not carry insurance for all categories of risk to which our business is or may be exposed. Some of the policies we maintain include general liability, foreign liability, employee benefits liability, property, umbrella, employment practices, workers’ compensation, products liability and directors’ and officers’ insurance. We do not know, however, if we will be able to maintain insurance coverage at a reasonable cost or in sufficient amounts or scope to protect us against losses. Even if we obtain insurance, a claim could exceed the amount of our insurance coverage or it may be excluded from coverage under the terms of the policy. Any significant uninsured liability may require us to pay substantial amounts, which would adversely affect our cash position and results of operations.
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
In addition, businesses we acquire may not have adequate financial, disclosure, regulatory, quality or other compliance controls in place when we acquire them, which may create uncertainty regarding the actual condition and financial results of the acquired business and our assumptions regarding synergies and future results. Following any acquisition, we must integrate the new business, which includes incorporating it into our financial, compliance, regulatory and quality systems. Failure to timely and successfully integrate acquired businesses may result in non-compliance with regulatory or other requirements and may result in unexpected costs, including as a result of inadequate cost containment and unrealized economies of scale. In addition, acquisitions divert management and other resources, and involve other risks, including, risks associated with entering markets in which our marketing and sales personnel may have limited experience and with disruption to existing relationships with employees, suppliers, customers and sales agents, both with respect to us and the acquired company. As a result of any of the foregoing, we may not realize the expected benefit from any acquisition. If we cannot integrate acquired businesses, products or technologies, our business, financial conditions and results of operations could be materially and adversely affected.
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
During the year ended December 31, 2018, approximately 11% of our net revenue was attributable to our international sales and operations. We are seeking to increase our international sales over the foreseeable future. Our international business operations are subject to a variety of risks, including:

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

•
tariffs, trade barriers and export regulations that adversely impact, and other regulatory and contractual limitations on, our ability to sell our products in certain foreign markets, the scope and consequences of which may increase in light of the Trump Administration’s approach to trade policy, including its stated intent to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements;

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
As a result of our international sales and operations, we generate revenues in various foreign currencies including euros, British pounds, and Swiss francs, and in U.S. dollar-denominated transactions conducted with customers who generate revenue in currencies other than the U.S. dollar. We also incur operating expenses in euros. We cannot predict accurately the consolidated effects of exchange rate fluctuations upon our future operating results because of the variability of currency exposure in our revenues and operating expenses and the potential volatility of currency exchange rates. Although we address currency risk management through regular operating and financing activities, those actions may not prove to be fully effective. In addition, for those foreign customers who purchase our products in U.S. dollars, currency exchange rate fluctuations between the U.S. dollar and the currencies in which those customers do business may have a negative effect on the demand for our products in foreign countries where the U.S. dollar has increased in value compared to the local currency. Converting our earnings from international operations to U.S. dollars for use in the U.S. can also raise challenges, including problems moving funds out of the countries in which the funds were earned and difficulties in collecting accounts receivable in foreign countries where the usual accounts receivable payment cycle is longer. To date, we have not used risk management techniques to hedge the risks associated with foreign currency exchange rate fluctuations. Even if we implemented hedging strategies, not every exposure can be hedged and, where hedges are put in place based on expected foreign currency exchange exposure, they are based on forecasts that may vary or that may later prove to have been inaccurate. As a result, fluctuations in foreign currency exchange rates or our failure to successfully hedge against these fluctuations could have a material adverse effect on our operating results and financial condition.
We may be subject to damages resulting from claims that we, our employees, or our independent sales agents or stocking distributors have wrongfully used or disclosed alleged trade secrets of our competitors or are in breach of non-competition or non-solicitation agreements with our competitors.
Many of our employees were employed at other medical device companies, including our competitors or potential competitors, in some cases immediately prior to joining us. In addition, many of our independent sales agents and stocking distributors sell, or in the past have sold, products of our competitors. We may be subject to claims that we, our employees or our independent sales agents or stocking distributors have intentionally, inadvertently or otherwise used or disclosed trade secrets or other proprietary information of former employers or competitors. In addition, we have been and may in the future be subject to claims that we caused an employee to breach the terms of his or her non-competition or non-solicitation agreement. Litigation may be necessary to defend against these claims. Litigation is expensive, time-consuming and could divert management attention and resources away from our business. Even if we prevail, the cost of litigation could affect our profitability. If we do not prevail, in addition to any damages we might have to pay, we may lose valuable intellectual property rights or employees, independent sales agents or stocking distributors. There can be no assurance that this type of litigation or the threat thereof will not adversely affect our ability to engage and retain key employees, sales agents or stocking distributors. See also “If we are unable to maintain and expand our network of independent sales agents and stocking distributors, we may not be able to maintain or grow our revenue,” and “Our business could suffer if we lose the services of key members of our senior management or fail to hire and retain other personnel on whom our business relies,” above.
We are subject to continuing contingent liabilities of Integra.
Even after our separation from Integra, there are several significant areas where Integra’s liabilities may become our obligations. For example, under the Code and the related rules and regulations, each corporation that was a member of the Integra consolidated U.S. federal income tax reporting group during any taxable period or portion of any taxable period ending on or before the effective time of the distribution is jointly and severally liable for the U.S. federal income tax liability of the entire Integra consolidated tax reporting group for that taxable period. In addition, the Tax Matters Agreement allocates the responsibility for prior period taxes of the Integra consolidated tax reporting group between us and Integra. Under this allocation, we may be responsible for taxes that we would not have otherwise incurred, or that we would have incurred but in different amounts and/or at different times, on a standalone basis outside of the Integra consolidated group, and the amount of such taxes could be significant. If Integra is unable to pay any prior period taxes for which it is responsible, we could have to pay the entire amount of such taxes.
We have overlapping board membership with Integra, which may lead to conflicting interests, and one of our directors continues to own a substantial amount of Integra common stock and equity awards covering Integra stock.
Two of our board members also serve as board members of Integra. Our directors who are members of Integra’s board of directors have fiduciary duties to Integra’s stockholders, as well as fiduciary duties to our stockholders. In addition, several of our directors own or have rights to acquire Integra common stock (in at least one case, a substantial amount).
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
Our sales volumes and our operating results, including components of operating results, such as gross margin and cost of goods sold, have fluctuated in the past and may fluctuate from time to time in the future, including over the course of a fiscal year, and such fluctuations could affect our stock price. Some factors that may cause these fluctuations include:

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

In addition, we may experience meaningful variability in our sales and gross profit among quarters, as well as within each quarter, as a result of several factors, including but not limited to (and in addition to those listed above):

•	the number of products sold in the quarter;

•	the unpredictability of sales of full sets of spinal implants and instruments to our international stocking distributors; and

•	the number of selling days in the quarter.

We must maintain high levels of inventory, which could consume a significant amount of our resources and reduce our cash flows.
Because we maintain substantial inventory levels to meet the needs of our customers, we are subject to the risk of inventory excess, obsolescence and shelf-life expiration. Many of our spinal implant products come in sets. Each set includes a significant number of components in various sizes so that the surgeon may select the appropriate spinal implant based on the patient’s needs. In a typical surgery, not all of the implants in the set are used, and therefore certain sizes of implants placed in the set or that we purchase for replenishment inventory may become obsolete before they can be used. In addition, to market our products effectively, we often must provide hospitals and independent sales agents with consigned sets that typically consist of spinal implants and instruments, including products to ensure redundancy and products of different sizes. Further, our orthobiologics products have a sterilization expiration date, which ranges from one to five years, and these products may expire before they can be used. If a substantial portion of our inventory is deemed excess, becomes obsolete or expires, it could have a material adverse effect on our earnings and cash flows due to the resulting costs associated with the inventory impairment charges and costs required to replace such inventory.
Our future financial results could be adversely affected by impairments or other charges.
We assess periodically impairment of our long-lived assets, including finite-lived intangible assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. As of December 31, 2018, we had $28.7 million of net finite-lived intangible assets, consisting of technology and customer relationships. In addition, we continually assess the profitability of our product lines and, after such assessment, may discontinue certain products or product lines in the future. As a result, we may record impairment charges or accelerate amortization on certain technology-related intangible assets in the future. Impairment charges as a result of any of the foregoing could be significant and could have a material and adverse effect on our reported financial results for the period in which the charge is taken, which could have a material and adverse effect on the market price of our common stock.
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
We believe that our cash, investments and the amount currently available to us under our amended and restated credit agreement with Wells Fargo, N.A. will be sufficient to meet our projected operating requirements over the next 12 months. That said, continued expansion of our business will be expensive, and we likely will seek additional capital. Our capital requirements will depend on many factors, including, but not limited to:

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

Such capital, which we may seek to raise through public or private equity offerings, issuing debt or existing, expanded or new credit facilities, or other sources, may not be available to us on favorable terms, or at all. For example, LIBOR is one of the reference rates under our credit agreement and is the subject of recent proposals for reform that could impact the interest rate we pay under the credit agreement.  To the extent we have outstanding borrowings under the credit agreement at the time a LIBOR alternative becomes applicable, our borrowing costs under the credit agreement may increase. In addition, our credit agreement prohibits us from incurring indebtedness without the lender’s consent. If we issue equity securities to raise additional capital, our existing stockholders may experience dilution, and the new equity securities may have rights, preferences and privileges senior to those of our existing stockholders. See “Risks Relating to Owning Our Common Stock-Your percentage of ownership in us may be diluted in the future and issuances of substantial amounts of our common stock, or the perception that such issuances may occur, could cause the market price of our common stock to decline significantly, even if our business is performing well.,” and “Risks Relating to Owning Our Common Stock-We may issue preferred stock with terms that could dilute the voting power or reduce the value of our common stock,” below. If we raise additional capital through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to our products, potential products or proprietary technologies, or grant licenses on terms that are not favorable to us. If we cannot raise capital on acceptable terms, we may not be able to develop or enhance our products, execute our business plan, take advantage of future opportunities or respond to competitive pressures, changes in our supplier relationships or unanticipated customer requirements. Any of these events could adversely affect our ability to achieve our business and financial goals or to achieve or maintain profitability, and could have a material and adverse effect on our business, results of operations and financial condition.
Risks Relating to our Regulatory Environment
We are subject to stringent domestic and foreign medical device regulation and any adverse regulatory action may materially and adversely affect our financial condition and business operations.
Our products, development activities and manufacturing processes are subject to extensive and rigorous regulation by numerous federal and state government agencies, including the FDA and comparable foreign agencies. To varying degrees, each agency monitors and enforces our compliance with laws and regulations governing the development, testing, manufacturing, labeling, marketing and distribution of our products. For example, we must comply with the FDA’s Quality System Regulation, which mandates that manufacturers of medical devices adhere to certain quality assurance standards pertaining to, among other things, validation of manufacturing processes, controls for purchasing product components and documentation practices.
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
In general, unless an exemption applies, a medical device and modifications to the device or its indications must receive either premarket approval or premarket clearance from the FDA before it can be marketed in the U.S. While in the past we have received such clearances, we may not succeed in the future in receiving approvals and clearances in a timely manner, or at all. The process of obtaining approval or clearance from the FDA and comparable foreign regulatory agencies for new products, or for enhancements or modifications to existing products, could:

•	take significant time;

•	require the expenditure of substantial resources;

•	involve rigorous and expensive pre-clinical and clinical testing, as well as post-market surveillance;

•	involve modifications, repairs or replacements of our products; and

•	result in limitations on the indicated uses of our products.

Some of our new products will require FDA 510(k) clearance or approval of a premarket approval application, or PMA, prior to being marketed. Any modification to a 510(k)-cleared device that could significantly affect its safety or effectiveness, including significant design and manufacturing changes, or that would constitute a major change in its intended use, design or manufacture, requires a new 510(k) clearance or, possibly, approval of a PMA. Similarly, modifications to PMA-approved products may require submission and approval of a supplement PMA. The FDA requires every manufacturer to determine whether a new 510(k) or supplement PMA is needed in the first instance, and the FDA has issued guidance on assessing modifications to 510(k)-cleared and PMA-approved devices to assist manufacturers with making these determinations. However, the FDA may review any such determination and the FDA may not agree with our determinations regarding whether new clearances or approvals are necessary. We have modified some of our 510(k)-cleared products and have determined, based on our understanding of FDA guidance, that certain changes did not require new 510(k) clearances. If the FDA disagrees with our determination and requires us to seek new 510(k) clearances, or PMA approval, for modifications to our cleared products, we may have to stop marketing or distributing our products, we may need to recall the modified product until we obtain clearance or approval, and we may be subject to significant regulatory fines or penalties. Significant delays in receiving clearance or approval, or failing to receive clearance or approval for our new products would have a material and adverse effect on our ability to expand our business.
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
We cannot be certain that we will receive required approval or clearance from the FDA and foreign regulatory agencies for new products, including modifications to existing products, on a timely basis, or at all. Failing to receive approval or clearance for new products on a timely basis would have a material and adverse effect on our financial condition and results of operations.
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
Some HCT/Ps also meet the definition of a biological product, medical device or drug regulated under the Federal Food, Drug and Cosmetic Act. Section 361 of the Public Health Service Act authorizes the FDA to issue regulations to prevent the introduction, transmission or spread of communicable disease. HCT/Ps regulated as “361 HCT/Ps” are subject to requirements relating to registering facilities and listing products with the FDA, screening and testing for tissue donor eligibility, Good Tissue Practice when processing, storing, labeling and distributing HCT/Ps, including required labeling information, stringent record keeping and adverse event reporting. These biologic, device or drug HCT/Ps must comply both with the requirements exclusively applicable to 361 HCT/Ps and, in addition, with requirements applicable to biologics, devices or drugs, including premarket clearance or approval. We have received required approvals for our products regulated as 361 HCT/Ps. However, there have been occasions in the past, and there could be occasions in the future, when the FDA requires us to obtain a 510(k) clearance for our products regulated as 361 HCT/Ps. The process of obtaining a 510(k) clearance could take time and consume resources, and failing to receive such a clearance would render us unable to market and sell such products, which could have a material and adverse effect on our business.
The American Association of Tissue Banks has issued operating standards for tissue banking. Accreditation is voluntary, but compliance with these standards is a requirement to become a licensed tissue bank. In addition, some states have their own tissue banking regulations. In addition, procurement of certain human organs and tissue for transplantation is subject to the National Organ Transplant Act, or NOTA, which prohibits the transfer of certain human organs, including skin and related tissue, for valuable consideration, but permits the reasonable payment associated with the removal, transportation, implantation, processing, preservation, quality control and storage of human tissue and skin. We reimburse tissue banks for their expenses associated with the recovery, storage and transportation of donated human tissue they provide to us for processing. We include in our pricing structure amounts paid to tissue banks to reimburse them for their expenses associated with the recovery and transportation of the tissue, in addition to certain costs associated with processing, preservation, quality control and storage of the tissue, marketing and medical education expenses and costs associated with development of tissue processing technologies. NOTA payment allowances may be interpreted to limit the amount of costs and expenses we can recover in our pricing for our products, thereby reducing our future revenue and profitability. If we were to be found to have violated NOTA’s prohibition on the sale or transfer of human tissue for valuable consideration, we would potentially be subject to criminal enforcement sanctions, which could materially and adversely affect our results of operations.
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
Certain of our products contain material derived from bovine tissue. Products that contain materials derived from animal sources, including food, pharmaceuticals and medical devices, are subject to scrutiny in the media and by regulatory authorities. Regulatory authorities are concerned about the potential for the transmission of disease from animals to humans via those materials. This public scrutiny has been particularly acute in Japan and Western Europe with respect to products derived from animal sources, largely due to concern that materials infected with the agent that causes bovine spongiform encephalopathy, or BSE, otherwise known as mad cow disease, may, if ingested or implanted, cause a variant of the human Creutzfeldt-Jakob disease, an ultimately fatal disease with no known cure. Cases of BSE in cattle discovered in Canada and the U.S. have increased awareness in North America.
We take steps designed to minimize the risk that our products contain agents that can cause disease, such as obtaining our collagen from countries considered BSE-free. Nevertheless, products that contain materials derived from animals, including our products, could become subject to additional regulation, or even be banned in certain countries, because of concern over the potential for the transmission of infectious or other agents. Significant new regulation, or a ban of our products, could have a material and adverse effect on our business or our ability to expand our business.
Certain countries, such as Japan, China, Taiwan and Argentina, have issued regulations that require our collagen products be processed from bovine tendon sourced from countries where no cases of BSE have occurred. The collagen raw material we use in our products is sourced from New Zealand. Our supplier has obtained approval from certain countries, including the U.S., the European Union, Japan, Taiwan, China and Argentina, for the use of such collagen raw material in products sold in those countries. If we cannot continue to obtain collagen raw material from a qualified source of tendon from a country that has never had a case of BSE, we will not be permitted to sell our collagen products in certain countries, which could have a material and adverse effect on our business, results of operations and financial condition.
Clinical studies are expensive and subject to extensive regulation and their results may not support our product candidate claims or may result in the discovery of adverse effects.
In developing new products or new indications for, or modifications to, existing products, we may conduct or sponsor pre-clinical testing, clinical studies or other clinical research. We are conducting post-market clinical studies of some of our products to gather information about their performance or optimal use. The data collected from these clinical studies may ultimately be used to support additional market clearance or approval for these products or future products. If any of our new products require premarket clinical studies, these studies are expensive, the outcomes are inherently uncertain and they are subject to extensive regulation and review by numerous governmental authorities both in the U.S. and abroad, including by the FDA and, if federal funds are involved or if an investigator or site has signed a federal assurance, are subject to further regulation by the Office for Human Research Protections and the National Institutes of Health. For example, clinical studies must be conducted in compliance with FDA regulations, local regulations, and according to principles and standards collectively called “Good Clinical Practices.” Failure to comply with applicable regulations could result in regulatory and legal enforcement action, including fines, penalties, suspension of studies, and also could invalidate the data and make it unusable to support an FDA submission.
Even if any of our future premarket clinical studies are completed as planned, we cannot be certain that their results will support our product candidates and/or proposed claims or that the FDA or foreign authorities and Notified Bodies will agree with our interpretation and conclusions regarding the data they generate. Success in pre-clinical studies and early clinical studies does not ensure that later clinical studies will succeed, and we cannot be sure that the results of later studies will replicate those of earlier or prior studies. The clinical study process may fail to demonstrate that our product candidates are safe and effective for the proposed indicated uses, which could cause us to abandon a product candidate and may delay development of others. Any delay or termination of our clinical studies will delay the filing of our product submissions and, ultimately, our ability to commercialize our product candidates and generate revenues. It is also possible that patient subjects enrolled in our clinical studies of our marketed products will experience adverse side effects that are not currently part of the product candidate’s profile and, if so, these findings may result in lower market acceptance, which could have a material and adverse effect on our business, results of operations and financial condition.

If the third parties on which we rely to conduct our clinical studies and to assist us with pre-clinical development do not perform as contractually required or expected, we may not obtain regulatory clearance, approval or a CE Certificate of Conformity for or commercialize our products.
We often must rely on third parties, such as contract research organizations, medical institutions, clinical investigators and contract laboratories, to assist in conducting our clinical studies and other development activities. If these third parties do not successfully carry out their contractual duties, comply with applicable regulatory obligations or meet expected deadlines, or if these third parties need to be replaced, or if the quality or accuracy of the data they obtain is compromised due to failing to adhere to clinical protocols, to applicable regulatory requirements or otherwise, our pre-clinical development activities and clinical studies may be extended, delayed, suspended or terminated. Under these circumstances, we may not be able to obtain regulatory clearance/approval or a CE Certificate of Conformity for, or successfully commercialize, our products on a timely basis, if at all, and our business, operating results and prospects may be materially and adversely affected.
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
There are also multiple other laws and regulations that govern how companies in the healthcare industry may market their products to healthcare professionals and may compete by discounting the prices of their products, including, for example, the federal Anti-Kickback Statute, the federal False Claims Act, the federal Health Insurance Portability and Accountability Act of 1996, state law equivalents to these federal laws that are meant to protect against fraud and abuse, the Foreign Corrupt Practices Act of 1977 and analogous laws in foreign countries. Violations of these laws are punishable by criminal and civil sanctions, including, but not limited to, penalties, fines and exclusion from participation in federal and state healthcare programs, including Medicare and Medicaid, and imprisonment. Federal and state government agencies, as well as private whistleblowers, have significantly increased investigations and enforcement activity under these laws. Although we exercise care in structuring our sales and marketing practices, customer discount arrangements and interactions with healthcare professionals to comply with these laws and regulations, we cannot provide assurance that government officials will not assert that our practices are in compliance or that government regulators or courts will interpret those laws or regulations in a manner consistent with our interpretation. Even if an investigation is unsuccessful or is not fully pursued, we may spend considerable time and resources defending ourselves and the adverse publicity surrounding any assertion that we may have engaged in violative conduct could have a material and adverse effect on our reputation with existing and potential customers and on our business, financial condition and results of operations.
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
For example, prosecutorial scrutiny and governmental oversight, at both the state and federal levels, over some major device companies regarding the retention of healthcare professionals have limited how medical device companies may retain healthcare professionals as consultants. Various hospital organizations, medical societies and trade associations are establishing their own practices that may require detailed disclosures of relationships between healthcare professionals and medical device companies or ban or restrict certain marketing and sales practices, such as gifts and business meals. In addition, the Affordable Care Act, as well as certain state laws, require detailed disclosure of certain financial relationships, gifts and other remuneration made to certain healthcare professionals and teaching hospitals, the publicity surrounding which could have a negative impact on our relationships with our customers and ability to seek input on product design or involvement in research. As a result of laws, rules and regulations or our own or third-party policies that prohibit or restrict interactions, or the growing perception that any interaction between healthcare professionals and industry are tainted, we may be unable to engage with our healthcare professional customers in the same manner or to the same degree, or at all, as would otherwise be the case, which may adversely affect our ability to understand our customer’s needs and to incorporate into our development programs feedback that addresses these needs. If we are unable to develop and commercialize new products that address the needs of our surgeon customers and their patients, our products may not be broadly accepted in the marketplace, or at all, which would have a negative effect on our business, results of operations and financial condition.
Unfavorable media reports or other negative publicity concerning both alleged improper methods of tissue recovery from donors and disease transmission from donated tissue could limit widespread acceptance of some of our products.
Unfavorable reports of improper or illegal tissue recovery practices, both in the U.S. and internationally, as well as incidents of improperly processed tissue leading to the transmission of disease, may affect the rate of future tissue donation and market acceptance of technologies incorporating human tissue. In addition, negative publicity could cause the families of potential donors to become reluctant to donate tissue to for-profit tissue processors. For example, the media has reported examples of alleged illegal harvesting of body parts from cadavers and resulting recalls conducted by certain companies selling human tissue based products affected by the alleged illegal harvesting. These reports and others could have a negative effect on our tissue regeneration business.
Our international operations subject us to laws regarding sanctioned countries, entities and persons, customs and import-export practices, laws regarding transactions in foreign countries, the Foreign Corrupt Practices Act of 1977 and local anti-bribery and other laws regarding interactions with healthcare professionals, and product registration requirements.
Foreign governmental regulations have become increasingly stringent and more common, and we may become subject to even more rigorous regulation by foreign governmental authorities. Numerous laws restrict, and in some cases prohibit, U.S. companies from directly or indirectly selling goods, technology or services to people or entities in certain countries. In addition, these laws require that we exercise care in structuring our sales and marketing practices and effecting product registrations in foreign countries. Compliance with these regulations is costly.

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

We are subject to SEC regulations that require us to determine whether our products contain certain specified minerals, referred to under the regulations as “conflict minerals,” and, if so, to perform an extensive inquiry into our supply chain, to determine whether such conflict minerals originate from the Democratic Republic of Congo or an adjoining country. We have determined that certain of our products contain such specified minerals. We are continuing to conduct inquiries into our supply chain in connection with the preparation of our conflict minerals report for 2018. Compliance with these regulations has increased our costs and has been time-consuming for our management and our supply chain personnel (and time-consuming for our suppliers), and we expect that continued compliance will continue to require significant money and time. In addition, to the extent any of our disclosures are perceived by the market to be “negative,” it may cause customers to refuse to purchase our products. Further, if we determine to make any changes to products, processes, or sources of supply, it may result in additional costs, which may adversely affect our business, financial condition and results of operations.

We are subject to requirements relating to hazardous materials which may impose significant compliance or other costs on us.
Our research, development and manufacturing processes involve the controlled use of certain hazardous materials. For example, our allograft bone tissue processing may generate waste materials that in the U.S. are classified as medical waste. In addition, we lease facilities at which hazardous materials could have been used. Because of the foregoing, we are subject to federal, state, foreign and local laws and regulations governing the use, manufacture, storage, handling, treatment, remediation and disposal of hazardous materials and certain waste products.
Although we believe that our procedures for handling and disposing of hazardous materials comply with applicable laws as currently in effect, we cannot eliminate the risk of accidental contamination or injury from these materials. In addition, under some environmental laws and regulations, we could also be held responsible for all of the costs relating to any contamination at our past or present facilities and at third-party waste disposal sites, even if such contamination was not caused by us. If an accident occurs, state or federal or other applicable authorities may curtail our use of these materials and interrupt our business operations. In addition, if an accident or environmental discharge occurs, or if we discover contamination caused by prior operations, including by prior owners and operators of properties we acquire, we could be liable for cleanup obligations, damages and fines any related liability could exceed our resources. If such unexpected costs are substantial, this could significantly harm our financial condition and results of operations. We carry no insurance specifically covering environmental claims relating to the use of hazardous materials.
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
In an effort to protect our trade secrets and intellectual property rights, we require our employees, consultants and advisors to execute confidentiality and invention assignment agreements upon commencement of employment or consulting relationships with us. These agreements provide that, except in specified circumstances, all confidential information developed or made known to the individual during their relationship with us must be kept confidential. We cannot assure you, however, that these agreements will meaningfully protect our trade secrets or other proprietary information in the event of the unauthorized use or disclosure of confidential information. In addition, we cannot assure you that others will not independently develop substantially equivalent proprietary information and procedures or otherwise gain access to our trade secrets, that our trade secrets will not be disclosed or that we can otherwise protect our rights to unpatented trade secrets.
In addition to contractual measures, we try to protect the confidential nature of our proprietary information using physical and technological security measures. Such measures may not, for example, in the case of misappropriation of a trade secret by an employee or third party with authorized access, adequately protect our proprietary information. Our security measures may not prevent an employee or consultant from misappropriating our trade secrets and providing them to a competitor, and recourse we take against such misconduct may not provide an adequate remedy to protect our interests fully.
Unauthorized parties may also attempt to copy or reverse engineer certain aspects of our products that we consider proprietary.

Enforcing a claim that a party illegally disclosed or misappropriated a trade secret can be difficult, expensive and time-consuming, and the outcome is unpredictable.

In addition, we may face claims by third parties that our agreements with employees, consultants or advisors obligating them to assign intellectual property to us are ineffective or in conflict with prior or competing contractual obligations of assignment, which could result in ownership disputes regarding intellectual property we have developed or will develop and interfere with our ability to capture the commercial value of such intellectual property. Litigation may be necessary to resolve an ownership dispute, and if we are unsuccessful, we may be precluded from using certain intellectual property or may lose our exclusive rights in that intellectual property. Either outcome could harm our business and competitive position. See “If we seek to protect or enforce our intellectual property rights through litigation or other proceedings, it could require us to spend significant time and money, the results of which are uncertain,” below.
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
Significant litigation regarding patent rights occurs in our industry. Our competitors in both the U.S. and abroad, many of which have substantially greater resources and have made substantial investments in patent portfolios and competing technologies, may have applied for or obtained or may in the future apply for and obtain, patents that will prevent, limit or otherwise interfere with our ability to make, use and sell our products. Generally, we do not conduct independent reviews of patents issued to third parties. In addition, patent applications in the U.S. and elsewhere can be pending for many years before issuance, so there may be applications of others now pending of which we are unaware that may later result in issued patents that will prevent, limit or otherwise interfere with our ability to make, use or sell our products. The large number of patents, the rapid rate of new patent applications and issuances, the complexities of the technology involved, and the uncertainty of litigation increase the risk of assets and resources including management’s attention, being diverted to patent litigation. We have received, and expect to receive, communications from various industry participants alleging our infringement of their patents, trade secrets or other intellectual property rights and/or offering licenses to such intellectual property. Any lawsuits resulting from such allegations could subject us to significant liability for damages and invalidate our proprietary rights. Any potential intellectual property litigation also could force us to do one or more of the following:

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

Further, as the number of participants in the spine industry grows, the possibility of intellectual property infringement claims against us increases. If we are found to infringe the intellectual property rights of third parties, we could have to pay substantial damages (which may be increased up to three times of awarded damages) and/or substantial royalties and could be prevented from selling our products unless we obtain a license or are able to redesign our products to avoid infringement. Any such license may not be available on reasonable terms, if at all, and there can be no assurance that we would be able to redesign our products in a way that would not infringe the intellectual property rights of others. If we fail to obtain any required licenses or make any necessary changes to our products or technologies, we may have to withdraw existing products from the market or may be unable to commercialize one or more of our products, all of which could have a material adverse effect on our business, results of operations and financial condition.
In addition, we generally indemnify our customers and sales agents with respect to infringement by our products of the proprietary rights of third parties. Third parties may assert infringement claims against our customers or sales agents. These claims may require us to initiate or defend protracted and costly litigation on behalf of our customers or sales agents, regardless of the merits of these claims. If any of these claims succeed, we may be forced to indemnify, or pay damages on behalf of, our customers or sales agents or may have to obtain licenses for the products they use. If we cannot obtain all necessary licenses on commercially reasonable terms, our customers may be forced to stop using our products.
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
Our ability to enforce our intellectual property rights depends on our ability to detect infringement. It may be difficult to detect infringers who do not advertise the components used in their products. Moreover, it may be difficult or impossible to obtain evidence of infringement in a competitor’s or potential competitor’s product. The medical device industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. It is not unusual for parties to exchange letters surrounding allegations of intellectual property infringement and licensing arrangements. In addition, the patent positions of medical device companies, including our patent position, may involve complex legal and factual questions, and, therefore, the scope, validity and enforceability of any patent claims we have or may obtain cannot be predicted with certainty.
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
Your percentage of ownership in us may be diluted and issuances of substantial amounts of our common stock, or the perception that such issuances may occur, could cause the market price of our common stock to decline significantly, even if our business is performing well.
As with any public company, your percentage ownership in us may be diluted because of equity issuances for acquisitions and investments, capital-raising transactions or otherwise, including equity awards that we have granted and we expect to grant in the future to our directors, officers and employees. As of December 31, 2018, approximately 1.0 million shares of our common stock were subject to unvested restricted stock units and approximately 1.9 million shares of our common stock were subject to exercisable stock options with a weighted average exercise price of $14.76.
In August 2016, we entered into an equity distribution agreement with Piper Jaffray & Co. (Piper Jaffray), pursuant to which we could offer and sell shares of our common stock in “at the market” (ATM) offerings (as defined in Rule 415 of the Act) having an aggregate offering price up to $25.0 million in gross proceeds from time to time through Piper Jaffray acting as sales agent. These shares were covered by a registration statement on Form S-3 declared effective in August 2016. During the year ended December 31, 2018, we sold 882,332 shares at an average price per share of $10.00 and received net proceeds of approximately $8.5 million, which consumed the remaining capacity under this distribution agreement.
In May 2018, we entered into another equity distribution agreement with Piper Jaffray (the May 2018 Distribution Agreement), pursuant to which we may offer and sell shares of our common stock in ATM offerings having an aggregate offering price up to $50.0 million in gross proceeds from time to time through Piper Jaffray acting as sales agent. These shares are covered by a registration statement on Form S-3 declared effective in August 2016. We did not sell any shares under the May 2018 Distribution Agreement during the year ended December 31, 2018.
In October 2018, we entered into an Underwriting Agreement with Wells Fargo Securities, LLC, Piper Jaffray & Co. and Cantor Fitzgerald & Co. acting as joint bookrunning managers and as representatives of the underwriters relating to the issuance and sale of 3,250,000 shares of our common stock and an additional 487,500 shares of common stock subject to an underwriters' option. The price to the public in the offering was $15.50 per share, before underwriting discounts and commissions. The offering closed in October 2018. We sold 3,737,500 shares and raised net proceeds of approximately $54.1 million, after deducting underwriting discounts and commissions and estimated offering expenses.
Further, the market price of our common stock could decline as a result of the issuance, including sale, of a large number of shares of our common stock, under the May 2018 Distribution Agreement or otherwise, and the perception that these sales could occur may also depress the market price of our common stock. A decline in the price of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.
We are an “emerging growth company” and a "smaller reporting company" and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies will make our common stock less attractive to investors.
We are an “emerging growth company,” as defined in the JOBS Act, and we are taking advantage of certain exemptions and relief from various reporting requirements applicable to public companies that are not emerging growth companies. In particular, while we are an emerging growth company: (i) we will not be required to comply with the auditor attestation requirements of Section 404(b) of SOX; (ii) we will be exempt from any rules that may be adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotations or a supplement to the auditor’s report on financial statements; (iii) we will be subject to reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and (iv) we will not be required to hold nonbinding advisory votes on executive compensation or stockholder approval of any golden parachute payments not previously approved.
In addition, as an emerging growth company we do not have to comply with any new or revised accounting standard applicable to public companies until such date that a private company must comply with such standard. We elected not to comply with such new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies, therefore our financial statements may not be comparable to the financial statements of public companies that are not emerging growth companies.
We will remain an emerging growth company until the earliest of: (i) December 31, 2020 (the fiscal year-end following the fifth anniversary of the completion of the spin-off); (ii) the end of the fiscal year in which the market value of our common stock held by non-affiliates exceeds $700.0 million as of the last business day of the second fiscal quarter of that year; (iii) the end of the fiscal year in which our annual revenues exceed $1.0 billion; and (iv) the date on which we issue more than $1.0 billion in nonconvertible debt in any three-year period.
The SEC adopted amendments to the definition of “smaller reporting company” that became effective in September 2018. Under the new definition, generally, a company qualifies as a smaller reporting company if it has a public float of less than $250 million as of the last business day of its second fiscal quarter. If a company qualifies as a smaller reporting company on that date, it may elect to reflect that determination and use the smaller reporting company scaled disclosure accommodations in its subsequent SEC filings. Our public float as of June 30, 2018, the last business day of our most recent second fiscal quarter, was less than $250 million, and as such, we qualify as a smaller reporting company and are following certain of the scaled disclosure accommodations, including providing audited financial statements and management discussion and analysis for our two most recent fiscal years, in contrast to other reporting companies, which must provide audited financial statements and management discussion and analysis for their three most recent fiscal years. We will measure our public float as of June 30th every year and will continue to qualify as a smaller reporting company until our public float is $250 million or more as of such date.
Investors may find our common stock less attractive because we rely on the exemptions available to, and relief granted to, emerging growth companies by the JOBS Act and/or because we follow certain of the scaled disclosure accommodations available to smaller reporting companies, either one of which may result in a less active trading market for our common stock and our stock price may decline and/or become more volatile.
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
We have never declared or paid cash dividends on our common stock, and we do not currently expect to declare or pay any such cash dividends in the foreseeable future. Instead, we intend to retain our future earnings, if any, to fund the development and growth of our business. Payment of cash dividends, if any, will depend on our financial condition, results of operations, capital requirements and other factors and will be at the discretion of our board of directors. Furthermore, we are subject to various laws and regulations that may restrict our ability to pay dividends and are subject to contractual restrictions on, or prohibitions against, the payment of dividends. Due to the foregoing, the return on your investment in our common stock will likely depend entirely upon any future appreciation and our common stock may not appreciate. Investors seeking cash dividends should not invest in our common stock.
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

•
the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of our board of directors or by the resignation, death or removal of a director, which prevents stockholders from filling vacancies on our board of directors;

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

•
advance notice procedures that stockholders must comply with to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us;

•
the requirement for the affirmative vote of holders of at least 66 2⁄3% of the voting power of all of the then outstanding shares of our voting stock, voting together as a single class, to amend or repeal the provisions of our amended and restated certificate of incorporation and of our amended and restated bylaws that relate to the matters described above, which may inhibit the ability of an acquirer from amending our amended and restated certificate of incorporation or amended and restated bylaws to facilitate a hostile acquisition; and

•
the ability of our board of directors, by majority vote, to amend our amended and restated bylaws, which may allow our board of directors to take additional actions to prevent a hostile acquisition and inhibit the ability of an acquirer from amending our amended and restated bylaws to facilitate a hostile acquisition.

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
The provisions in our amended and restated certificate of incorporation and amended and restated bylaws and the anti-takeover provisions under the DGCL, may discourage, delay, prevent or make it more difficult for stockholders or potential acquirers to obtain control of our board of directors or initiate actions that are opposed by our then-current board of directors, including a merger, tender offer, or proxy contest involving our company. Any delay or prevention of a change of control transaction or changes in our board of directors could cause the market price of our common stock to decline. Even absent a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our common stock if they are viewed as discouraging future takeover attempts.

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
Market Information and Holders
Our common stock is listed on the Nasdaq Global Select Market under the symbol “SPNE.” As of February 25, 2019, we had 334 stockholders of record.
Equity Compensation Plan Information
Information about our equity compensation plan is incorporated herein by reference to Part III, Item 12 of this report.

Recent Sales of Unregistered Securities
During the fourth quarter of 2018, we did not issue any securities that were not registered under the Securities Act of 1933, as amended (the Securities Act).

Purchases of Equity Securities by the Issuer
The table below is a summary of our purchases of our common stock for the months with purchase activities during the quarter ended December 31, 2018.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs

October 1 - October 31	1,164	$16.61	—	—
November 1 - November 30	476	$17.75	—	—
December 1 - December 31	27	$19.66	—	—

(1)	These shares were surrendered to the Company to satisfy tax withholdings obligations in connection with the vesting of restricted stock awards.

ITEM 6.	SELECTED FINANCIAL DATA
As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

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
We report revenue in two product categories: orthobiologics and spinal implants. Our orthobiologics products consist of a broad range of advanced and traditional bone graft substitutes designed to improve bone fusion rates following a wide range of orthopedic surgeries, including spine, hip, and extremities procedures. Our spinal implant portfolio consists of an extensive line of products to facilitate spinal fusion in degenerative, MIS, and complex spinal deformity procedures.
Our U.S. sales organization consists of regional and territory managers who oversee a broad network of independent orthobiologics and spinal implant sales agents. We pay these sales agents commissions based on the sales of our products. Our international sales organization consists of a sales management team that oversees a network of independent orthobiologics and spinal implant stocking distributors that purchase products directly from us and independently sell them. For the years ended December 31, 2018 and 2017, international sales accounted for approximately 11% and 10% of our revenue, respectively. Our policy is not to sell our products through or to participate in physician-owned distributorships.
For the year ended December 31, 2018, our total revenue, net was $143.4 million and our net loss was $33.5 million. For the same period, revenue from sales of orthobiologics and spinal implants totaled $75.3 million and $68.1 million, respectively. We will continue to invest in the expansion of our business, primarily in sales, marketing and research and development, and we expect to continue to incur losses. As of December 31, 2018, our cash, cash equivalents and investments totaled $54.0 million.

As of February 25, 2019, we had 361 regular employees.
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

Cost of Goods Sold

Cost of goods sold primarily consists of the costs of finished goods purchased directly from third parties and raw materials used in the manufacturing of our products, plant and equipment overhead, labor costs and packaging costs. The majority of our orthobiologics products are designed and manufactured internally. The cost of human tissue and fixed manufacturing overhead costs are significant drivers of the cost of goods sold and consequently our orthobiologics products, at current production volumes, generate lower gross margin than our spinal implant products. We rely on third-party suppliers to manufacture our spinal implant products, and we assemble them into surgical sets at our kitting and distribution centers. The cost to inspect incoming finished goods is included in the cost of goods sold. Other costs included in cost of goods sold include amortization of product technology intangible assets, royalties, scrap and consignment losses, and charges for expired, excess and obsolete inventory.

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

While our R&D expenses fluctuate from period to period based on the timing of specific initiatives, we expect these costs will increase over time as we continue to design and commercialize new products and expand our product portfolio, add related personnel and conduct additional clinical activities.

Intangible Amortization

Our intangible amortization, including the amounts reported in cost of goods sold, consists of acquisition-related amortization. We expect total annual amortization expense (including amounts reported in cost of goods sold) to be approximately $5.8 million in 2019, $4.9 million in 2020, $4.9 million in 2021, $4.8 million in 2022, and $4.2 million in 2023.

RESULTS OF OPERATIONS

	Year Ended December 31,		2018 vs. 2017
(In thousands, except percentages)	2018	2017	% Change
Total revenue, net	$143,443	$131,814	9%
Cost of goods sold	55,969	51,826	8%
Gross profit	87,474	79,988	9%
Gross margin	61%	61%	—%
Operating expenses:
Selling, general and administrative	105,387	97,303	8%
Research and development	12,058	12,180	(1)%
Intangible amortization	3,168	3,168	—%
Total operating expenses	120,613	112,651	7%
Operating loss	(33,139)	(32,663)	1%
Other expense (income), net	256	(430)	(160)%
Loss before income taxes	(33,395)	(32,233)	4%
Provision (benefit) for income taxes	129	(118)	(209)%
Net loss	$(33,524)	$(32,115)	4%
Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
Revenue
Total revenue, net increased in 2018 by $11.6 million, or 8.8%, to $143.4 million compared to $131.8 million for the prior year.

	Year Ended December 31,
	2018	2017	2018 vs. 2017
	(In thousands)		% Change
Orthobiologics	$75,339	$69,128	9.0%
United States	67,363	62,533	7.7%
International	7,976	6,595	20.9%
% of total revenue, net	53%	52%

Spinal Implants	$68,104	$62,686	8.6%
United States	60,520	55,872	8.3%
International	7,584	6,814	11.3%
% of total revenue, net	47%	48%

Total revenue, net	$143,443	$131,814	8.8%

	Year Ended December 31,		2018 vs. 2017
	2018	2017	% Change
	(In thousands)
United States	127,883	118,405	8.0%
% of total revenue, net	89%	90%
International	15,560	13,409	16.0%
% of total revenue, net	11%	10%

Total revenue, net	$143,443	$131,814	8.8%

Revenue from orthobiologics sales in the United States increased $4.8 million in 2018 compared to 2017 and was driven primarily by recently launched products and growth in our legacy DBM product portfolio. This growth was partially offset by continuing sales declines in our collagen ceramic matrix product line. Revenue from international sales of our orthobiologics products increased $1.4 million in 2018 compared to 2017, which was primarily attributable to increased sales in Latin America and Europe.

Revenue from spinal implant sales in the United States increased $4.6 million in 2018 compared to 2017, primarily due to the revenue growth contributed by recently launched products. We continue to experience low to mid-single digit pricing pressure in the U.S. spinal implant market. Revenue from international sales of spinal implants increased $0.8 million in 2018 compared to 2017, primarily due to revenue growth from sales to a new distributor in Australia that was partially offset by a decline in Europe and Latin America sales.
Cost of Goods Sold and Gross Margin
Cost of goods sold in 2018 increased $4.1 million from 2017 to $56.0 million. Gross margin remained consistent from 2017 at 61% in 2018.
Cost of goods sold included $3.3 million and $3.6 million of amortization for technology-based intangible assets for 2018 and 2017, respectively, and $0.8 million of depreciation expense for each of 2018 and 2017.
Selling, General and Administrative
SG&A expenses increased $8.1 million to $105.4 million in 2018. The increase was mainly driven by higher sales commission expense, increased headcount and compensation expenses, the majority of which related to the expansion of our medical education and training organization, the hiring of additional product managers to support the successful launch of new products, and higher costs associated with tradeshows and meetings. The increase was partially offset by an increase in non-cash gains from decreases in the fair value of contingent consideration liabilities related to our acquisition in 2016 of certain medical device assets from N.L.T. Spine Ltd. (NLT), and NLT Spine, Inc., a wholly owned subsidiary of NLT.

Research and Development
R&D expenses stayed relatively consistent from 2017 at approximately $12.1 million in 2018, representing 8% of revenue in 2018.
Intangible Amortization
Intangible amortization expense, excluding the amounts reported in cost of goods sold for product technology intangible assets, remained consistent at $3.2 million in 2018 compared to 2017.
Income Taxes

	Year Ended December 31,
	2018	2017
	(In thousands)
Loss before income taxes	$(33,395)	$(32,233)
Provision (benefit) for income taxes	129	(118)
Effective tax rate	(0.4)%	0.4%

The primary driver of the effective tax rate in 2018 was expenses related to current state income taxes, current foreign income taxes and the reduction of foreign deferred tax assets. These expenses were partially offset by a benefit related to the release of uncertain tax positions due to the lapse of the statute of limitations. In 2017 we reported an income tax benefit based on the release of uncertain tax positions following the lapse of the applicable statute of limitations.

In addition, for any pretax losses incurred subsequent to the spin-off by the consolidated U.S. tax group, we recorded no corresponding tax benefit because we have concluded that it is more-likely-than-not that we will be unable to realize the benefit from any resulting deferred tax assets. We will continue to assess our position in future periods to determine if it is appropriate to reduce a portion of our valuation allowance in the future.

On December 22, 2017, the Tax Cuts and Jobs Act (2017 Tax Act) was signed into law and has resulted in significant change to the U.S corporate income tax system. The 2017 Tax Act includes a federal statutory rate reduction from 35% to 21%. Since our U.S. net deferred tax assets are currently offset by a full valuations allowance, the change in tax rate has not impacted our effective tax rate for the period ending December 31, 2018. We are not subject to the new transition tax on accumulated foreign earnings enacted by the 2017 Tax Act because our foreign operations have been included in our US tax filings pursuant to an election to disregard our foreign subsidiaries for federal income tax purposes.

Business Factors Affecting the Results of Operations
Special Charges and Gains
We define special charges and gains as expenses and gains for which the amount or timing can vary significantly from period to period, and for which the amounts are non-cash in nature, or the amounts are not expected to recur at the same magnitude.
We believe that identification of these special charges and gains provides important supplemental information to investors regarding financial and business trends relating to our financial condition and results of operations. Investors may find this information useful in assessing comparability of our operating performance from period to period, against the business model objectives that management has established, and against other companies in our industry. We provide this information to investors so that they can analyze our operating results in the same way that management does and use this information in their assessment of our core business and valuation.
Loss before income taxes includes the following special gains for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018	2017
	(In thousands)
Special Gains:
Non-cash gain from change in fair value of contingent consideration liabilities	$(1,802)	$(975)
Non-cash gain from release of a foreign non-income tax liability	—	(1,512)
Total Special Gains	$(1,802)	$(2,487)
The items reported above are reflected in the consolidated statements of operations as follows:

	Year Ended December 31,
	2018	2017
	(In thousands)
Selling, general and administrative	$(1,802)	$(2,375)
Other income	—	(112)
Total Special Gains	$(1,802)	$(2,487)
These special gains consist of the following items:

•	A gain from change in fair value of contingent consideration that relates to the decrease in the fair value of contingent milestone and royalty payments associated with the 2016 NLT acquisition.

•	A gain from the release of a foreign non-income tax liability following the lapse of the applicable statute of limitations.

Liquidity and Capital Resources

Overview

As of December 31, 2018, we had cash, cash equivalents and investments totaling approximately $54.0 million, and $23.4 million of current borrowing capacity was available under our credit facility. We believe that our cash, cash equivalents and investments on hand and the amount currently available to us under our credit facility will be sufficient to fund our operations for at least the next twelve months.

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
At December 31, 2018, we had no outstanding borrowings under the credit facility. The borrowing capacity under the credit facility is determined monthly and is based on the amount of our eligible accounts receivable and inventory balances and qualified cash (as defined in the credit facility). Depending on the extent to which our eligible accounts receivable and inventory balances increase, our borrowing capacity could increase by as much as an additional $3.1 million from the $23.4 million available as of December 31, 2018 before we are required to maintain the minimum fixed charge coverage ratio as discussed below. The credit facility contains various customary affirmative and negative covenants, including prohibiting us from incurring indebtedness without the lender’s consent. Under the terms of the credit facility, if our Total Liquidity (as defined in the credit facility) is less than $5.0 million, we are required to maintain a minimum fixed charge coverage ratio of 1.10 to 1.00 for the applicable measurement period. Our Total Liquidity was $74.9 million at December 31, 2018, and therefore that financial covenant was not applicable at that time.

Business Combinations

In August 2016, we entered into an asset purchase agreement with NLT to acquire certain of the assets of NLT’s medical device business related to the expandable interbody medical devices. We made an up-front cash payment of $1.0 million in connection with the initial closing in September 2016 and issued 350,000 shares of our common stock in January 2017 as contingent closing consideration. At December 31, 2018, we recorded a $1.6 million liability representing the estimated fair value of future contingent milestone payments related to the achievement of certain commercial milestones, which we anticipate will become payable at varying times between 2020 and 2025, and a $0.9 million liability representing the estimated fair value of future contingent royalty payments based on percentages of our future net sales of certain of the products and technology we acquired, which we anticipate will become payable at varying times between 2019 and 2030. The contingent milestone payments, if any, are payable in cash or in shares of our common stock, at our election. The contingent royalty payments are payable in cash.

At the Market Program

In August 2016, we entered into an equity distribution agreement with Piper Jaffray & Co. (Piper Jaffray), pursuant to which we may offer and sell shares of our common stock in “at the market” (ATM) offerings (as defined in Rule 415 of the Securities Act) having an aggregate offering price up to $25.0 million in gross proceeds from time to time through Piper Jaffray acting as sales agent. During the year ended December 31, 2017, we received net proceeds of approximately $15.6 million, net of $0.6 million of offering costs, from the sale of 1,500,000 shares of our common stock. In February 2018, we received net proceeds of approximately $8.5 million, net of $0.3 million of offering costs, from the sale of 882,332 shares of our common stock and which consumed the remaining capacity under this equity distribution agreement.

In May 2018, we entered into another equity distribution agreement with Piper Jaffray, pursuant to which we may offer and sell shares of our common stock in ATM offerings having an aggregate offering price up to $50.0 million in gross proceeds from time to time through Piper Jaffray acting as sales agent. We did not sell any shares of common stock under this distribution agreement during the year ended December 31, 2018. Future sales, if any, will depend on a variety of factors including, but not limited to, market conditions, the trading price of our common stock and our capital needs. We intend to use any net proceeds for general corporate purposes, including sales and marketing expenditures aimed at growing our business, research and development expenditures focused on product development, and investments in inventory and spinal instruments and sets.

Underwritten Offering

On October 11, 2018, we entered into an Underwriting Agreement with Wells Fargo Securities, LLC, Piper Jaffray & Co. and Cantor Fitzgerald & Co. acting as joint bookrunning managers and as representatives of the underwriters relating to the issuance and sale of 3,250,000 shares of our common stock. The price to the public in the offering was $15.50 per share, before underwriting discounts and commissions. We granted the underwriters an option, exercisable for 30 days, to purchase up to an additional 487,500 shares of common stock. The underwriters exercised this option and the offering closed on October 15, 2018 with the sale of 3,737,500 shares of our common stock. The net proceeds from the offering were approximately $54.1 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by us. We used a portion of the net proceeds from this offering to repay all of our then-outstanding borrowings under our Wells Fargo credit facility, and we intend to use the remaining proceeds for general corporate purposes, including general and administrative expenses, capital expenditures and general working capital purposes.

Cash and Cash Equivalents
We had cash and cash equivalents totaling approximately $24.2 million and $10.8 million at December 31, 2018 and December 31, 2017, respectively.
Cash Flows

	Year Ended December 31,
	2018	2017
	(In thousands)
Net cash used in operating activities	$(12,558)	$(8,622)
Net cash used in investing activities	(38,104)	(7,646)
Net cash provided by financing activities	64,197	12,040
Effect of exchange rate fluctuations on cash	(90)	450
Net increase (decrease) in cash and cash equivalents	$13,445	$(3,778)

Net Cash Flows Used in Operating Activities
We used $12.6 million and $8.6 million in operating activities during 2018 and 2017, respectively.
Operating cash outflows during 2018 increased by $3.9 million compared to 2017. The increase was primarily due to 2017 performance incentive bonuses for the executive management team being paid in cash in 2018, whereas 2016 performance incentive bonuses for the executive management team were paid with equity in lieu of cash in 2017, increased sales commission payments during 2018 compared to 2017 and increased inventory purchases and settlement of accrued expenses which increased operating cash outflows compared to 2017. These changes were partially offset by increases in accounts payable which reduced cash outflows due to timing of payments to suppliers.

Net Cash Flows Used in Investing Activities
Net cash used in investing activities was $38.1 million in 2018 compared to $7.6 million in 2017. The $30.5 million increase was primarily due to $29.8 million of purchases of U.S. Treasury Bills and $0.9 million increase in investments in spinal instruments and sets to support recent spinal implant product launches.

Net Cash Flows Provided by Financing Activities
Net cash provided by financing activities was $64.2 million in 2018 compared to $12.0 million in 2017. Financing cash flows for 2018 were comprised primarily of $54.1 million of net proceeds from the sale of shares of our common stock in our underwritten offering and $8.5 million of net proceeds from the sale of shares of our common stock under our ATM equity offering program. We used $7.3 million of cash to repay all of the then-outstanding borrowings under our Wells Fargo credit facility. Financing cash flows for 2017 were comprised primarily of $15.6 million of net proceeds from the sale of shares of our common stock under our ATM equity offering program and $1.0 million of proceeds from the sale of shares of our common stock under our 2015 Employee Stock Purchase Plan. We used $4.0 million of cash to repay all of the then-outstanding borrowings under our Wells Fargo credit facility and $0.4 million of cash to repay the remaining short-term debt related to our insurance premium finance agreements (see Note 4 "Debt and Interest" to the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report).

Off-Balance Sheet Arrangements
There were no off-balance sheet arrangements as of December 31, 2018 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our business.
Contractual Obligations and Commitments
As of December 31, 2018, we were obligated to pay the following amounts under various agreements:

	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
	(In millions)
Employment Agreements	$0.7	$0.5	$0.2	$—	$—
Operating Leases	15.0	2.2	4.4	3.8	4.6
Purchase Obligations	13.8	13.8	—	—	—
Credit Facility	—	—	—	—	—
Other	0.9	0.4	0.5	—	—
Total	$30.4	$16.9	$5.1	$3.8	$4.6
The "Other" line item includes minimum royalties and milestone payments under certain license agreements. The table above excludes the following liabilities because we cannot reliably estimate the timing of when they may become payable, if ever:

•	an estimated $0.3 million liability, including interest and penalties for uncertain tax benefits;

•	contingent milestone and royalty payments related to the NLT asset acquisition; and

•
up to $2.4 million in the aggregate of potential royalty and milestone payments under a license agreement that may be payable at various stages of developing the licensed technology and sales of products using the licensed technology.

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

Allowance for Doubtful Accounts Receivable

We evaluate the collectability of accounts receivable based on a combination of factors. In circumstances where a specific customer is unable to meet its financial obligations to us, we record an allowance to reduce the net recognized receivable to the amount we reasonably expect to collect. For all other customers, we record allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment and our historical experience. If the financial condition of customers or the length of time that receivables are past due were to change, we may incur bad debt expense in SG&A.

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

We review identifiable intangible assets with definite lives for impairment quarterly or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider in determining whether a triggering event has occurred include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of significant assets or products. Application of these impairment tests requires significant judgments, including estimation of future cash flows, which depends on internal forecasts, estimation of the long-term rate of growth for our business, the useful life over which cash flows will occur and determination of our weighted-average cost of capital.

Should a triggering event be deemed to occur, we are required to estimate the expected net cash flows to be realized over the life of the asset and/or the asset’s fair value. Fair values are determined by a discounted cash flow model. These estimates are also subject to significant management judgment including the determination of many factors such as revenue growth rates, cost growth rates, terminal value assumptions and discount rates. Changes in these estimates can have a significant impact on the determination of cash flows and fair value and could result in future material impairments.

Due to market trend factors, new features necessary to be competitive, and changing pricing dynamics, there are shifts in the commercialization strategy of some of the acquired product technologies and the estimated net sales associated with the 2016 NLT acquisition. We performed a recoverability test and determined that the expected net cash flows to be realized over the life of the related intangible assets exceeds their carrying value as of December 31, 2018. As such, we determined that the related intangible assets are not impaired; however, if estimates of expected cash flows continue to decline, we may record impairment charges on the related intangible assets in the future.

Valuation of Stock-Based Compensation

The estimated fair value of stock-based awards exchanged for employee and non-employee director services are expensed over the requisite service period.

For purposes of calculating stock-based compensation, we estimate the fair value of stock options using a Black-Scholes option-pricing model. The determination of the fair value of stock-based payment awards utilizing the Black-Scholes model is affected by our stock price and several assumptions, including expected volatility, expected term, risk-free interest rate and expected dividends. Due to our limited historical data as a separate public company, the expected volatility is calculated based upon the historical volatility of comparable companies in the medical device industry whose share prices are publicly available for a sufficient period of time. The expected term of "plain vanilla" options is calculated using the simplified method as prescribed by accounting guidance for stock-based compensation. A "plain vanilla" option is an option with these characteristics: (1) the option is granted at-the-money; (2) exercisability is conditional only on satisfaction of a service condition through the vesting date; (3) employees who terminate their service prior to vesting forfeit the options; (4) employees who terminate their service after vesting are granted limited time to exercise their stock options; and (5) the options are nontransferable and nonhedgeable. The expected term of any other option is based on disclosures from similar companies with similar grants. The risk-free interest rates are derived from the U.S. Treasury yield curve in effect on the date of grant for instruments with a remaining term similar to the expected term of the options. We considered that we have never paid cash dividends and do not currently intend to pay cash dividends. The fair value of restricted stock awards granted is based on the market price of our common stock on the date of grant. In addition, we apply an expected forfeiture rate when amortizing stock-based compensation expense. The expected forfeiture rate is based on historical experience of pre-vesting forfeitures on awards by each homogenous group of shareowners and is estimated to be 13% and 15% annually for all non-executive employees for the years ended December 31, 2018 and 2017, respectively. No forfeiture rate is applied for non-employee directors and executive employees as their pre-vesting forfeitures are anticipated to be highly unlikely. As individual grant awards become fully vested, stock-based compensation expense is adjusted to recognize actual forfeitures.

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

Income Taxes

The income tax provision in the consolidated statements of operations for periods prior to the spin-off was calculated using the separate return method, as if we filed a separate tax return and operated as a stand-alone business. Therefore, cash tax payments and items of current and deferred taxes may not reflect our actual tax balances included in Integra’s historical consolidated income tax return. More specifically, the presentation of substantial net operating losses, and any related valuation allowances, presented herein prior to the spin-off do not represent actual net operating losses incurred by us or that are available for carryforward to a future tax year.

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

The Tax Cuts and Jobs Act enacted on December 22, 2017 reduces the U.S federal corporate tax rate from 35% to 21%. Accordingly, we modified the value of the deferred tax assets and liabilities including the net operating loss carryover at December 31, 2017. We are not subject to the new transition tax on accumulated foreign earnings enacted by the 2017 Tax Act because our foreign operations have been included in our US tax filings pursuant to an election to disregard our foreign subsidiaries for federal income tax purposes.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Financial statements and the financial statement schedules specified by this Item, together with the report thereon of RSM US LLP, are presented following the signature page to this report.
Information on quarterly results of operations is set forth in our financial statements under Note 13, “Selected Quarterly Information — Unaudited,” to our consolidated financial statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.
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

Management’s Annual Report on Internal Control Over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2018, our internal control over financial reporting was effective based on those criteria.

Attestation Report on Internal Control over Financial Reporting
As an emerging growth company, under Section 103 of the JOBS Act, we are not required to provide, and this report does not include, an attestation report of our independent registered public accounting firm regarding our internal control over financial reporting.
Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 9B. OTHER INFORMATION

None.

Part III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information required by this item will be set forth under the headings “PROPOSAL 1: ELECTION OF DIRECTORS,” “EXECUTIVE COMPENSATION AND OTHER INFORMATION,” and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in our definitive proxy statement to be filed with the SEC in connection with our 2019 Annual Meeting of Stockholders, or the Definitive Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2018, and is incorporated in this report by reference.

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

3. Exhibits required to be filed by Item 601 of Regulation S-K.

EXHIBIT INDEX
Incorporated by Reference
Exhibit No.	Description	Filed or Furnished Herewith	Form	File/Film No.	Date Filed
2.1(a)*#	Asset Purchase Agreement among SeaSpine Holdings Corporation, N.L.T Spine Ltd. and NLT Spine, Inc., dated August 17, 2016		Form 10-Q	001-36905-161987764	11/10/2016

2.1(b)	Amendment to the Asset Purchase Agreement among SeaSpine Holdings Corporation, N.L.T Spine Ltd. and NLT Spine, Inc., dated September 26, 2016		Form 10-Q	001-36905-161987764	11/10/2016

2.1(c)	Amendment No. 2 to Asset Purchase Agreement among SeaSpine Holdings Corporation, N.L.T Spine Ltd. and NLT Spine, Inc., dated January 31, 2017		Form 10-K	001-36905-17665133	3/3/2017

3.1	Amended and Restated Certificate of Incorporation of SeaSpine Holdings Corporation		Form 8-K	001-36905-15966132	7/1/2015

3.2	Amended and Restated Bylaws of SeaSpine Holdings Corporation	X

4.1	Form of Common Stock Certificate of SeaSpine Holdings Corporation		Form 10	001-36905-15904590	6/1/2015

4.2	Form of Indenture		Form S-3	333-213089-161825462	8/11/2016

10.1	Microfibrillar Collagen Supply Agreement between Integra LifeSciences Holdings Corporation and SeaSpine Holdings Corporation, dated as of July 1, 2015		Form 8-K	001-36905-15966132	7/1/2015

10.2	Collagen Ceramic Supply Agreement between Integra LifeSciences Holdings Corporation and SeaSpine Holdings Corporation, dated as of July 1, 2015		Form 8-K	001-36905-15966132	7/1/2015

10.3	Demineralized Bone Matrix and Collagen Ceramic Products Supply Agreement between Integra LifeSciences Holdings Corporation and SeaSpine Holdings Corporation, dated as of July 1, 2015		Form 8-K	001-36905-15966132	7/1/2015

10.4**	Form of Indemnification Agreement entered into between SeaSpine Holdings Corporation and each of its directors and executive officers		Form 10	001-36905-15904590	6/1/2015

10.5**	SeaSpine Holdings Corporation 2015 Employee Stock Purchase Plan		Form 10	001-36905-15904590	6/1/2015

10.6**	Employment Agreement, by and between SeaSpine Holdings Corporation, SeaSpine Orthopedics Corporation and Keith Valentine, dated April 28, 2015	Form 10	001-36905-15904590	6/1/2015

10.7**	John Bostjancic Letter Agreement, dated March 30, 2015	Form 10	001-36905-15904590	6/1/2015

10.8**	John Winge Letter Agreement, dated January 22, 2015	Form 10	001-36905-15904590	6/1/2015

10.9
Amended and Restated Lease between Monarch RRC Properties, LLC (assignee of original landlord, New Goodyear LTD) and IsoTis Orthobiologics, Inc., dated as of February 23, 2006, for property at 2 Goodyear, Irvine, CA (the “Irvine Industrial Real Estate Lease”)
		Form 10	001-36905-15904590	6/1/2015

10.10(a)	Amendment No. 1 to Irvine Industrial Real Estate Lease, dated as of May 26, 2011	Form 10	001-36905-15904590	6/1/2015

10.10(b)	Amendment No. 2 to Irvine Industrial Real Estate Lease, dated as of May 14, 2013	Form 10	001-36905-15904590	6/1/2015

10.11	Sublease Agreement between SeaSpine Orthopedics Corporation, and SkinMedica, Inc., dated as of July 8, 2015	Form 8-K	001-36905-151103433	9/11/2015

10.12**	SeaSpine Holdings Corporation Senior Leadership Retention and Severance Plan, effective January 27, 2016	Form 8-K	001-36905-161378936	2/2/2016

10.13(a)
Credit Agreement between SeaSpine Holdings Corporation, SeaSpine Orthopedics Corporation, SeaSpine, Inc., SeaSpine Sales LLC, Theken Spine, LLC, ISOTIS Orthobiologics, Inc. and Wells Fargo Bank, National Association, as administrative agent for each member of the lender group and the bank product providers, entered into as of December 24, 2015

		Form 10-K	001-36905-161510399	3/16/2016

10.13(b)
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

10.13(c)
Amended and Restated Credit Agreement between SeaSpine Holdings Corporation, SeaSpine Orthopedics Corporation, SeaSpine, Inc., SeaSpine Sales LLC, Theken Spine, LLC, ISOTIS Orthobiologics, Inc. and Wells Fargo Bank, National Association, as administrative agent for each member of the lender group and the bank product providers, entered into as of July 27, 2018
		Form 10-Q	001-36905-181164006	11/6/2018

10.14(a)**	SeaSpine Holdings Corporation Amended and Restated 2015 Incentive Award Plan (As Amended and Restated as of March 30, 2016)	Form S-8	333-211887-161700155	6/7/2016

10.14(b)**	First Amendment to the SeaSpine Holdings Corporation Amended and Restated 2015 Incentive Award Plan	Form 8-K	001-36905-161841057	8/18/2016

10.14(c)**	Second Amendment to the SeaSpine Holdings Corporation Amended and Restated 2015 Inventive Award Plan	Form S-8	333-223435-18663875	3/5/2018

10.14(d)**	SeaSpine Holdings Corporation Amended and Restated 2015 Incentive Award Plan- Form of Stock Option Grant Notice (including Stock Option Agreement)	Form S-8	333-211887-161700155	6/7/2016

10.14(e)**	SeaSpine Holdings Corporation Amended and Restated 2015 Incentive Award Plan - Form of Stock Option Grant Notice (including Stock Option Agreement)	Form 10	001-36905-15904590	6/1/2015

10.14(f)**	SeaSpine Holdings Corporation Amended and Restated 2015 Incentive Award Plan- Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement	Form S-8	333-211887-161700155	6/7/2016

10.14(g)**	SeaSpine Holdings Corporation Amended and Restated 2015 Incentive Award Plan - Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement.	Form 10-K	001-36905-17665133	3/3/2017

10.14(h)**
SeaSpine Holdings Corporation Amended and Restated 2015 Incentive Award Plan - Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement. (used for grants on and after February 1, 2018)
		Form 10-K	001-36905-18663242	3/2/2018

10.14(i)**
SeaSpine Holdings Corporation Amended and Restated 2015 Incentive Award Plan - Form of Stock Option Grant Notice and Stock Option Agreement. (used for grants on and after June 6, 2018 for Senior Leadership Team Members)

		Form 10-Q	001-36905-18979117	7/31/2018

10.14(j)**
SeaSpine Holdings Corporation Amended and Restated 2015 Incentive Award Plan - Form of Stock Option Grant Notice and Stock Option Agreement. (used for grants on and after June 6, 2018 for Non-Senior Leadership Team Members)
		Form 10-Q	001-36905-18979117	7/31/2018

10.15(a)**	SeaSpine Holdings Corporation 2018 Employment Inducement Incentive Award Plan	Form 10-Q	001-36905-18979117	7/31/2018

10.15(b)**	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the SeaSpine Holdings Corporation 2018 Employment Inducement Incentive Award Plan	Form 10-Q	001-36905-18979117	7/31/2018

10.15(c)**	Form of Stock Option Grant Notice and Stock Option Agreement under the SeaSpine Holdings Corporation 2018 Employment Inducement Incentive Award Plan (for Senior Leadership Team Members)	Form 10-Q	001-36905-18979117	7/31/2018

10.16(d)**	Form of Stock Option Grant Notice and Stock Option Agreement under the SeaSpine Holdings Corporation 2018 Employment Inducement Incentive Award Plan (for Non-Senior Leadership Team Members)	Form 10-Q	001-36905-18979117	7/31/2018

10.17**	Amended and Restated Non-Employee Director Compensation Program, effective May 30, 2018	Form 10-Q	001-36905-18979117	7/31/2018

10.18**	Patrick Keran Letter Agreement, dated October 1, 2015	Form 10-Q	001-36905-17818719	5/5/2017

10.19*	Supply Agreement, dated May 15, 2013, by and between Integra LifeSciences Corporation and PcoMed, LLC, and subsequent assignment to SeaSpine Holdings Corporation on May 21, 2015	Form 8-K	001-36905-181116276	10/10/2018

21.1	Subsidiaries of the Registrant	Form 10-K	001-36905-161510399	3/16/2016

23.1	Consent of RSM, Independent Registered Public Accounting Firm	X

24.1	Power of Attorney (included on the signatures page)	X

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1***	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2***	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

†101.INS	XBRL Instance Document	X

†101.SCH	XBRL Taxonomy Extension Schema Document	X

†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

†101.DEF	XBRL Definition Linkbase Document	X

†101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	X

†101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

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

†
The financial information of SeaSpine Holdings Corporation Annual Report on Form 10-K for the year ended December 31, 2018 filed on March 1, 2019 formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Loss, (iii) the Consolidated Balance Sheets, (iv) Parenthetical Data to the Consolidated Balance Sheets, (v) the Consolidated Statements of Cash Flows, (vi) the Consolidated Statements of Equity, and (vii) Notes to Consolidated Financial Statements, is furnished electronically herewith.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEASPINE HOLDINGS CORPORATION

Date:	March 1, 2019	/s/ Keith C. Valentine
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Keith C. Valentine	President, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2019
Keith C. Valentine

/s/ John J. Bostjancic	Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2019
John J. Bostjancic

/s/ Kirtley C. Stephenson	Chair of the Board	March 1, 2019
Kirtley C. Stephenson

/s/ Stuart M. Essig	Lead Independent Director	March 1, 2019
Stuart M. Essig

/s/ Cheryl R. Blanchard	Director	March 1, 2019
Cheryl R. Blanchard

/s/ Keith Bradley	Director	March 1, 2019
Keith Bradley

/s/ Kimberly Commins-Tzoumakas	Director	March 1, 2019
Kimberly Commins-Tzoumakas

/s/ Michael Fekete	Director	March 1, 2019
Michael Fekete

/s/ Renee M. Gaeta	Director	March 1, 2019
Renee M. Gaeta

/s/ John B. Henneman, III	Director	March 1, 2019
John B. Henneman, III

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of SeaSpine Holdings Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of SeaSpine Holdings Corporation and its subsidiaries (the Company) as of December 31, 2018, and 2017, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements and schedule (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

 /s/ RSM US LLP

We have served as the Company's auditor since 2017.

Los Angeles, California
March 1, 2019

SEASPINE HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2018	2017
Total revenue, net	$143,443	$131,814
Cost of goods sold	55,969	51,826
Gross profit	87,474	79,988
Operating expenses:
Selling, general and administrative	105,387	97,303
Research and development	12,058	12,180
Intangible amortization	3,168	3,168
Total operating expenses	120,613	112,651
Operating loss	(33,139)	(32,663)
Other expense (income), net	256	(430)
Loss before income taxes	(33,395)	(32,233)
Provision (benefit) for income taxes	129	(118)
Net loss	$(33,524)	$(32,115)
Net loss per share, basic and diluted	$(2.18)	$(2.58)
Weighted average shares used to compute basic and diluted net loss per share	15,358	12,426

The accompanying notes are an integral part of these consolidated financial statements.

SEASPINE HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2018	2017
Net loss	$(33,524)	$(32,115)
Other comprehensive (loss) income
Change in foreign currency translation adjustments	(345)	678
Unrealized loss on investments	(3)	—
Comprehensive loss	$(33,872)	$(31,437)

The accompanying notes are an integral part of these consolidated financial statements.

SEASPINE HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value data)

	December 31, 2018	December 31, 2017

ASSETS
Current assets:
Cash and cash equivalents	$24,233	$10,788
Short-term investments	29,800	—
Trade accounts receivable, net of allowances of $850 and $466	20,335	21,872
Inventories	42,742	41,721
Prepaid expenses and other current assets	2,948	2,037
Total current assets	120,058	76,418
Property, plant and equipment, net	22,623	22,063
Intangible assets, net	28,712	35,207
Other assets	949	786
Total assets	$172,342	$134,474
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable, trade	9,214	7,385
Accrued compensation	7,900	5,833
Accrued commissions	5,451	5,793
Contingent consideration liabilities	129	207
Other accrued expenses and current liabilities	3,852	3,939
Total current liabilities	26,546	23,157
Contingent consideration liabilities	2,367	4,228
Other liabilities	1,344	1,436
Total liabilities	30,257	28,821

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value; 15,000 authorized; no shares issued and outstanding at December 31, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value; 60,000 authorized; 18,669 and 13,508 shares issued and outstanding at December 31, 2018 and 2017, respectively	187	135
Additional paid-in capital	277,096	206,844
Accumulated other comprehensive income	1,602	1,950
Accumulated deficit	(136,800)	(103,276)
Total stockholders' equity	142,085	105,653
Total liabilities and stockholders' equity	$172,342	$134,474

The accompanying notes are an integral part of these consolidated financial statements.

SEASPINE HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2018	2017
OPERATING ACTIVITIES:
Net loss	$(33,524)	$(32,115)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,695	10,871
Instrument replacement expense	1,818	1,848
Impairment of spinal instruments	527	—
Provision for excess and obsolete inventories	3,430	4,399
Amortization of debt issuance costs	113	139
Deferred income tax benefit	126	(78)
Stock-based compensation	5,800	6,067
Gain from change in fair value of contingent consideration liabilities	(1,802)	(975)
Gain from release of a foreign non-income tax liability	—	(1,512)
Changes in assets and liabilities
Accounts receivable	1,383	(612)
Inventories	(3,454)	1,206
Prepaid expenses and other current assets	(963)	(211)
Other non-current assets	(249)	72
Accounts payable	1,860	(2,080)
Income taxes payable	16	—
Accrued commissions	(341)	1,394
Other accrued expenses and current liabilities	2,297	2,630
Other non-current liabilities	(290)	335
Net cash used in operating activities	(12,558)	(8,622)
INVESTING ACTIVITIES:
Purchases of investments	(29,756)	—
Purchases of property and equipment	(8,348)	(7,446)
Additions to technology assets	—	(200)
Net cash used in investing activities	(38,104)	(7,646)
FINANCING ACTIVITIES:
Borrowings under credit facility	7,000	—
Repayments of credit facility	(7,000)	(4,020)
Repayments of short term debt	—	(445)
Proceeds from issuance of common stock- employee stock purchase plan and exercise of stock options	2,520	1,021
Proceeds from issuance of common stock, net of offering costs	62,611	15,557
Repurchases of common stock for income tax withheld upon vesting of restricted stock	(627)	(50)
Payment of contingent royalty consideration liabilities in connection with acquisition of business	(137)	(23)
Debt issuance costs	(170)	—
Net cash provided by financing activities	64,197	12,040
Effect of exchange rate changes on cash and cash equivalents	(90)	450
Net change in cash and cash equivalents	13,445	(3,778)
Cash and cash equivalents at beginning of period	10,788	14,566
Cash and cash equivalents at end of period	$24,233	$10,788
Non-cash investing activities:
Property and equipment in liabilities	$973	$925
Supplemental cash flow information:
Interest paid	$441	$373

SEASPINE HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)

Income taxes paid	$130	$89
The accompanying notes are an integral part of these consolidated financial statements.

SEASPINE HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Common Stock		Additional	Accumulated Other		Total
	Number of		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance December 31, 2016	11,258	$113	$180,753	$1,272	$(71,161)	$110,977
Net loss	—	—	—	—	(32,115)	(32,115)
Foreign currency translation adjustment	—	—	—	678	—	678
Restricted stock issued	253	2	968		—	970
Issuance of common stock under employee stock purchase plan	150	2	984	—	—	986
Issuance of common stock- NLT Spine Ltd contingent closing consideration	350	3	2,545	—	—	2,548
Issuance of common stock- ATM transactions	1,500	15	15,542	—	—	15,557
Issuance of common stock- exercise of stock options	5	—	35	—	—	35
Restricted stock awards forfeited	(1)	—	—	—	—	—
Repurchases of common stock for income tax withheld upon vesting of restricted stock	(7)	—	(50)	—	—	(50)
Stock-based compensation	—	—	6,067	—	—	6,067
Balance December 31, 2017	13,508	$135	$206,844	$1,950	$(103,276)	$105,653
Net loss					(33,524)	(33,524)
Foreign currency translation adjustment	—	—	—	(345)	—	(345)
Unrealized loss on short-term investments	—	—	—	(3)	—	(3)
Restricted stock issued	259	3	(1)	—	—	2
Issuance of common stock under employee stock purchase plan	160	2	1,107	—	—	1,109
Issuance of common stock- ATM transactions	882	9	8,505	—	—	8,514
Issuance of common stock- public offering	3,738	37	54,060	—	—	54,097
Issuance of common stock- exercise of stock options	124	1	1,410	—	—	1,411
Repurchases of common stock for income tax withheld upon vesting of restricted stock	(2)	—	(629)	—	—	(629)
Stock-based compensation	—	—	5,800	—	—	5,800
Balance December 31, 2018	18,669	187	277,096	1,602	(136,800)	142,085

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

The SEC adopted amendments to the definition of “smaller reporting company” that became effective in September 2018. Under the new definition, generally, a company qualifies as a smaller reporting company if it has a public float of less than $250 million as of the last business day of its second fiscal quarter. If a company qualifies as a smaller reporting company on that date, it may elect to reflect that determination and use the smaller reporting company scaled disclosure accommodations in its subsequent SEC filings. Our public float as of June 30, 2018, the last business day of our most recent second fiscal quarter, was less than $250 million, and as such, we qualify as a smaller reporting company and are following certain of the scaled disclosure accommodations, including providing audited financial statements and management discussion and analysis for our two most recent fiscal years, in contrast to other reporting companies, which must provide audited financial statements and management discussion and analysis for their three most recent fiscal years. We will measure our public float as of June 30th every year and will continue to qualify as a smaller reporting company until our public float is $250 million or more as of such date.

Concentration of Risk

PcoMed
Integra and PcoMed, LLC (PcoMed) entered into a Supply Agreement on May 15, 2013 (Supply Agreement), which was subsequently assigned to the Company by Integra on May 21, 2015. For the year ending December 31, 2018, the sales of products incorporating the technology licensed and supplied to the Company pursuant to the Supply Agreement exceeded 10% of the Company's revenue.

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

Investments

The Company has designated its entire portfolio of fixed income securities as available-for-sale. These securities are recorded at fair value based on quoted market prices with unrealized gains and losses, net of deferred income taxes, accounted for as a component of accumulated other comprehensive income in stockholders’ equity. The Company’s short-term investments have maturities of greater than three and less than 12 months when purchased and are carried at fair value.

In accordance with FASB Accounting Standards Codification 320, Investments - Debt and Equity Securities, the Company assesses whether it intends to sell or it is more likely than not that it will be required to sell a debt security before recovery of its amortized cost basis less any current-period credit losses. For debt securities that are considered other-than-temporarily impaired and that the Company does not intend to sell and will not be required to sell prior to recovery of its amortized cost basis, the Company separates the amount of the impairment into the amount that is credit-related (referred to as the credit loss component) and the amount due to all other factors. The credit loss component is recognized in net income and is the difference between the security’s amortized cost basis and the present value of its expected future cash flows. The remaining difference between the security’s fair value and the present value of future expected cash flows is due to factors that are not credit-related and is recognized in accumulated other comprehensive income (“AOCI”). For debt securities that are intended to be sold, or that management believes are more likely than not to be required to be sold prior to recovery, the full impairment is recognized immediately in earnings.

Realized gains and losses on sales of investments are determined on a specific-identification basis. Interest income is recognized on an accrual basis. See Note 5. Balance Sheet Details, for further discussion regarding investments.

Fair Value of Financial Instruments

The carrying amounts of cash, cash equivalents, receivables, accounts payable and accrued expenses at December 31, 2018 and 2017, are considered to approximate fair value because of the short term nature of those items.

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

The carrying amount of short-term investments at December 31, 2018 are carried at fair value based on quoted market prices in active markets. This fair value measurement is categorized within Level 1 of the fair value hierarchy.

SEASPINE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The carrying amounts of contingent consideration liabilities at December 31, 2018 and 2017 pursuant to the business combinations (see Note 6- Fair Value Measurements) are measured at fair value on a recurring basis, and are classified within Level 3 of the fair value hierarchy because they use significant unobservable inputs.

Trade Accounts Receivable and Allowances

Trade accounts receivable in the accompanying consolidated balance sheets are presented net of allowances for doubtful accounts and sales returns and other credits. The Company grants credit to customers in the normal course of business, but generally does not require collateral or any other security to support its receivables.

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

The Company capitalizes inventory costs associated with certain products prior to regulatory approval, based on management’s judgment of probable economic benefit. The Company could be required to expense previously capitalized costs related to pre-approval inventory upon a change in such judgment, due to, among other potential factors, a denial or delay of approval by necessary regulatory bodies or a decision by management to discontinue the related development program. No such amounts were capitalized at December 31, 2018 or 2017.

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

SEASPINE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Foreign Currency

The Company generates revenues outside the United States in multiple foreign currencies including euros, Swiss francs and in U.S. dollar-denominated transactions conducted with customers who generate revenue in currencies other than the U.S. dollar. The Company also incurs operating expenses in euros and Swiss francs. All assets and liabilities of foreign subsidiaries which have a functional currency other than the U.S. dollar are translated at the rate of exchange at year-end, while elements of the income statement are translated at the average exchange rates in effect during the year. The net effect of these translation adjustments is shown as a component of accumulated other comprehensive income (loss). These currency translation adjustments are not currently adjusted for income taxes as they relate to permanent investments in non-U.S. subsidiaries. Foreign currency transaction gains and losses are reported in other income (expense), net.

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

Revenue Recognition

Net sales are derived primarily from the sale of orthobiologics and spinal implant products globally. Sales are reported net of returns, rebates, group purchasing organization fees and other customer allowances. Allowances and estimates of returns and other credits are recorded in the sales returns reserve. Certain contracts with stocking distributors contain provisions to repurchase inventory upon termination of the contract or discontinuation of a product line. Included in the sales returns reserve is an estimate of repurchases that are likely to be returned under these provisions.

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

SEASPINE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

For all other sales transactions, including sales to stocking distributors and private label partners, the Company recognizes revenue when the products are shipped to the customer or stocking distributors and the transfer of title and risk of loss occurs. There is generally no customer acceptance or other condition that prevents the Company from recognizing revenue in accordance with the delivery terms for these sales transactions.

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

Shipping and Handling Fees and Costs

Shipping and handling costs of $1.8 million and $1.6 million for product shipments for loaning of spinal implants and instrumentation sets and costs incurred for internal movement of inventory were recorded in selling, general and administrative expense during the years ended December 31, 2018 and 2017, respectively.

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

The stock-based compensation is initially measured at the fair value of the awards on the grant date and is then recognized on a ratable basis in the financial statements over the requisite service period of the award. Stock-based compensation expense was $5.8 million in 2018 and $6.1 million in 2017.

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

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU or Update) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The new standard provides a five-step approach to be applied to all contracts with customers. The new standard also requires expanded disclosure about revenue recognition. The new standard as amended by ASU 2015-14, ASU 2016-10 and ASU 2016-12, was effective for the Company beginning on January 1, 2019. The Company performed an assessment of the impact of this new standard on its consolidated financial statements. In assessing the impact, the Company outlined all revenue streams, and considered the five steps outlined in the standard for product sales, from which substantially all the Company's revenue is generated. The Company analyzed the impact of this new standard on all revenue streams and on all contracts with customers, including by reviewing contracts and current accounting policies and practices to identify differences that would result from applying the requirements under the new standard. The Company adopted the new standard using the modified retrospective method under which the cumulative effect of initially applying the new guidance to open contracts as of December 31, 2018 is recognized as an adjustment to the opening balance of retained earnings as of January 1, 2019. The Company has completed the assessment of the new standard and is finalizing the new required disclosures. Under the new standard, the Company has made the accounting policy election to account for shipping and handling activities performed after the control of a good has been transferred to the customer as a fulfillment cost. Overall, the timing of revenue recognition under the new standard is not materially different from the Company's current revenue recognition policy. Based on the Company’s analysis of open contracts as of December 31, 2018, the cumulative effect of applying the new standard is not material.

In February 2016, the FASB issued Update No. 2016-02, Leases (Topic 842). The new standard requires lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms of greater than twelve months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. The new standard must be adopted using the modified retrospective approach. The standard will be effective for the Company beginning on January 1, 2020 with early adoption permitted. The Company does not plan to early adopt and expects to apply the transition practical expedients allowed by the standard. In July 2018, the FASB issued Update No. 2018-10, Codification Improvements to Topic 842 (Leases) and Update No. 2018-11, Leases (Topic 842):Targeted Improvements. The amendments in ASU 2018-10 and ASU 2018-11 provide additional clarification and implementation guidance on certain aspects of ASU 2016-02 and have the same effective date and transition requirements as ASU 2016-02. Note 8 to the Condensed Consolidated Financial Statements provides details on the Company’s current lease arrangements. While the Company continues to evaluate the impact of this new standard on its consolidated financial statements, the Company currently expects the primary impact will be to record right-of-use assets and lease liabilities for existing operating leases in the consolidated balance sheets. The Company does not currently expect the adoption of this new standard to have a material impact on its consolidated results of operations or cash flows.

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

SEASPINE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Recently Adopted Accounting Standards

In August 2016, the FASB issued Update No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash
Receipts and Cash Payments. This new standard addresses eight specific cash flow issues related to cash receipts and cash payments with the objective of reducing the existing diversity of presentation and classification in the statement of cash flows. The new standard will be effective for the Company beginning on January 1, 2019. Early adoption is permitted and should be applied using a retrospective transition method to each period presented. Adoption of this new guidance had no impact on the Company’s cash flows statements.

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

Net Loss Per Share

Basic and diluted net loss per share was calculated using the weighted-average number of shares of common stock outstanding during the period. The weighted average number of shares used to compute diluted net loss per share excludes any assumed exercise of stock options, any assumed issuance of common stock under restricted stock awards and units, and any assumed issuances under the Company's 2015 Employee Stock Purchase Plan, as the effect, in each case, would be antidilutive. Common stock equivalents of 3.4 million and 3.3 million shares for the years ended December 31, 2018 and 2017, respectively, were excluded from the calculation because of their antidilutive effect.

3. TRANSACTIONS WITH INTEGRA
Related-party Transactions
Prior to the spin-off, and pursuant to certain supply agreements subsequent to the spin-off, SeaSpine purchased a portion of raw materials and finished goods from Integra for SeaSpine's Mozaik family of products, and SeaSpine contract manufactured certain finished goods for Integra. The Company's purchases of raw materials and Mozaik product finished goods from Integra for the year ended December 31, 2017 totaled $0.6 million. The Company's sale of finished goods to Integra under its contract manufacturing arrangement for the year ended December 31, 2017 totaled $0.4 million. The Company determined that Integra does not meet the definition of a related party requiring disclosure in accordance with Accounting Standards Codification Topic 850, Related Party Disclosures as of December 31, 2018.

SEASPINE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

In June 2018 and September 2018, the Company borrowed $4.0 million and $3.0 million under the Credit Facility, respectively. The Company elected to have the LIBOR rate apply to the amounts borrowed with an interest period of six months commencing on June 28, 2018 and three months commencing on September 25, 2018, respectively. On November 2, 2018, the Company repaid the entire $7.3 million of outstanding borrowings plus accrued interest under the Credit Facility. There were no amounts outstanding under the Credit Facility at December 31, 2018 or 2017. At December 31, 2018, the Company had $23.4 million of current borrowing capacity thereunder. Debt issuance costs and legal fees related to the Credit Facility totaling $0.6 million were recorded as a deferred asset and are being amortized ratably over the term of the arrangement.

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

The Credit Facility contains various customary affirmative and negative covenants, including prohibiting the Company from incurring indebtedness without the lender’s consent. The Credit Facility also includes a financial covenant, that requires the Company to maintain a minimum fixed charge coverage ratio of 1.10 to 1.00 for the applicable measurement period, if the Company's Total Liquidity (as defined in the Credit Facility) is less than $5.0 million. The Company was in compliance with all applicable covenants at December 31, 2018.

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

5. BALANCE SHEET DETAILS

Short-term investments.

The amortized cost, estimated fair value and gross unrealized gains and losses on investments as of December 31, 2018 are shown in the table below:

Amortized Cost	Gross Unrealized		Fair Value
	Gains	(Losses)

As of December 31, 2018	(In thousands)
U.S. Treasury Bills	$29,803	—	$(3)	$29,800

As of December 31, 2018, the Company’s investment portfolio included 9 U.S. Treasury Bills in an unrealized loss position. There were no other-than-temporary impairments on debt securities or realized gains or losses during the year ended December 31, 2018.

There were no investments held as of December 31, 2017.

Inventories. Inventories consisted of:

	December 31, 2018	December 31, 2017
	(In thousands)
Finished goods	$27,589	$31,008
Work in process	10,367	6,909
Raw materials	4,786	3,804
	$42,742	$41,721

Property, Plant and Equipment. Property, plant and equipment, net and corresponding useful lives were:

	December 31, 2018	December 31, 2017	Useful Lives
	(In thousands)
Leasehold improvement	$5,724	$5,312	Shorter of lease term or useful life
Machinery and production equipment	7,752	7,030	3-10 years
Spinal instruments and sets	23,212	20,340	5 years
Information systems and hardware	7,290	7,375	3-7 years
Furniture and fixtures	1,222	991	3-5 years
Construction in progress	7,013	8,136
Total	52,213	49,184
Less accumulated depreciation and amortization	(29,590)	(27,121)
Property, plant and equipment, net	$22,623	$22,063

The balance of construction in progress as of December 31, 2018 and 2017 consists primarily of spinal instruments not yet placed into service.

Depreciation and amortization expenses totaled $4.2 million and $4.1 million for the years ended December 31, 2018 and 2017, respectively, and included $0.8 million expenses that were presented within cost of goods sold for each year ended December 31, 2018 and 2017. The cost of purchased instruments used to replace damaged instruments in existing sets and recorded directly to the instrument replacement expense totaled $1.8 million for each year ended December 31, 2018 and 2017.

For the year ended December 31, 2018, the Company recorded impairment charges totaling $0.5 million against spinal instruments that are no longer expected to be placed into service. No impairment charges against spinal instruments were recorded for the year ended December 31, 2017.

SEASPINE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Identifiable Intangible Assets. The components of the Company’s identifiable intangible assets were:

	December 31, 2018
	Weighted Average Life	Cost	Accumulated Amortization	Net
		(In thousands)
Product technology	12 years	$40,769	$(29,153)	$11,616
Customer relationships	12 years	56,830	(39,734)	17,096
Trademarks/brand names	—	300	(300)	—
		$97,899	$(69,187)	$28,712

	December 31, 2017
	Weighted Average Life	Cost	Accumulated Amortization	Net
		(In thousands)
Product technology	12 years	$40,769	$(25,827)	$14,942
Customer relationships	12 years	56,830	(36,565)	20,265
Trademarks/brand names	—	300	(300)	—
		$97,899	$(62,692)	$35,207
Annual amortization expense (including amounts reported in cost of goods sold) is expected to be approximately, $5.8 million in 2019, $4.9 million in 2020, $4.9 million in 2021, $4.8 million in 2022, and $4.2 million in 2023. Amortization expense totaled $6.5 million and $6.8 million for the years ended December 31, 2018 and 2017, respectively, and included $3.3 million and $3.6 million, respectively, of amortization of product technology intangible assets that was presented within cost of goods sold.

SEASPINE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. FAIR VALUE MEASUREMENTS

The fair values of the Company’s assets and liabilities, including contingent consideration liabilities, are measured at fair value on a recurring basis, and are determined under the fair value categories as follows (in thousands):

	Total	Quoted Price in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2018:
Short-term investments	$29,800	$29,800	$—	$—
Total Assets
Contingent consideration liabilities- current	$129	$—	$—	$129
Contingent consideration liabilities- non-current	2,367	—	—	2,367
Total contingent consideration	$2,496	$—	$—	$2,496

	Total	Quoted Price in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2017:
Contingent consideration liabilities- current	$207	$—	$—	$207
Contingent consideration liabilities- non-current	4,228	—	—	4,228
Total contingent consideration	$4,435	$—	$—	$4,435

Short-term investments are classified with Level 1 of the fair value hierarchy because they use quoted market prices in active markets for identical assets.

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

The following table sets forth the changes in the estimated fair value of the Company’s liabilities measured on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2018 and 2017. The gain from change in fair value of contingent closing consideration is the difference between the fair value of shares expected to be issued to NLT based on

SEASPINE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

assumptions as of December 31, 2016, including the forecasted issuance date and stock price and the fair value of the shares actually issued to NLT on January 31, 2017. The gain from change in fair value of contingent milestone and royalty payments resulted from updated estimated timing of payments, probability of success rates, the passage of time, updated discount rates matched to the estimated timing of payments, actual net sales of certain products for the year ended December 31, 2018, and lower estimated net sales for future royalty payment periods.

A change in estimated timing of payments, probability of success rates, or estimated net sales for future royalty payment periods would be expected to have a material impact on the fair value of contingent milestone and royalty payments.

	Year Ended December 31,
	2018	2017
	(in thousands)
Beginning Balance as of January 1	$4,435	$7,980
Contingent consideration liabilities settled	(137)	(2,570)
Gain from change in fair value of contingent closing consideration recorded in other income	—	(112)
Gain from change in fair value of contingent milestone and royalty payments recorded in selling, general and administrative expenses	(1,802)	(863)
Ending Balance as of December 31	$2,496	$4,435

7. EQUITY AND STOCK-BASED COMPENSATION

Common Stock

On January 31, 2017, the Company issued 350,000 shares of common stock to NLT as the settlement of contingent closing consideration under the asset purchase agreement entered into with NLT in August 2016. The total fair value of such shares was $2.5 million at issuance. See Note 6, "Fair Value Measurements" above.

In August 2016, the Company entered into an equity distribution agreement (Distribution Agreement) with Piper Jaffray & Co. (Piper Jaffray), pursuant to which the Company may offer and sell shares of its common stock in “at the market” (ATM) offerings (as defined in Rule 415 of the Securities Act of 1933, as amended) having an aggregate offering price up to $25.0 million in gross proceeds from time to time through Piper Jaffray acting as sales agent. The shares offered and sold under the Distribution Agreement are covered by a registration statement on Form S-3 declared effective on August 24, 2016. Under the Distribution Agreement, the Company sold 1,500,000 shares of common stock at an average price per share of $10.78 and received net proceeds of approximately $15.6 million (net of $0.6 million of offering costs) during the year ended December 31, 2017. Additionally, during the year ended December 31, 2018, the Company sold an additional 882,332 shares of common stock at an average price per share of $10.00 and received net proceeds of approximately $8.5 million (net of $0.3 million offering costs), which consumed the remaining capacity under the Distribution Agreement. The Company intends to continue using the net proceeds for general corporate purposes, including sales and marketing expenditures aimed at growing its business, research and development expenditures focused on product development, and investments in inventory and spinal instruments and sets.

In May 2018, the Company entered into another equity distribution agreement with Piper Jaffray (the May 2018 Distribution Agreement), pursuant to which the Company may offer and sell shares of its common stock in ATM offerings having an aggregate offering price up to $50.0 million in gross proceeds from time to time through Piper Jaffray acting as sales agent. The shares offered and sold under the May 2018 Distribution Agreement are covered by a registration statement on Form S-3 declared effective on August 24, 2016. The Company did not sell any shares of common stock under the May 2018 Distribution Agreement during the year ended December 31, 2018. Future sales, if any, will depend on a variety of factors including, but not limited to, market conditions, the trading price of the Company's common stock and the Company's capital needs. The Company intends to use any net proceeds for general corporate purposes, including sales and marketing expenditures aimed at growing its business, research and development expenditures focused on product development, and investments in inventory and spinal instruments and sets.

On October 11, 2018, the Company entered into an Underwriting Agreement (Underwriting Agreement) with Wells Fargo Securities, LLC, Piper Jaffray & Co. and Cantor Fitzgerald & Co. acting as joint bookrunning managers and as representatives of the underwriters relating to the issuance and sale of 3,250,000 shares of the Company’s common stock. The price to the public in the offering was $15.50 per share, before underwriting discounts and commissions. The Company granted the underwriters an option, exercisable for 30 days, to purchase up to an additional 487,500 shares of common stock. The

SEASPINE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

underwriters exercised this option and the offering closed on October 15, 2018 with the sale of 3,737,500 shares of the Company's common stock. The net proceeds to the Company from the offering were approximately $54.1 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. The Company used a portion of the net proceeds from the offering to repay all of its then-outstanding borrowings under the Credit Facility, and intends to use the remaining proceeds for general corporate purposes, including general and administrative expenses, capital expenditures and general working capital purposes.

Equity Award Plans

Stock-based compensation expense, all related to employees and non-employee directors, was recognized as follows:

	December 31
	2018	2017
	(In Thousands)
Selling, general and administrative	$5,272	$5,136
Research and development	365	790
Cost of goods sold	163	141
Total stock-based compensation expense	5,800	6,067
Total estimated tax benefit related to stock-based compensation expense	—	—
Net effect on net income	$5,800	$6,067

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

In May 2015, the Company adopted the 2015 Incentive Award Plan, which was subsequently amended and restated with approval of the Company's stockholders. In February and March 2018, the Company's board of directors approved amendments to the plan that increased the share reserve by an aggregate of 2,726,000 shares over the then-existing share reserve thereunder, subject to stockholder approval. The Company's stockholders approved both amendments on May 30, 2018 (the 2015 Incentive Award Plan, as amended and restated to date, the Restated Plan). Under the Restated Plan, the Company can grant its employees, non-employee directors and consultants incentive stock options and non-qualified stock options, restricted stock, performance stock, dividend equivalent rights, stock appreciation rights, stock payment awards and other incentive awards. The aggregate number of shares that may be issued or transferred pursuant to awards under the Restated Plan is the sum of (1) the number of shares issuable upon exercise or vesting of the number of Integra equity awards converted to the Company's equity awards under the Restated Plan as of the date of the spin-off and (2) 6,235,500 shares of its common stock in respect of awards granted under the 2015 Plan. As of December 31, 2018, there were 2,636,659 shares available to grant under the 2015 Plan.

In 2016, the Company established the 2016 Employment Inducement Incentive Award Plan (the 2016 Plan). The plan is a broad-based incentive plan which allows for the issuance of stock-based awards, including non-qualified stock options, restricted stock awards, performance awards, restricted stock unit awards and stock appreciation rights, to any prospective officer or other employee who has not previously been an employee or director of SeaSpine or an affiliate or who is commencing employment with SeaSpine or an affiliate following a bona-fide period of non-employment by SeaSpine or an affiliate. An aggregate of 1,000,000 shares are reserved for issuance under the 2016 Plan. The Company has awarded no shares under the 2016 Plan as of December 31, 2018. As a result of the stockholders' approval of the Restated Plan, the Company's board of directors will not grant any awards under the 2016 Inducement Plan.

In June 2018, the Company established the 2018 Employment Inducement Incentive Award Plan (the 2018 Inducement Plan). The terms of the 2018 Plan are substantially similar to the terms of the Restated Plan with three principal exceptions: (1) incentive stock options may not be granted under the 2018 Inducement Plan; (2) there are no annual limits on awards that may be issued to an individual under the 2018 Inducement Plan; and (3) awards granted under the 2018 Inducement Plan are not required to be subject to any minimum vesting period. An aggregate of 2,000,000 shares are reserved under the 2018 Inducement Plan. As of December 31, 2018, 1,933,281 shares were available for issuance under the 2018 Inducement Plan.

Restricted Stock Awards and Restricted Stock Units

SEASPINE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Restricted stock awards granted to non-employee directors generally have a requisite service period of one year; restricted stock units granted to employees generally have a requisite service period of three years. Both are subject to graded vesting. The Company expenses the fair value of restricted stock awards and of restricted stock units on an accelerated basis over the vesting period or requisite service period, whichever is shorter. Stock-based compensation expense related to restricted stock awards and to restricted stock units includes an estimate for forfeitures. The expected forfeiture rate of all equity-based compensation is based on historical experience of pre-vesting forfeitures on awards by each homogenous group of shareowners. For awards granted to non-executive employees, the forfeiture rate is estimated to be 13% and 15% annually for the years ended December 31, 2018 and 2017, respectively. There is no forfeiture rate applied to awards granted to non-employee directors or executive employees because their pre-vesting forfeitures are anticipated to be highly unlikely. As individual awards become fully vested, stock-based compensation expense is adjusted to recognize actual forfeitures.

The following table summarizes restricted stock awards and restricted stock units granted to SeaSpine employees and non-employee directors during the year ended December 31, 2018:

	Restricted Stock Awards and Units
	Shares (In thousands)	Weighted Average Grant Date Fair Value Per Share
Unvested, January 1, 2018	725	$7.82
Granted	665	10.72
Cancellations	(108)	8.46
Released/Vested	(306)	8.41
Unvested, December 31, 2018	976	$9.56

The weighted average grant date fair value of restricted stock awards and units granted during the years ended December 31, 2018 and 2017 was $10.72 and $7.89, respectively. The total fair value of shares vested in 2018 and 2017 was $2.6 million and $2.2 million, respectively.

The Company recognized $4.9 million and $3.8 million in expense related to restricted stock awards and restricted stock units for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018, there was approximately $3.7 million of total unrecognized compensation expense related to the unvested portions of these awards. This cost is expected to be recognized over a weighted-average period of approximately 1.2 years.

Stock Options

Stock option grants to employees generally have a requisite service period of four years, and stock option grants to non-employee directors generally have a requisite service period of one year. Both are subject to graded vesting. The Company records stock-based compensation expense associated with stock options on an accelerated basis over the various vesting periods within each grant and based on their fair value at the date of grant using the Black-Scholes-Merton option pricing model. The following weighted-average assumptions were used in the calculation of fair value for options grants for the years ended December 31, 2018 and 2017:

	December 31
	2018	2017
Expected dividend yield	0%	0%
Risk-free interest rate	2.8%	2.0%
Expected volatility	25.6%	35.7%
Expected term (in years)	4.9	5.1

The Company considered that it has never paid, and does not currently intend to pay, cash dividends. The risk-free interest rates are derived from the U.S. Treasury yield curve in effect on the date of grant for instruments with a remaining term similar to the expected term of the options. Due to the Company’s limited historical data, the expected volatility is calculated based upon the historical volatility of comparable companies in the medical device industry whose share prices are publicly available for a sufficient

SEASPINE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

period of time. The expected term of "plain vanilla" options is calculated using the simplified method as prescribed by accounting guidance for stock-based compensation. A "plain vanilla" option is an option with these characteristics: (1) the option is granted at-the-money; (2) exercisability is conditional only on satisfaction of a service condition through the vesting date; (3) employees who terminate their service prior to vesting forfeit the option; (4) employees who terminate their service after vesting are granted limited time to exercise their options; and (5) the option is nontransferable and non-hedgeable. The expected term of any other option is based on disclosures from similar companies with similar grants. In addition, the Company applies an expected forfeiture rate when amortizing stock-based compensation expense. The expected forfeiture rate of options is based on historical experience of pre-vesting forfeitures on awards by each homogenous group of shareowners. The forfeiture rate of options granted to non-executive employees is estimated to be 13% and 15% annually for the years ended December 31, 2018 and 2017, respectively. There is no forfeiture rate applied for non-employee directors and executive employees as their pre-vesting forfeitures are anticipated to be highly unlikely. As individual grant awards become fully vested, stock-based compensation expense is adjusted to recognize actual forfeitures.

A summary of the options granted during the year ended December 31, 2018 and the total number of options outstanding as of that date and changes since January 1, 2018 are set forth below:

	Number of Shares Outstanding (In thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding, January 1, 2018	2,560	$14.51	5.96	$238
Granted	28	$12.47	—	—
Exercised	(124)	$11.38	—	—
Forfeited	(143)	$14.81	—	—
Outstanding, December 31, 2018	2,321	$14.64	5.06	$8,365
Vested or expected to vest, December 31, 2018	2,311	$14.65	5.05	$8,307
Exercisable, December 31, 2018	1,949	$14.76	5.04	$6,777

The weighted average grant date fair value of options granted during the years ended December 31, 2018 and 2017 was $3.49 and $2.63, respectively. The total fair value of shares vested in 2018 and 2017 was $1.4 million and $2.2 million, respectively.

The Company recognized $0.6 million and $1.7 million in expense related to stock options for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018, there was approximately $0.2 million of total unrecognized compensation expense related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 0.6 years.
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

The ESPP authorizes the issuance of up to 400,000 shares of common stock pursuant to purchase rights granted to employees. On November 2, 2018, the Company's board of directors approved the issuance of an additional 400,000 shares of common stock under the ESPP, subject to stockholder approval. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended (the IRC). The first offering period under the ESPP commenced on January 1, 2016 and ended on December 31, 2017. However, the ESPP contains a restart feature, such that if the market price of the stock at the end of any six-month purchase period is lower than the market price at the original grant date of an offering period, that offering period will terminate after that purchase date, and a new two-year offering period will commence on the January 1 or July 1 immediately following the date the original offering period terminated. This restart feature was first

SEASPINE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

triggered on the purchase date that occurred on June 30, 2016, such that the offering period that commenced on January 1, 2016 was terminated, and a new two-year offering period commenced on July 1, 2016. This restart feature was triggered again on the purchase date that occurred on December 31, 2016, such that the offering period that commenced on July 1, 2016 was terminated, and a new two-year offering period commenced on January 1, 2017 and ended on December 31, 2018. The Company applied share-based payment modification accounting to the awards that were initially valued at the grant date to determine the amount of any incremental fair value associated with the modified awards. The impact to stock-based compensation expense for modifications during the year ended December 31, 2018, was immaterial.

During the years ended December 31, 2018 and 2017, there were 160,059 and 150,020 shares of common stock, respectively, purchased under the ESPP. The Company recognized $0.3 million and $0.6 million in expense related to the ESPP for the years ended December 31, 2018 and 2017, respectively.

The Company estimates the fair value of shares issued to employees under the ESPP using the Black-Scholes-Merton option-pricing model. The following weighted average assumptions were used in the calculation of fair value of shares under the ESPP at the grant date for the years ended December 31, 2018 and 2017, respectively:

	December 31
	2018	2017
Expected dividend yield	0%	0%
Risk-free interest rate	2.0%	1.0%
Expected volatility	29.4%	28.1%
Expected term (in years)	1.3	1.2

8. LEASES

The Company leases administrative, manufacturing, research, and distribution facilities and various manufacturing, office and transportation equipment through operating lease agreements.

Future minimum lease payments under the Company's operating leases at December 31, 2018 are:

Payments Due by Calendar Year
(In thousands)
2019	$2,150
2020	2,181
2021	2,219
2022	2,239
2023	1,564
Thereafter	4,664
Total minimum lease payments	$15,017

Total lease expense for the years ended December 31, 2018 and 2017 was $2.1 million and $2.2 million, respectively.
9. INCOME TAXES

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

SEASPINE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

taxable income and the feasibility of ongoing tax planning strategies. In the event that the Company changes its determination as to the amount of deferred tax assets that can be realized, the Company will adjust its valuation allowance with a corresponding impact to income tax expense in the period in which such determination is made.

Income Tax Provision (Benefit)

Income (loss) before income taxes consisted of:

	Year Ended December 31,
	2018	2017
	(In thousands)
United States operations	$(33,843)	$(34,886)
Foreign operations	448	2,653
	$(33,395)	$(32,233)

A reconciliation of the U.S. federal statutory rate to the Company’s effective tax rate is:

	Year Ended December 31,
	2018	2017
Federal statutory rate	21.0%	35.0%
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal tax benefit	3.2%	4.1%
Foreign operations	(0.5)%	(0.2)%
Changes in valuation allowances	(25.5)%	43.2%
Uncertain tax positions	0.3%	0.3%
Research and development credit	0.2%	0.2%
Other	0.9%	0.8%
Change in rate resulting from the 2017 Tax Act		(83.0)%
Effective tax rate	(0.4)%	0.4%
The provision/(benefit) for income taxes consisted of:

	Year Ended December 31,
	2018	2017
	(In thousands)
Current:
Federal	$(93)	$(102)
State	52	20
Foreign	44	42
Total current	$3	$(40)
Deferred:
Federal	—	—
State	—	—
Foreign	126	(78)
Total deferred	$126	$(78)
Provision (benefit) for income taxes	$129	$(118)
The income tax effects of significant temporary differences that give rise to deferred tax assets and liabilities, shown before jurisdictional netting, are presented below:

Year Ended December 31,

SEASPINE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	2018	2017
	(In thousands)
Deferred tax assets:
Doubtful accounts	$212	$116
Inventory related items	9,677	8,976
Tax credits	229	158
Accrued vacation	340	348
Accrued bonus	1,192	815
Stock compensation	3,790	3,129
Net operating loss carryforwards	30,210	22,175
Intangible and fixed assets	10,611	12,054
Other	942	686
Total deferred tax assets	57,203	48,457
Less valuation allowance	(55,954)	(47,433)
Deferred tax assets after valuation allowance	$1,249	$1,024
Deferred tax liabilities:
Other	817	469
Total deferred tax liabilities	$817	$469
Net deferred tax assets	$432	$555

At December 31, 2018, the Company had net operating loss carryforwards of $122.4 million for federal and state income tax purposes. The Company also had foreign net operating loss carryforwards of $1.9 million. These tax loss carryforwards begin to expire in 2021 and 2027 for foreign and federal and state income tax, respectively, and will expire through 2037. The tax expense recorded for net operating losses, net of valuation allowance, was $0.1 million which relates only to foreign net operating losses.

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

The Tax Cuts and Jobs Act (the 2017 Tax Act) was enacted on December 22, 2017. The 2017 Tax Act reduces the U.S federal corporate tax rate from 35% to 21%. Accordingly, the Company modified the value of the deferred tax assets and liabilities including the net operating loss carryover at December 31, 2017. Prior to enactment of the new tax reform, the Company had total net deferred tax assets of $74.1 million before valuation allowance at December 31, 2017. Taking the new tax reform into consideration, the Company's total net deferred tax assets were $48.0 million before valuation allowance at December 31, 2017.

SEASPINE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company is not subject to the new transition tax on accumulated foreign earnings enacted by the 2017 Tax Act because its foreign operations have been included in its US tax filings pursuant to an election to disregard the Company's foreign subsidiaries for federal income tax purposes.

A reconciliation of the Company’s uncertain tax benefits is as follows:

	Year Ended December 31,
	2018	2017
	(In thousands)
Balance, beginning of year	$277	$305
Gross increases:
Prior years’ tax positions	1	5
Additions to tax positions in prior years due to spin-off		—
Current year tax positions	71	74
Gross decreases:
Settlements		—
Statute of limitations lapses	(94)	(107)
Balance, end of year	$255	$277

Approximately $0.3 million of the balance at December 31, 2018 relates to uncertain tax positions that, if recognized, would affect the annual effective tax rate. There is $0.1 million related to tax positions for which it is reasonably possible that the total amounts could be reduced during the twelve months following December 31, 2018, as a result of expiring statutes of limitations.

The Company recognizes interest and penalties relating to uncertain tax positions in income tax expense. The amounts recorded in 2018 and 2017 were not significant.

The Company files income tax returns as prescribed by tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state, local and foreign jurisdictions where applicable based on the statute of limitations that apply in each jurisdiction. The Company has no open tax audits with any taxing authority as of December 31, 2018. The Company is still subject to income tax examinations by US federal and state tax authorities for the years 2015 through 2018. Open years for foreign jurisdictions are from 2014 through 2018. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss carryforward amount.

10. COMMITMENTS AND CONTINGENCIES
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
11. SEGMENT AND GEOGRAPHIC INFORMATION

Management assessed its segment reporting based on how it internally manages and reports the results of its business to its chief operating decision maker. Management reviews financial results, manages the business and allocates resources on an aggregate

SEASPINE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Revenue, net consisted of the following:

	Year Ended December 31,
	2018	2017
	(In thousands)
Orthobiologics	$75,339	$69,128
Spinal implants	68,104	62,686
Total Revenue, net	$143,443	$131,814

The Company attributes revenues to geographic areas based on the location of the customer. Total revenue by major geographic area consisted of the following:

	2018	2017

United States	$127,883	$118,405
International	15,560	13,409
Total Revenue, net	$143,443	$131,814

12. EMPLOYEE BENEFIT PLAN

The Company has a defined contribution savings plan under section 401(k) of the IRC. The plan covers substantially all employees. The Company matches employee contributions made to the plan according to a specified formula. The Company’s matching contributions totaled approximately $0.7 million and $0.6 million for the years ended 2018 and 2017, respectively.

13. SELECTED QUARTERLY INFORMATION - UNAUDITED

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Total revenue, net:
2018	$33,175	$36,409	$35,834	$38,025
2017	31,894	34,196	31,742	33,982
Gross profit:
2018	$20,996	$21,849	$21,587	$23,042
2017	18,722	20,202	19,566	21,498
Net loss:
2018	$(7,105)	$(7,361)	$(9,532)	$(9,526)
2017	(9,103)	(8,043)	(7,462)	(7,507)
Basic/diluted net loss per common share(1):
2018	$(0.50)	$(0.50)	$(0.65)	$(0.53)
2017	(0.79)	(0.68)	(0.58)	(0.56)
(1) Per common share amounts for the quarters and full years have been calculated separately. Accordingly, quarterly amounts do not necessarily add to the annual amount because of differences in the weighted average common shares outstanding during each period principally due to the effect of the Company’s issuing or canceled shares of its common stock during the year.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Additions/Deductions	Balance at End of Period
Description
	(In thousands)
Year ended December 31, 2018:
Allowance for doubtful accounts and sales returns and other credits	466	21	—	363	850
Inventory Reserves	27,071	4,686	—	(2,448)	29,309
Deferred tax asset valuation allowance	47,433	8,521	—	—	55,954
Year ended December 31, 2017:
Allowance for doubtful accounts and sales returns and other credits	$483	$47	$—	$(64)	$466
Inventory Reserves	$24,919	$4,597	$—	$(2,445)	$27,071
Deferred tax asset valuation allowance	61,118	(13,685)	—	—	47,433