Form 10-Q
period 2019-03-31
SeaSpine Holdings Corp
filed 2019-05-01
CIK 1637761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
COMMISSION FILE NO. 001-36905

SeaSpine Holdings Corporation
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	47-3251758
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

5770 Armada Drive, Carlsbad, California	92008
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	(ZIP CODE)
REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (760) 727-8399
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	SPNE	The Nasdaq Global Select Market

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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of April 26, 2019 was 18,897,570.

SEASPINE HOLDINGS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SEASPINE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2019	2018
Total revenue, net	$36,150	$33,175
Cost of goods sold	13,579	12,179
Gross profit	22,571	20,996
Operating expenses:
Selling, general and administrative	27,308	24,467
Research and development	3,512	2,789
Intangible amortization	792	792
Total operating expenses	31,612	28,048
Operating loss	(9,041)	(7,052)
Other income, net	73	20
Loss before income taxes	(8,968)	(7,032)
Provision for income taxes	21	73
Net loss	$(8,989)	$(7,105)
Net loss per share, basic and diluted	$(0.48)	$(0.50)
Weighted average shares used to compute basic and diluted net loss per share	18,872	14,085

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEASPINE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2019	2018
Net loss	$(8,989)	$(7,105)
Other comprehensive (loss) income
Foreign currency translation adjustments	(169)	240
Unrealized gain on investments	11	—
Comprehensive loss	$(9,147)	$(6,865)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEASPINE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except par value data)

	March 31, 2019	December 31, 2018

ASSETS
Current assets:
Cash and cash equivalents	$20,052	$24,233
Short-term investments	24,903	$29,800
Trade accounts receivable, net of allowances of $434 and $850	20,744	20,335
Inventories	45,180	42,742
Prepaid expenses and other current assets	2,096	2,948
Total current assets	112,975	120,058
Property, plant and equipment, net	23,657	22,623
Intangible assets, net	27,088	28,712
Other assets	916	949
Total assets	$164,636	$172,342
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable, trade	13,539	9,214
Accrued compensation	4,570	7,900
Accrued commissions	5,291	5,451
Contingent consideration liabilities	533	129
Other accrued expenses and current liabilities	4,099	3,852
Total current liabilities	28,032	26,546
Contingent consideration liabilities	1,997	2,367
Other liabilities	1,428	1,344
Total liabilities	31,457	30,257

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value; 15,000 authorized; no shares issued and outstanding at March 31, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value; 60,000 authorized; 18,896 and 18,669 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	189	187
Additional paid-in capital	277,335	277,096
Accumulated other comprehensive income	1,444	1,602
Accumulated deficit	(145,789)	(136,800)
Total stockholders' equity	133,179	142,085
Total liabilities and stockholders' equity	$164,636	$172,342

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEASPINE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2019	2018
OPERATING ACTIVITIES:
Net loss	$(8,989)	$(7,105)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,770	2,643
Instrument replacement expense	548	345
Impairment of spinal instruments	30	—
Provision for excess and obsolete inventories	741	663
Amortization of debt issuance costs	19	35
Deferred income tax provision	6	44
Stock-based compensation	1,947	835
Loss from change in fair value of contingent consideration liabilities	64	74
Changes in assets and liabilities:
Accounts receivable	(458)	1,255
Inventories	(2,890)	(1,928)
Prepaid expenses and other current assets	757	260
Other non-current assets	(1)	—
Accounts payable	3,782	754
Accrued commissions	(161)	(1,278)
Other accrued expenses and current liabilities	(3,423)	(1,417)
Other non-current liabilities	85	174
Net cash used in operating activities	(5,173)	(4,646)
INVESTING ACTIVITIES:
Purchases of property and equipment	(2,208)	(1,691)
Maturities of short-term investments	5,000	—
Net cash provided by (used in) investing activities	2,792	(1,691)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of offering costs- ATM transactions	—	8,514
Proceeds from exercise of stock options	143	—
Repurchases of common stock for income tax withheld upon vesting of restricted stock awards and restricted stock units	(1,849)	(512)
Payment of contingent consideration liabilities in connection with acquisition of business	(30)	(39)
Net cash (used in) provided by financing activities	(1,736)	7,963
Effect of exchange rate changes on cash and cash equivalents	(64)	56
Net change in cash and cash equivalents	(4,181)	1,682
Cash and cash equivalents at beginning of period	24,233	10,788
Cash and cash equivalents at end of period	$20,052	$12,470
Supplemental cash flow information:
Interest Paid	$38	$30
Income Taxes Paid (Refunds)	$6	$(3)
Non-cash investing activities:
Property and equipment in liabilities	$1,891	$459

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEASPINE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands)

	Common Stock		Additional	Accumulated Other		Total
	Number of		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance December 31, 2018	18,669	$187	$277,096	$1,602	$(136,800)	$142,085
Net loss	—	—	—	—	(8,989)	(8,989)
Foreign currency translation adjustment	—	—	—	(169)	—	(169)
Unrealized gain on short-term investments				11		11
Restricted stock issued	216	2	—	—	—	2
Issuance of common stock- exercise of stock options	11	—	143	—	—	143
Repurchases of common stock for income tax withheld upon vesting of restricted stock awards and restricted stock units	—	—	(1,851)	—	—	(1,851)
Stock-based compensation	—	—	1,947	—	—	1,947
Balance March 31, 2019	18,896	$189	$277,335	$1,444	$(145,789)	$133,179

	Common Stock		Additional	Accumulated Other		Total
	Number of		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance December 31, 2017	13,508	$135	$206,844	$1,950	$(103,276)	$105,653
Net loss	—	—	—	—	(7,105)	(7,105)
Foreign currency translation adjustment	—	—	—	240	—	240
Restricted stock issued	147	2	—	—	—	2
Issuance of common stock, net of offering costs- ATM transactions	882	9	8,505	—	—	8,514
Repurchases of common stock for income tax withheld upon vesting of restricted stock awards and restricted stock units	(2)	—	(514)	—	—	(514)
Stock-based compensation	—	—	835	—	—	835
Balance March 31, 2018	$14,535	$146	$215,670	$2,190	$(110,381)	$107,625

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
The Company’s financial statements are presented on a consolidated basis. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. The unaudited interim condensed consolidated financial statements do not include all information and disclosures required by GAAP for annual audited financial statements and should be read with the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K filed with the SEC. In the opinion of management, the unaudited interim condensed consolidated financial statements included in this report have been prepared on the same basis as the Company's audited consolidated financial statements and include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations, cash flows, and statement of equity for periods presented. The results for the three months ended March 31, 2019 are not necessarily indicative of the results expected for the full year. The condensed consolidated balance sheet as of December 31, 2018 was derived from the audited consolidated financial statements for the year ended December 31, 2018.

The SEC adopted amendments to the definition of “smaller reporting company” that became effective in September 2018. Under the new definition, generally, a company qualifies as a smaller reporting company if it has a public float of less than $250 million as of the last business day of its second fiscal quarter. If a company qualifies as a smaller reporting company on that date, it may elect to reflect that determination and use the smaller reporting company scaled disclosure accommodations in its subsequent SEC filings. Our public float as of June 30, 2018, the last business day of our most recent second fiscal quarter, was less than $250 million, and as such, we qualify as a smaller reporting company and are following certain of the scaled disclosure accommodations. We will measure our public float as of June 30th every year and will continue to qualify as a smaller reporting company until our public float is $250 million or more as of such date.
Concentration of Risk

Integra and PcoMed, LLC (PcoMed) entered into a Supply Agreement on May 15, 2013 (Supply Agreement), which was subsequently assigned to the Company by Integra on May 21, 2015. For the quarter ending March 31, 2019, the sales of products incorporating the NanoMetalene® technology licensed and supplied to the Company pursuant to the Supply Agreement exceeded 10% of the Company's revenue.

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

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

In February 2016, the Financial Accounting Standard Board (FASB) issued Accounting Standards Update (ASU or Update) No. 2016-02, Leases (Topic 842). The new standard requires lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms of greater than twelve months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. The new standard must be adopted using the modified retrospective approach. The standard will be effective for the Company beginning on January 1, 2020 with early adoption permitted. The Company does not plan to early adopt and expects to apply the transition practical expedients allowed by the standard. In July 2018, the FASB issued Update No. 2018-10, Codification Improvements to Topic 842 (Leases) and Update No. 2018-11, Leases (Topic 842):Targeted Improvements. In March 2019, the FASB issued Update No. 2019-01, Leases (Topic 842): Codification Improvements. The amendments in ASU 2018-10, ASU 2018-11, and ASU 2019-01 provide additional clarification and implementation guidance on certain aspects of the previously issued ASU 2016-02 and have the same effective date and transition requirements as ASU 2016-02. Note 10 to the Condensed Consolidated Financial Statements provides details on the Company’s current lease arrangements. While the Company continues to evaluate the impact of this new standard on its consolidated financial statements, the Company currently expects the primary impact will be to record right-of-use assets and lease liabilities for existing operating leases in the consolidated balance sheets. The Company does not currently expect the adoption of this new standard to have a material impact on its consolidated results of operations or cash flows.

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

In July 2018, the FASB issued Update No. 2018-09, Codification Improvements. This Update includes several amendments to the FASB Accounting Standards Codification (Codification) intended to clarify, improve, or correct errors in the Codification. Some amendments do not require transition guidance and are effective upon issuance. The amendments requiring transition guidance will be effective for the Company beginning on January 1, 2020. The Company is evaluating the impact of this standard on its consolidated financial statements.

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Recently Adopted Accounting Standards

In May 2014, the FASB issued Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). The new standard provides a five-step approach to be applied to all contracts with customers. The new standard also requires expanded disclosure about revenue recognition. The new standard as amended by ASU 2015-14, ASU 2016-10 and ASU 2016-12, was effective for the Company beginning on January 1, 2019. The Company performed an assessment of the impact of this new standard on its consolidated financial statements. In assessing the impact, the Company outlined all revenue streams, and considered the five steps outlined in the standard for product sales, from which substantially all the Company's revenue is generated. The Company analyzed the impact of this new standard on all revenue streams and on all contracts with customers, including by reviewing contracts and current accounting policies and practices to identify differences that would result from applying the requirements under the new standard. The Company adopted the new standard using the modified retrospective method under which the cumulative effect of initially applying the new guidance to open contracts as of December 31, 2018 is recognized as an adjustment to the opening balance of retained earnings as of January 1, 2019. The timing of revenue recognition under the new standard is not materially different from the Company's previous revenue recognition policy. As a result of the Company's adoption of the new standard, the Company reclassed its sales return reserve from accounts receivable to a refund liability account within other current liabilities. As of March 31, 2019, the Company's refund liability was $0.4 million. Based on the Company’s analysis of open contracts as of December 31, 2018, the cumulative effect of applying the new standard is not material.

Revenue Recognition Policy

Revenue is recognized when obligations under the terms of a contract with the Company's customer are satisfied which occurs with the transfer of control of the Company's products. This occurs either upon shipment or delivery of goods, depending on whether the contract is FOB Origin or FOB Destination. The Company records revenues from sales or its spinal implant products when the products are used in a surgical procedure (implanted in a patient). Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products to a customer (transaction price).

To the extent that the transaction price includes variable consideration, such as discounts, list price discounts, rebates, volume discounts and customer payment penalties, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing the most likely amount method. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based larngely on an assessment of the Company’s anticipated performance and all information (historical, current and forecasted) that is reasonably available.

The Company reduces revenue by estimates of potential future product returns and other allowances. Provisions for product returns and other allowances are recorded as a reduction to revenue in the period sales are recognized. The Company estimates the amount of sales returns and allowances that will eventually be incurred. Management analyzes sales programs that are in effect, contractual arrangements, market acceptance and historical trends when evaluating the adequacy of sales returns and allowance accounts.

The Company has made an accounting policy election to account for shipping and handling activities as fulfillment activities. As such the Company does not evaluate shipping and handling as promised services to its customers. See Note 10 "Segment and Geographic Information" below for a presentation of the Company's disaggregated revenue.

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

In August 2016, the FASB issued Update No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash
Receipts and Cash Payments. This new standard addresses eight specific cash flow issues related to cash receipts and cash payments with the objective of reducing the existing diversity of presentation and classification in the statement of cash flows. The new standard was effective for the Company beginning on January 1, 2019, and was applied using a retrospective transition method to each period presented. Adoption of this new guidance had no impact on the Company’s cash flows statements.

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

Net Loss Per Share

Basic and diluted net loss per share was calculated using the weighted-average number of shares of common stock outstanding during the period. The weighted average number of shares used to compute diluted net loss per share excludes any assumed exercise of stock options, any assumed issuance of common stock under restricted stock awards and units, and any assumed issuances under the employee stock purchase plan, as the effect, in each case, would be antidilutive. Common stock equivalents of 3.7 million and 3.6 million shares for the three months ended March 31, 2019 and 2018, respectively, were excluded from the calculation because of their antidilutive effect.

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

There were no amounts outstanding under the Credit Facility at March 31, 2019 or December 31, 2018. At March 31, 2019, the Company had $22.2 million of current borrowing capacity under the Credit Facility. Debt issuance costs and legal fees related to the Credit Facility totaling $0.6 million were recorded as a deferred asset and are being amortized ratably over the term of the arrangement.

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

The Credit Facility contains various customary affirmative and negative covenants, including prohibiting the Company from incurring indebtedness without the lender’s consent. The Credit Facility also includes a financial covenant that requires the Company to maintain a minimum fixed charge coverage ratio of 1.10 to 1.00 for the applicable measurement period, if the Company's Total

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Liquidity (as defined in the Credit Facility) is less than $5.0 million. The Company was in compliance with all applicable covenants at March 31, 2019.

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

4. INVESTMENTS

The amortized cost, estimated fair value and gross unrealized gains and losses on investments are shown in the table below:

	March 31, 2019
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	(Losses)
	(In thousands)
U.S. Treasury Bills	$24,895	8	$—	$24,903

	December 31, 2018
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	(Losses)
	(In thousands)
U.S. Treasury Bills	$29,803	—	$(3)	$29,800

As of March 31, 2019, the Company’s investment portfolio included 2 U.S. Treasury Bills in an unrealized loss position, as compared to 9 at December 31, 2018. There were no other-than-temporary impairments on debt securities or realized gains or losses during the three months ended March 31, 2019.

5. INVENTORIES
Inventories consisted of:

	March 31, 2019	December 31, 2018
	(In thousands)
Finished goods	$29,609	$27,589
Work in process	10,038	10,367
Raw materials	5,533	4,786
	$45,180	$42,742

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

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Property, plant and equipment balances and corresponding useful lives were as follows:

	March 31, 2019	December 31, 2018	Useful Lives
	(In thousands)
Leasehold improvement	$5,758	$5,724	Shorter of lease term or useful life
Machinery and production equipment	7,803	7,752	3-10 years
Spinal instruments and sets	23,151	23,212	5 years
Information systems and hardware	7,391	7,290	3-7 years
Furniture and fixtures	1,302	1,222	3-5 years
Construction in progress	8,438	7,013
Total	53,843	52,213
Less accumulated depreciation and amortization	(30,186)	(29,590)
Property, plant and equipment, net	$23,657	$22,623
Depreciation expenses totaled $1.1 million and $1.0 million for the three months ended March 31, 2019 and 2018, respectively. The cost of purchased instruments used to replace damaged instruments in existing sets and recorded directly to instrument replacement expense totaled $0.5 million and $0.3 million for the three months ended March 31, 2019 and 2018, respectively.

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. IDENTIFIABLE INTANGIBLE ASSETS
Identifiable intangible assets are initially recorded at fair value at the time of acquisition, generally using an income or cost approach. The Company capitalizes costs incurred to renew or extend the term of recognized intangible assets and amortizes those costs over their expected useful lives.
The components of the Company’s identifiable intangible assets were:

	March 31, 2019
	Weighted Average Life	Cost	Accumulated Amortization	Net
	(Dollars in thousands)
Product technology	12 years	$40,769	$(29,984)	$10,785
Customer relationships	12 years	56,830	(40,527)	16,303
Trademarks/brand names	—	300	(300)	—
		$97,899	$(70,811)	$27,088

	December 31, 2018
	Weighted Average Life	Cost	Accumulated Amortization	Net
	(Dollars in thousands)
Product technology	12 years	$40,769	$(29,153)	$11,616
Customer relationships	12 years	56,830	(39,734)	17,096
Trademarks/brand names	—	300	(300)	—
		$97,899	$(69,187)	$28,712

Annual amortization expense (including amounts reported in cost of goods sold) is expected to be approximately $5.8 million in 2019, $4.9 million in 2020, $4.9 million in 2021, $4.8 million in 2022, and $4.2 million in 2023. For each the three months ended March 31, 2019 and 2018, amortization expense totaled $1.6 million and included $0.8 million of amortization of product technology intangible assets that is presented within cost of goods sold.

8. FAIR VALUE MEASUREMENTS

The fair values of the Company’s assets and liabilities, including contingent consideration liabilities, are measured at fair value on a recurring basis, and are determined under the fair value categories as follows (in thousands):

	Total	Quoted Price in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2019:
Short-term investments	$24,903	$24,903	$—	$—
Total Assets
Contingent consideration liabilities- current	$533	$—	$—	$533
Contingent consideration liabilities- non-current	1,997	—	—	1,997
Total contingent consideration	$2,530	$—	$—	$2,530

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Total	Quoted Price in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2018:
Short-term investments	$29,800	$29,800	$—	$—
Total Assets
Contingent consideration liabilities- current	$129	$—	$—	$129
Contingent consideration liabilities- non-current	2,367	—	—	2,367
Total contingent consideration	$2,496	$—	$—	$2,496

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

The following table sets forth the changes in the estimated fair value of the Company’s liabilities measured on a recurring basis using significant unobservable inputs (Level 3). The loss from change in fair value of contingent milestone and royalty payments resulted from updated estimated timing of payments, probability of success rates, the passage of time, updated discount rates matched to the estimated timing of payments, actual net sales of certain products for the three months ended March 31, 2019, and estimated net sales for future royalty payment periods.

A change in estimated timing of payments, probability of success rates, or estimated net sales for future royalty payment periods would be expected to have a material impact on the fair value of contingent milestone and royalty payments.

Three Months Ended March 31, 2019:	(in thousands)
Balance as of January 1, 2019	$2,496
Contingent consideration liabilities settled	(30)
Loss from change in fair value of contingent consideration recorded in selling, general and administrative expenses	64
Fair value at March 31, 2019	$2,530

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. EQUITY AND STOCK-BASED COMPENSATION

Common Stock

In August 2016, the Company entered into an equity distribution agreement (Distribution Agreement) with Piper Jaffray & Co. (Piper Jaffray), pursuant to which the Company may offer and sell shares of its common stock in “at the market” (ATM) offerings (as defined in Rule 415 of the Securities Act of 1933, as amended) having an aggregate offering price up to $25.0 million in gross proceeds from time to time through Piper Jaffray acting as sales agent. The shares offered and sold under the Distribution Agreement are covered by a registration statement on Form S-3 that was declared effective on August 24, 2016. Under the Distribution Agreement, during the three months ended March 31, 2018, the Company sold 882,332 shares of common stock at an average price per share of $10.00 and received net proceeds of approximately $8.5 million (net of $0.3 million of offering costs), which consumed the remaining capacity under the Distribution Agreement. The Company intends to continue using the net proceeds for general corporate purposes, including sales and marketing expenditures aimed at growing its business, research and development expenditures focused on product development, and investments in inventory and spinal instruments and sets.

In May 2018, the Company entered into another equity distribution agreement with Piper Jaffray (the May 2018 Distribution Agreement), pursuant to which the Company may offer and sell shares of its common stock in ATM offerings having an aggregate offering price up to $50.0 million in gross proceeds from time to time through Piper Jaffray acting as sales agent. The shares offered and sold under the May 2018 Distribution Agreement are covered by a registration statement on Form S-3 that was declared effective on August 24, 2016. On March 1, 2019, the Company delivered written notice to Piper Jaffray, effective as of such date, to terminate the May 2018 Distribution Agreement. The Company is not subject to any termination penalties related to the termination of the May 2018 Distribution Agreement. Prior to termination, the Company had not sold, and the Company will not sell, any shares of its Common Stock pursuant to the May 2018 Distribution Agreement.

On October 11, 2018, the Company entered into an Underwriting Agreement (Underwriting Agreement) with Wells Fargo Securities, LLC, Piper Jaffray and Cantor Fitzgerald & Co. (Cantor Fitzgerald) acting as joint bookrunning managers and as representatives of the underwriters relating to the issuance and sale of 3,250,000 shares of the Company’s common stock. The price to the public in the offering was $15.50 per share, before underwriting discounts and commissions. The Company granted the underwriters an option, exercisable for 30 days, to purchase up to an additional 487,500 shares of common stock. The underwriters exercised this option and the offering closed on October 15, 2018 with the sale of 3,737,500 shares of the Company's common stock. The net proceeds to the Company from the offering were approximately $54.1 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. The Company used a portion of the net proceeds from the offering to repay all of its then-outstanding borrowings under the Credit Facility, and intends to use the remaining proceeds for general corporate purposes, including general and administrative expenses, capital expenditures and general working capital purposes.

On March 1, 2019, the Company entered into a controlled equity offering sales agreement (Sales Agreement) with Cantor Fitzgerald to sell shares of its common stock having an aggregate offering price of up to $50.0 million from time to time, through an ATM offering under which Cantor Fitzgerald will act as sales agent. The shares offered and sold under the Sales Agreement are covered by a registration statement on Form S-3 that was declared effective on August 24, 2016, and a prospectus supplement related to the ATM offering, dated March 1, 2019. The Company did not sell any shares of common stock under the Sales Agreement during the three months ended March 31, 2019. Future sales, if any, will depend on a variety of factors including, but not limited to, market conditions, the trading price of the Company's common stock and the Company's capital needs. The Company intends to use any net proceeds for general corporate purposes, including sales and marketing expenditures aimed at growing its business, research and development expenditures focused on product development, and investments in inventory and spinal instruments and sets.

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
In May 2015, the Company adopted the 2015 Incentive Award Plan, which was subsequently amended and restated with approval of the Company's stockholders. In February and March 2018, the Company's board of directors approved amendments

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

to the plan that increased the share reserve by an aggregate of 2,726,000 shares over the then-existing share reserve thereunder, subject to stockholder approval. The Company's stockholders approved both amendments on May 30, 2018 (the 2015 Incentive Award Plan, as amended and restated to date, the Restated Plan). Under the Restated Plan, the Company can grant its employees, non-employee directors and consultants incentive stock options and non-qualified stock options, restricted stock, performance stock, dividend equivalent rights, stock appreciation rights, stock payment awards and other incentive awards. The aggregate number of shares that may be issued or transferred pursuant to awards under the Restated Plan is the sum of (1) the number of shares issuable upon exercise or vesting of the number of Integra equity awards converted to the Company's equity awards under the Restated Plan as of the date of the spin-off and (2) 6,235,500 shares of its common stock in respect of awards granted under the Restated Plan. As of March 31, 2019, 1,907,128 shares were available for issuance under the Restated Plan.

In 2016, the Company established the 2016 Employment Inducement Incentive Award Plan (the 2016 Plan), a broad-based incentive plan which allows for the issuance of stock-based awards, including non-qualified stock options, restricted stock awards, performance awards, restricted stock unit awards and stock appreciation rights, to any prospective officer or other employee who has not previously been an employee or director of the Company or an affiliate or who is commencing employment with the Company or an affiliate following a bona-fide period of non-employment by the Company or an affiliate. An aggregate of 1,000,000 shares are reserved for issuance under the 2016 Plan. The Company has not awarded any shares under the 2016 Plan as of March 31, 2019. As a result of the stockholders' approval of the Restated Plan, the Company's board of directors will not grant any awards under the 2016 Plan.

In June 2018, the Company established the 2018 Employment Inducement Incentive Award Plan (the 2018 Inducement Plan). The terms of the 2018 Plan are substantially similar to the terms of the Restated Plan with three principal exceptions: (1) incentive stock options may not be granted under the 2018 Inducement Plan; (2) there are no annual limits on awards that may be issued to an individual under the 2018 Inducement Plan; and (3) awards granted under the 2018 Inducement Plan are not required to be subject to any minimum vesting period. An aggregate of 2,000,000 shares are reserved under the 2018 Inducement Plan. As of March 31, 2019, 1,933,281 shares were available for issuance under the 2018 Inducement Plan.

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
Forfeiture Rate Assumptions
Stock-based compensation expense related to all equity awards includes an estimate for forfeitures. The expected forfeiture rate of all equity-based compensation is based on historical experience of pre-vesting forfeitures on awards and options by each homogenous group of shareowners. For awards and options granted to non-executive employees, the forfeiture rate is estimated to be 13% annually for the three months ended March 31, 2019 and 15% annually for the three months ended March 31, 2018. There is no forfeiture rate applied to awards or options granted to non-employee directors or executive employees because their pre-vesting forfeitures are anticipated to be highly unlikely. As individual awards and options become fully vested, stock-based compensation expense is adjusted to recognize actual forfeitures.
Restricted Stock Awards and Restricted Stock Units
The Company expenses the fair value of restricted stock awards and of restricted stock units on an accelerated basis over the vesting period or requisite service period, whichever is shorter.

During the three months ended March 31, 2019, there were 11,840 shares of restricted stock awards granted to non-employee directors. There were no shares of restricted stock awards granted to non-employee directors during the three months ended March 31, 2018. No restricted stock units were granted to non-employee directors during the three months ended March 31, 2019 or 2018.

During the three months ended March 31, 2019 and 2018, there were 210,810 and 465,381 restricted stock units granted to employees, respectively. Of such restricted stock units granted to employees during the three months ended March 31, 2018, 341,808 were granted, in part, out of the increase to the share reserve under the Restated Plan adopted by the Company's board of directors on February 1, 2018, all of which were granted subject to stockholder approval of the Restated Plan (the Contingent RSUs). On May 30, 2018, the Company's stockholders approved the Restated Plan, and in accordance with the ASC

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

718, Compensation-Stock Compensation, the Company began recognizing the expense for the Contingent RSUs over the requisite service period. There were no shares of restricted stock awards granted to employees during the three months ended March 31, 2019 or 2018.
As of March 31, 2019, there was approximately $5.9 million of unrecognized compensation expense related to the unvested portions of restricted stock awards and of restricted stock units. This expense is expected to be recognized over a weighted-average period of approximately 1.2 years.

Stock Options

Stock option grants to employees generally have a requisite service period of four years, and stock option grants to non-employee directors generally have a requisite service period of one year. Both are subject to graded vesting. The Company records stock-based compensation expense associated with stock options on an accelerated basis over the applicable vesting period within each grant and based on their fair value at the date of grant using the Black-Scholes-Merton option pricing model. There were 434,708 and zero stock options granted during the three months ended March 31, 2019 and 2018, respectively. The following weighted-average assumptions were used in the calculation of fair value for options granted during the period indicated.

	Three months ended March 31,
	2019	2018
Expected dividend yield	0%	—
Risk-free interest rate	2.5%	—%
Expected volatility	30.3%	—
Expected term (in years)	2.9	—

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

As of March 31, 2019, there was approximately $1.6 million of unrecognized compensation expense related to unvested stock options. This expense is expected to be recognized over a weighted-average period of approximately 1.4 years.
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

The ESPP authorizes the issuance of up to 400,000 shares of common stock pursuant to purchase rights granted to employees. On November 2, 2018, the Company's board of directors approved the issuance of an additional 400,000 shares of common stock under the ESPP, subject to stockholder approval, which will be sought at the Company's 2019 annual meeting of stockholders. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended. The ESPP contains a restart feature, such that if the market price of the stock at the end of any six-month purchase period is lower than the market price at the original grant date of an offering period, that offering period will terminate after that purchase date, and a new two-year offering period will commence on the January 1 or

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

July 1 immediately following the date the original offering period terminated. This restart feature was triggered on the purchase date that occurred on December 31, 2016, such that the offering period that commenced on July 1, 2016 was terminated, and a new two-year offering period commenced on January 1, 2017 and ended on December 31, 2018. The Company applied share-based payment modification accounting to the awards that were initially valued at the grant date to determine the amount of any incremental fair value associated with the modified awards. The impact to stock-based compensation expense for modifications during the three months ended March 31, 2019 was immaterial.

No shares of common stock were purchased under the ESPP during the three months ended March 31, 2019 or 2018. The Company recognized $0.2 million and $0.1 million, respectively, in expense related to the ESPP for each of the three months ended March 31, 2019 and 2018.

The Company estimates the fair value of shares issued to employees under the ESPP using the Black-Scholes-Merton option-pricing model. The following weighted average assumptions were used in the calculation of fair value of shares under the ESPP at the grant date for the periods indicated:

	Three Months Ended March 31,
	2019	2018
Expected dividend yield	0%	0%
Risk-free interest rate	2.5%	1.8%
Expected volatility	39.0%	27.7%
Expected term (in years)	1.2	1.3

10. LEASES

The Company leases administrative, manufacturing, research, and distribution facilities and various manufacturing, office and transportation equipment through operating lease agreements.

Future minimum lease payments under the Company's operating leases at March 31, 2019 are as follows:

Payments Due by Calendar Year
(In thousands)
2019	1,600
2020	2,180
2021	2,218
2022	2,238
2023	1,564
Thereafter	4,661
Total minimum lease payments	$14,461

Total lease expense was $0.5 million for each of the three months ended March 31, 2019 and 2018.

11. INCOME TAXES
The following table summarizes the Company’s effective tax rate for the periods indicated:

	Three Months Ended March 31,
	2019	2018

Reported income tax expense rate	(0.2)%	(1.0)%

The Company recorded a provision for income tax expense for the three months ended March 31, 2019 primarily related to foreign and state operations.

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Segment Reporting

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

The following table disaggregates revenue by major sales channel for each of the periods presented (in thousands):

Three Months Ended March 31, 2019	United States	International	Total

Orthobiologics	$17,038	$1,988	$19,026
Spinal implants	14,947	2,177	17,124
Total revenue, net	$31,985	$4,165	$36,150

Three Months Ended March 31, 2018	United States	International	Total

Orthobiologics	$15,837	$2,179	$18,016
Spinal implants	13,701	1,458	15,159
Total revenue, net	$29,538	$3,637	$33,175

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
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). The matters discussed in these forward-looking statements are subject to risk and uncertainties that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. Such risks and uncertainties may also give rise to future claims and increase exposure to contingent liabilities. Please see the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2018 (the 2018 10-K) for a discussion of the uncertainties, risks and assumptions associated with these statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
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

•	the risk of supply shortages, including our dependence on a limited number of third-party suppliers for components and raw materials;

•	our ability to manage timelines and costs related to manufacturing our products;

•	our ability to obtain additional debt and equity financing to fund capital expenditures and working capital requirements and acquisitions;

•	our ability to complete acquisitions, integrate operations post-acquisition and maintain relationships with customers of acquired entities;

•	our ability to support the safety and efficacy of our products with long-term clinical data;

•	existing and future regulations affecting our business, both in the United States and internationally, and enforcement of those regulations;

•	our ability to protect our intellectual property, including unpatented trade secrets, and to operate without infringing or misappropriating the proprietary rights of others;

•	general economic and business conditions, in both domestic and international markets; and

•	other risk factors described in the section entitled “Risk Factors” of the 2018 10-K.

These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements included in this report.
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
Intangible Amortization
Our intangible amortization, including the amounts reported in cost of goods sold, consists of acquisition-related amortization. We expect total annual amortization expense (including amounts reported in cost of goods sold) to be approximately $5.8 million in 2019, $4.9 million in 2020, $4.9 million in 2021, $4.8 million in 2022 and $4.2 million in 2023.

RESULTS OF OPERATIONS

	Three Months Ended March 31,		2019 vs. 2018
(In thousands, except percentages)	2019	2018	% Change
Total revenue, net	$36,150	$33,175	9.0%
Cost of goods sold	13,579	12,179	11.5%
Gross profit	22,571	20,996	7.5%
Gross margin	62.4%	63.3%
Operating expenses:
Selling, general and administrative	27,308	24,467	11.6%
Research and development	3,512	2,789	25.9%
Intangible amortization	792	792	—%
Total operating expenses	31,612	28,048	12.7%
Operating loss	(9,041)	(7,052)	28.2%
Other income, net	73	20	265.0%
Loss before income taxes	(8,968)	(7,032)	27.5%
Provision for income taxes	21	73	(71.2)%
Net loss	$(8,989)	$(7,105)	26.5%

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
Revenue
Total revenue, net for the three months ended March 31, 2019 was $36.2 million, an increase of 9.0% compared to the same period in 2018.

	Three Months Ended March 31,		2019 vs. 2018
	2019	2018	% Change
	(In thousands)
Orthobiologics	$19,026	$18,016	5.6%
United States	17,038	15,837	7.6%
International	1,988	2,179	(8.8)%

Spinal Implants	$17,124	$15,159	13.0%
United States	14,947	13,701	9.1%
International	2,177	1,458	49.3%

Total revenue, net	$36,150	$33,175	9.0%

	Three Months Ended March 31,		2019 vs. 2018
	2019	2018	% Change
	(In thousands)
United States	$31,985	$29,538	8.3%
International	4,165	3,637	14.5%
Total revenue, net	$36,150	$33,175	9.0%
Revenue from orthobiologics sales totaled $19.0 million for the three months ended March 31, 2019, an increase of $1.0 million, from the same period in 2018. Revenue from orthobiologics sales in the United States increased $1.2 million for the three months ended March 31, 2019 compared to the same period in 2018 and was driven primarily by recently launched demineralized bone matrix (DBM) products. The growth in DBM product revenue was partially offset by continuing sales declines in our collagen ceramic matrix product line. Revenue from orthobiologics sales internationally, which can be volatile from quarter to quarter because of irregular ordering patterns from our stocking distributors, decreased $0.2 million for the three months ended March 31, 2019 compared to the same period in 2018.
Revenue from spinal implant sales totaled $17.1 million for the three months ended March 31, 2019, an increase of $2.0 million, from the same period in 2018. Revenue from spinal implant sales in the United States increased $1.2 million for the three months ended March 31, 2019 compared to the same period in 2018, primarily due to the revenue growth contributed by recently launched products. Spinal implant surgery case volumes increased by approximately 15%, but were somewhat offset by low-single digit price declines and procedural mix. Revenue from spinal implant sales internationally, which can be volatile from quarter to quarter because of irregular ordering patterns from our stocking distributors, increased $0.7 million for the three months ended March 31, 2019 compared to the same period in 2018. Revenue growth was led by replenishment orders from our distributors in Australia and Europe.
Cost of Goods Sold and Gross Margin
Cost of goods sold increased $1.4 million, to $13.6 million for the three months ended March 31, 2019, compared to the same period in 2018. Gross margin was 62.4% for the three months ended March 31, 2019, compared to 63.3% for the same period in 2018. The decrease in gross margin was primarily driven by higher inventory losses and manufacturing costs for our orthobiologics.
Cost of goods sold included $0.8 million of amortization for product technology intangible assets, for each of the three months ended March 31, 2019 and 2018.

Selling, General and Administrative
SG&A expenses increased $2.8 million to $27.3 million for the three months ended March 31, 2019 compared to the same period in 2018. The increase was mainly driven by higher sales commission expense due to increased revenue, higher stock-based compensation due to the value of the Contingent RSUs granted in the prior year not being expensed until after stockholder approval in May 2018 (see Note 9 "Equity and Stock-Based Compensation" to the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this report) and increased salaries and wages.
Research and Development
R&D expenses increased $0.7 million to $3.5 million, or 9.7% of revenue, for the three months ended March 31, 2019 compared to the same period in 2018. The increase was primarily driven by increased stock-based compensation expenses and salaries and wages, as we upgraded and expanded the breadth and capacity of our product development teams, and higher costs related to clinical studies.
Intangible Amortization
Intangible amortization expense, excluding the amounts reported in cost of goods sold for product technology intangible assets, remained consistent at $0.8 million for both the three months ended March 31, 2019 and 2018.

Income Taxes

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Loss before income taxes	$(8,968)	$(7,032)
Provision for income taxes	21	73
Effective tax rate	(0.2)%	(1.0)%

We reported income tax expense for the three months ended March 31, 2019 primarily related to foreign and state operations.

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
Loss before income taxes includes the following special charges for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Special Charge:	(In thousands)
Loss from change in fair value of contingent consideration liabilities(1)	$64	$74
Total Special Charges	$64	$74
(1) Relates to the net decrease in the fair value of contingent liabilities associated with the NLT acquisition.
The items reported above are reflected in the consolidated statements of operations as follows:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Selling, general and administrative	$64	$74
Total Special Charges	$64	$74

Liquidity and Capital Resources
Overview

As of March 31, 2019, we had cash, cash equivalents and investments totaling approximately $45.0 million, and $22.2 million of current borrowing capacity was available under our credit facility. We believe that our cash, cash equivalents and investments on hand and the amount currently available to us under our credit facility will be sufficient to fund our operations for at least the next twelve months.

Credit Facility

We have a $30.0 million credit facility with Wells Fargo Bank, National Association which matures in July 2021, subject to a one-time, one-year extension at our election. In addition, at any time through July 27, 2020, we may increase the borrowing limit by up to an additional $10.0 million, subject to us having sufficient amounts of eligible accounts receivable and inventory and to customary conditions precedent, including obtaining the commitment of lenders to provide such additional amount. At March 31, 2019, we had no outstanding borrowings under the credit facility. The borrowing capacity under the credit facility is determined monthly and is based on the amount of our eligible accounts receivable and inventory balances and qualified cash (as defined in the credit facility). Depending on the extent to which our eligible accounts receivable and inventory balances increase, our borrowing capacity could increase by as much as an additional $4.3 million from the $22.2 million available as of March 31, 2019 before we are required to maintain the minimum fixed charge coverage ratio as discussed below. The credit facility contains various customary affirmative and negative covenants, including prohibiting us from incurring indebtedness without the lender’s consent. Under the terms of the credit facility, if our Total Liquidity (as defined in the credit facility) is less than $5.0 million, we are required to maintain a minimum fixed charge coverage ratio of 1.10 to 1.00 for the applicable measurement period. Our Total Liquidity was $63.4 million at March 31, 2019, and therefore that financial covenant was not applicable at that time.

Business Combinations

In August 2016, we entered into an asset purchase agreement with NLT to acquire certain of the assets of NLT’s medical device business related to the expandable interbody medical devices. We made an up-front cash payment of $1.0 million in connection with the initial closing in September 2016 and issued 350,000 shares of our common stock in January 2017 as contingent closing consideration. At March 31, 2019, we recorded a $1.6 million liability representing the estimated fair value of future contingent milestone payments related to the achievement of certain commercial milestones, which we anticipate will become payable at varying times between 2020 and 2025, and a $0.9 million liability representing the estimated fair value of future contingent royalty payments based on percentages of our future net sales of certain of the products and technology we acquired, which we anticipate will become payable at varying times between 2019 and 2030. The contingent milestone payments, if any, are payable in cash or in shares of our common stock, at our election. The contingent royalty payments are payable in cash.

At the Market Program

In August 2016, we entered into an equity distribution agreement (Distribution Agreement) with Piper Jaffray & Co. (Piper Jaffray), pursuant to which we may offer and sell shares of our common stock in “at the market” (ATM) offerings (as defined in Rule 415 of the Securities Act of 1933, as amended) having an aggregate offering price up to $25.0 million in gross proceeds from time to time through Piper Jaffray acting as sales agent. The shares offered and sold under the Distribution Agreement are covered by a registration statement on Form S-3 that was declared effective on August 24, 2016. Under the Distribution Agreement, during the three months ended March 31, 2018, we sold 882,332 shares of common stock at an average price per share of $10.00 and received net proceeds of approximately $8.5 million (net of $0.3 million of offering costs) which consumed the $25.0 million in capacity under the Distribution Agreement.

In May 2018, we entered into another equity distribution agreement with Piper Jaffray (the May 2018 Distribution Agreement), pursuant to which we may offer and sell shares of our common stock in ATM offerings having an aggregate offering price up to $50.0 million in gross proceeds from time to time through Piper Jaffray acting as sales agent. The shares offered and sold under the May 2018 Distribution Agreement are covered by a registration statement on Form S-3 that was declared effective on August 24, 2016. On March 1, 2019, we delivered written notice to Piper Jaffray, effective as of such date, to terminate the May 2018 Distribution Agreement. We are not subject to any termination penalties related to the termination of the May 2018 Distribution Agreement. Prior to termination, we had not sold, and we will not sell, any shares of our common stock pursuant to the May 2018 Distribution Agreement.

On March 1, 2019, we entered into a controlled equity offering sales agreement (Sales Agreement) with Cantor Fitzgerald & Co. (Cantor Fitzgerald) to sell shares of our common stock having an aggregate offering price of up to $50.0 million from time to time, through an ATM offering under which Cantor Fitzgerald will act as sales agent. The shares offered and sold under the Sales Agreement are covered by a registration statement on Form S-3 that was declared effective on August 24, 2016, and a prospectus supplement related to the ATM offering, dated March 1, 2019. We did not sell any shares of common stock under the Sales Agreement during the three months ended March 31, 2019. Future sales, if any, will depend on a variety of factors including, but not limited to, market conditions, the trading price of our common stock and our capital needs. We intend to use any net proceeds for general corporate purposes, including sales and marketing expenditures aimed at growing our business, research and development expenditures focused on product development, and investments in inventory and spinal instruments and sets.

Underwritten Offering

On October 11, 2018, we entered into an Underwriting Agreement (Underwriting Agreement) with Wells Fargo Securities, LLC, Piper Jaffray and Cantor Fitzgerald acting as joint bookrunning managers and as representatives of the underwriters relating to the issuance and sale of 3,250,000 shares of our common stock. The price to the public in the offering was $15.50 per share, before underwriting discounts and commissions. We granted the underwriters an option, exercisable for 30 days, to purchase up to an additional 487,500 shares of common stock. The underwriters exercised this option and the offering closed on October 15, 2018 with the sale of 3,737,500 shares of our common stock. The net proceeds from the offering were approximately $54.1 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by us. We used a portion of the net proceeds from this offering to repay all of our then outstanding borrowings under our Wells Fargo credit facility, and we intend to use the remaining proceeds for general corporate purposes, including general and administrative expenses, capital expenditures and general working capital purposes.

Cash and Cash Equivalents
We had cash and cash equivalents totaling approximately $20.1 million and $24.2 million at March 31, 2019 and December 31, 2018, respectively.
Cash Flows

	Three Months Ended March 31,		2019 vs. 2018
	2019	2018	% Change
	(In thousands)
Net cash used in operating activities	$(5,173)	$(4,646)	11.3%
Net cash provided by (used in) investing activities	2,792	(1,691)	(265.1)%
Net cash (used in) provided by financing activities	(1,736)	7,963	(121.8)%
Effect of exchange rate changes on cash and cash equivalents	(64)	56	(214.3)%
Net change in cash and cash equivalents	$(4,181)	$1,682	(348.6)%

Net Cash Flows Used in Operating Activities
Net cash used in operating activities for the three months ended March 31, 2019 increased by $0.5 million compared to the same period in 2018. The increase was primarily due to higher performance incentive bonuses paid in 2019 compared to the 2018 period, and increased inventory purchases which increased operating cash outflows compared to the 2018 period. These changes were partially offset by an increase in accounts payable.
Net Cash Flows Provided by (Used in) Investing Activities
Net cash provided by investing activities was $2.8 million for the three months ended March 31, 2019 compared to net cash used in investing activities of $1.7 million for the same period in 2018. The increase was primarily due to maturities of our U.S. Treasury Bills, somewhat offset by larger investments in spinal instruments and sets to support recent spinal implant product launches.
Net Cash Flows (Used in) Provided by Financing Activities
Net cash used in financing activities was $1.7 million for the three months ended March 31, 2019 and was comprised primarily of $1.8 million of cash for tax payments we made on our employees' behalf for shares we withheld from such employees on the vesting of restricted stock awards to cover statutory tax withholding requirements. Net cash provided by financing activities was $8.0 million for the three months ended March 31, 2018 and was comprised primarily of $8.5 million of net proceeds from the sale of shares of our common stock under the ATM equity offering program.
Off-Balance Sheet Arrangements
There were no off-balance sheet arrangements as of March 31, 2019 that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our business.

Contractual Obligations and Commitments

There have been no material changes outside the ordinary course of our business to the contractual obligations disclosed in the 2018 10-K.

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

Note 2, “Summary of Significant Accounting Policies” to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report and included in Part II, Item 8 of the 2018 10-K describe the significant accounting policies and estimates used in the preparation of our condensed consolidated financial statements. Those policies and estimates disclosed in the 2018 10-K have not materially changed.
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

ITEM 1A. RISK FACTORS
The risk factors described in the 2018 10-K have not materially changed.

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

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs

January 1 - January 31	100,515	$18.11	—	—
February 1 - February 28	667	$15.33	—	—
March 1 - March 31	569	$15.32	—	—

(1)	These shares were surrendered to the Company to satisfy tax withholdings obligations in connection with the vesting of restricted stock awards.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1*	Letter Agreement, dated July 5, 2015, between SeaSpine Holdings Corporation and Tyler Lipschultz

10.2 (1)	Controlled Equity OfferingSM Sales Agreement, dated March 1, 2019, by and between SeaSpine Holdings Corporation and Cantor Fitzgerald & Co.

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*†	XBRL Instance Document

101.SCH*†	XBRL Taxonomy Extension Schema Document

101.CAL*†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*†	XBRL Definition Linkbase Document

101.LAB*†	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*†	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
(1)	Incorporated by reference from the registrant's current report on Form 8-K filed on March 1, 2019

**
These certifications are being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation by reference language in such filing.

† The financial information of SeaSpine Holdings Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 filed on May 1, 2019 formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Loss, (iii) the Condensed Consolidated Balance Sheets, (iv) Parenthetical Data to the Condensed Consolidated Balance Sheets, (v) the Condensed Consolidated Statements of Cash Flows, (vi) the Condensed Consolidated Statements of Equity, and (vii) Notes to Unaudited Condensed Consolidated Financial Statements, is furnished electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEASPINE HOLDINGS CORPORATION

Date:	May 1, 2019	/s/ Keith C. Valentine
Keith C. Valentine
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 1, 2019	/s/ John J. Bostjancic
John J. Bostjancic
Chief Financial Officer
(Principal Financial Officer)