Form 10-Q
period 2019-06-30
SeaSpine Holdings Corp
filed 2019-08-01
CIK 1637761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019
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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of July 26, 2019 was 19,055,007.

SEASPINE HOLDINGS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SEASPINE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Total revenue, net	$39,306	$36,409	$75,456	$69,584
Cost of goods sold	14,317	14,560	27,896	26,739
Gross profit	24,989	21,849	47,560	42,845
Operating expenses:
Selling, general and administrative	27,608	25,432	54,916	49,899
Research and development	3,587	2,791	7,099	5,580
Intangible amortization	793	792	1,585	1,584
Impairment of intangible assets	4,993	—	4,993	—
Total operating expenses	36,981	29,015	68,593	57,063
Operating loss	(11,992)	(7,166)	(21,033)	(14,218)
Other (expense) income, net	(25)	(157)	48	(137)
Loss before income taxes	(12,017)	(7,323)	(20,985)	(14,355)
Provision for income taxes	19	38	40	111
Net loss	$(12,036)	$(7,361)	$(21,025)	$(14,466)
Net loss per share, basic and diluted	$(0.64)	$(0.50)	$(1.11)	$(1.01)
Weighted average shares used to compute basic and diluted net loss per share	18,917	14,590	18,894	14,339

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEASPINE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(12,036)	$(7,361)	$(21,025)	$(14,466)
Other comprehensive (loss) income
Foreign currency translation adjustments	108	(421)	(61)	(181)
Unrealized gain on investments	3	—	14	—
Comprehensive loss	$(11,925)	$(7,782)	$(21,072)	$(14,647)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEASPINE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except par value data)

	June 30, 2019	December 31, 2018

ASSETS
Current assets:
Cash and cash equivalents	$21,463	$24,233
Short-term investments	14,973	29,800
Trade accounts receivable, net of allowances of $302 and $850	23,077	20,335
Inventories, net	46,905	42,742
Prepaid expenses and other current assets	3,057	2,948
Total current assets	109,475	120,058
Property, plant and equipment, net	25,963	22,623
Intangible assets, net	20,588	28,712
Other assets	887	949
Total assets	$156,913	$172,342
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable, trade	$13,325	$9,214
Accrued compensation	4,990	7,900
Accrued commissions	6,204	5,451
Contingent consideration liabilities	747	129
Other accrued expenses and current liabilities	5,177	3,852
Total current liabilities	30,443	26,546
Contingent consideration liabilities, net of current portion	1,187	2,367
Other liabilities	1,368	1,344
Total liabilities	32,998	30,257

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value; 15,000 authorized; no shares issued and outstanding at June 30, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value; 60,000 authorized; 19,036 and 18,669 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	191	187
Additional paid-in capital	279,994	277,096
Accumulated other comprehensive income	1,555	1,602
Accumulated deficit	(157,825)	(136,800)
Total stockholders' equity	123,915	142,085
Total liabilities and stockholders' equity	$156,913	$172,342

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEASPINE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2019	2018
OPERATING ACTIVITIES:
Net loss	$(21,025)	$(14,466)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,456	5,269
Instrument replacement expense	986	920
Impairment of intangible assets	4,993	—
Impairment of spinal instruments	30	—
Provision for excess and obsolete inventories	1,329	1,522
Amortization of debt issuance costs	38	69
Deferred income tax provision	14	63
Stock-based compensation	3,917	1,778
Gain from change in fair value of contingent consideration liabilities	(506)	(717)
Changes in assets and liabilities:
Accounts receivable	(2,787)	865
Inventories	(4,716)	(2,077)
Prepaid expenses and other current assets	682	(364)
Other non-current assets	(2)	(112)
Accounts payable	1,871	2,643
Accrued commissions	754	(620)
Other accrued expenses and current liabilities	(2,897)	(1,715)
Other non-current liabilities	100	157
Net cash used in operating activities	(11,763)	(6,785)
INVESTING ACTIVITIES:
Purchases of property and equipment	(4,900)	(3,402)
Maturities of short-term investments	15,000	—
Net cash provided by (used in) investing activities	10,100	(3,402)
FINANCING ACTIVITIES:
Borrowings under credit facility	—	4,000
Proceeds from issuance of common stock, net of offering costs- ATM transactions	—	8,514
Proceeds from issuance of common stock- employee stock purchase plan	671	546
Proceeds from exercise of stock options	219	250
Repurchases of common stock for income tax withheld upon vesting of restricted stock awards and restricted stock units	(1,908)	(532)
Payment of contingent consideration liabilities in connection with acquisition of business	(56)	(67)
Net cash (used in) provided by financing activities	(1,074)	12,711
Effect of exchange rate changes on cash and cash equivalents	(33)	(49)
Net change in cash and cash equivalents	(2,770)	2,475
Cash and cash equivalents at beginning of period	24,233	10,788
Cash and cash equivalents at end of period	$21,463	$13,263
Supplemental cash flow information:
Interest Paid	$76	$70
Income Taxes Paid	$88	$118
Non-cash investing activities:
Property and equipment in liabilities	$3,604	$1,564

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEASPINE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands)

	Common Stock		Additional	Accumulated Other		Total
	Number of		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance December 31, 2018	18,669	$187	$277,096	$1,602	$(136,800)	$142,085
Net loss	—	—	—		(8,989)	(8,989)
Foreign currency translation adjustment	—	—	—	(169)	—	(169)
Unrealized gain on short-term investments	—	—	—	11	—	11
Restricted stock issued	216	2	—	—	—	2
Issuance of common stock - exercise of stock options	11	—	143	—	—	143
Repurchases of common stock for income tax withheld upon vesting of restricted stock awards and restricted stock units	—	—	(1,851)	—	—	(1,851)
Stock-based compensation	—	—	1,947	—	—	1,947
Balance March 31, 2019	18,896	189	277,335	1,444	(145,789)	133,179
Net loss	—	—	—	—	(12,036)	(12,036)
Foreign currency translation adjustment	—	—	—	108	—	108
Unrealized gain on short-term investments	—	—	—	3	—	3
Restricted stock issued	71	1	—	—	—	1
Issuance of common stock under employee stock purchase plan	64	1	670	—	—	671
Issuance of common stock- exercise of stock options	5	—	76	—	—	76
Repurchases of common stock for income tax withheld upon vesting of restricted stock awards and restricted stock units	—	—	(57)	—	—	(57)
Stock-based compensation	—	—	1,970	—	—	1,970
Balance June 30, 2019	19,036	$191	$279,994	$1,555	$(157,825)	$123,915

	Common Stock		Additional	Accumulated Other		Total
	Number of		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance December 31, 2017	13,508	$135	$206,844	$1,950	$(103,276)	$105,653
Net loss	—	—	—	—	(7,105)	(7,105)
Foreign currency translation adjustment	—	—	—	240	—	240
Issuance of common stock upon vesting of restricted stock units	147	2	—	—	—	2
Issuance of common stock, net of offering costs- ATM transactions	882	9	8,505	—	—	8,514
Repurchases of common stock for income tax withheld upon vesting of restricted stock awards and restricted stock units	(2)	—	(514)	—	—	(514)
Stock-based compensation	—	—	835	—	—	835
Balance March 31, 2018	14,535	146	215,670	2,190	(110,381)	107,625
Net loss	—	—	—	—	(7,361)	(7,361)
Foreign currency translation adjustment	—	—	—	(421)	—	(421)
Issuance of common stock upon vesting of restricted stock units	99	—	—	—	—	—

Issuance of common stock under employee stock purchase plan	81	1	545	—	—	546
Issuance of common stock- exercise of stock options	20	—	250	—	—	250
Repurchases of common stock for income tax withheld upon vesting of restricted stock awards and restricted stock units	—	—	(20)	—	—	(20)
Stock-based compensation	—	—	943	—	—	943
Balance June 30, 2018	14,735	$147	$217,388	$1,769	$(117,742)	$101,562

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
The Company’s financial statements are presented on a consolidated basis. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. The unaudited interim condensed consolidated financial statements do not include all information and disclosures required by GAAP for annual audited financial statements and should be read with the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K filed with the SEC. In the opinion of management, the unaudited interim condensed consolidated financial statements included in this report have been prepared on the same basis as the Company's audited consolidated financial statements and include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations, cash flows, and statement of equity for periods presented. The results for the three and six months ended June 30, 2019 are not necessarily indicative of the results expected for the full year. The condensed consolidated balance sheet as of December 31, 2018 was derived from the audited consolidated financial statements for the year ended December 31, 2018.

The SEC adopted amendments to the definition of “smaller reporting company” that became effective in September 2018. Under the new definition, generally, a company qualifies as a smaller reporting company if it has a public float of less than $250 million as of the last business day of its second fiscal quarter. If a company qualifies as a smaller reporting company on that date, it may elect to reflect that determination and use the smaller reporting company scaled disclosure accommodations in its subsequent SEC filings. The Company's public float as of June 30, 2019, the last business day of its most recent second fiscal quarter, was less than $250 million, and as such, the Company qualifies as a smaller reporting company and is following certain of the scaled disclosure accommodations. The Company will measure its public float as of June 30th every year and will continue to qualify as a smaller reporting company until its public float is $250 million or more as of such date.
Concentration of Risk

Integra and PcoMed, LLC (PcoMed) entered into a Supply Agreement on May 15, 2013 (Supply Agreement), which was subsequently assigned to the Company by Integra on May 21, 2015. For the six months ending June 30, 2019, the sales of products incorporating the NanoMetalene® technology licensed and supplied to the Company pursuant to the Supply Agreement exceeded 10% of the Company's revenue.

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

In April 2019, the FASB issued Update No. 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. This Update includes several amendments to the Codification intended to clarify, improve, or correct errors in the Codification. Some amendments do not require transition guidance and are effective upon issuance. The amendments requiring transition guidance will be effective for the Company beginning on January 1, 2020. The Company is evaluating the impact of this standard on its consolidated financial statements.

Recently Adopted Accounting Standards

In May 2014, the FASB issued Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). The new standard provides a five-step approach to be applied to all contracts with customers. The new standard also requires expanded disclosure about revenue recognition. The new standard as amended by ASU 2015-14, ASU 2016-10 and ASU 2016-12, was effective for the Company beginning on January 1, 2019. The Company performed an assessment of the impact of this new standard on its consolidated financial statements. In assessing the impact, the Company outlined all revenue streams, and considered the five steps outlined in the standard for product sales, from which substantially all the Company's revenue is generated. The Company analyzed the impact of this new standard on all revenue streams and on all contracts with customers, including by reviewing contracts and current accounting policies and practices to identify differences that would result from applying the requirements under the new standard. The Company adopted the new standard using the modified retrospective method under which the cumulative effect of initially applying the new guidance to open contracts as of December 31, 2018 is recognized as an adjustment to the opening balance of retained earnings as of January 1, 2019. The timing of revenue recognition under the new standard is not materially different from the Company's previous revenue recognition policy. As a result of the Company's adoption of the new standard, the Company reclassed its sales return reserve from accounts receivable to a refund liability account within other current liabilities. As of June 30, 2019, the Company's refund liability was $0.4 million. Based on the Company’s analysis of open contracts as of December 31, 2018, the cumulative effect of applying the new standard is not material.

Revenue Recognition Policy Under Topic 606

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

To the extent that the transaction price includes variable consideration, such as discounts, list price discounts, rebates, volume discounts and customer payment penalties, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing the most likely amount method. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of the Company’s anticipated performance and all information (historical, current and forecasted) that is reasonably available.

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company reduces revenue by estimates of potential future product returns and other allowances. Provisions for product returns and other allowances are recorded as a reduction to revenue in the period sales are recognized. The Company estimates the amount of sales returns and allowances that will eventually be incurred. Certain contracts with stocking distributors contain provisions requiring the Company to repurchase inventory upon termination of the contract or discontinuation of a product line. Included in the sales returns reserve within other current liabilities is an estimate of repurchases that are likely to be made under these provisions. Management analyzes sales programs that are in effect, contractual arrangements, market acceptance and historical trends when evaluating the adequacy of sales returns and allowance accounts.

The Company has made an accounting policy election to account for shipping and handling activities as fulfillment activities. As such the Company does not evaluate shipping and handling as promised services to its customers. See Note 13 "Segment and Geographic Information" below for a presentation of the Company's disaggregated revenue.

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

Net Loss Per Share

Basic and diluted net loss per share was calculated using the weighted-average number of shares of common stock outstanding during the period. The weighted average number of shares used to compute diluted net loss per share excludes any assumed exercise of stock options, any assumed issuance of common stock under restricted stock awards and units, and any assumed issuances under the employee stock purchase plan, as the effect, in each case, would be antidilutive. Common stock equivalents of 3.7 million and 3.5 million shares for the six months ended June 30, 2019 and 2018, respectively, were excluded from the calculation because of their antidilutive effect.

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

There were no amounts outstanding under the Credit Facility at June 30, 2019 or December 31, 2018. At June 30, 2019, the Company had $25.4 million of current borrowing capacity under the Credit Facility. Debt issuance costs and legal fees related to the Credit Facility totaling $0.6 million were recorded as a deferred asset and are being amortized ratably over the term of the arrangement.

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

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The Credit Facility contains various customary affirmative and negative covenants, including prohibiting the Company from incurring indebtedness without the lender’s consent. The Credit Facility also includes a financial covenant that requires the Company to maintain a minimum fixed charge coverage ratio of 1.10 to 1.00 for the applicable measurement period, if the Company's Total Liquidity (as defined in the Credit Facility) is less than $5.0 million. The Company was in compliance with all applicable covenants at June 30, 2019.

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

4. INVESTMENTS

The amortized cost, estimated fair value and gross unrealized gains and losses on investments are shown in the table below:

	June 30, 2019
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	(Losses)
	(In thousands)
U.S. Treasury Bills	$14,962	11	$—	$14,973

	December 31, 2018
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	(Losses)
	(In thousands)
U.S. Treasury Bills	$29,803	—	$(3)	$29,800

As of June 30, 2019, the Company’s investment portfolio included zero U.S. Treasury Bills in an unrealized loss position, as compared to 9 at December 31, 2018. There were no other-than-temporary impairments on debt securities or realized gains or losses during the three and six months ended June 30, 2019.

5. INVENTORIES
Inventories consisted of:

	June 30, 2019	December 31, 2018
	(In thousands)
Finished goods	$28,347	$27,589
Work in process	13,039	10,367
Raw materials	5,519	4,786
	$46,905	$42,742

6. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are stated at historical cost less accumulated depreciation and any impairment charges. The Company provides for depreciation using the straight-line method over the estimated useful lives of the assets. Leasehold

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Property, plant and equipment balances and corresponding useful lives were as follows:

	June 30, 2019	December 31, 2018	Useful Lives
	(In thousands)
Leasehold improvement	$5,768	$5,724	Shorter of lease term or useful life
Machinery and production equipment	7,869	7,752	3-10 years
Spinal instruments and sets	24,035	23,212	5 years
Information systems and hardware	7,475	7,290	3-7 years
Furniture and fixtures	1,335	1,222	3-5 years
Construction in progress	10,846	7,013
Total	57,328	52,213
Less accumulated depreciation and amortization	(31,365)	(29,590)
Property, plant and equipment, net	$25,963	$22,623
Depreciation expenses totaled $1.2 million and $1.0 million for the three months ended June 30, 2019 and 2018, respectively, and $2.3 million and $2.0 million for the six months ended June 30, 2019 and 2018, respectively. The cost of purchased instruments used to replace damaged instruments in existing sets and recorded directly to instrument replacement expense totaled $0.4 million and $0.6 million for the three months ended June 30, 2019 and 2018, respectively, and $1.0 million and $0.9 million for the six months ended June 30, 2019 and 2018, respectively.

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

The Company shifted its commercialization strategy with respect to the product technologies it acquired from NLT (as defined below) due to market trend factors, new features necessary to be competitive, and more cost-effective internal development initiatives and the Company's estimated net sales associated with those product technologies decreased. Accordingly, the Company evaluated the ongoing value of the product technology intangible assets associated with the acquisition of these assets. Based on this evaluation, the Company determined that intangible assets with a carrying amount of $6.8 million were no longer recoverable and were impaired, and the Company wrote those intangible assets down to their estimated fair value of $1.8 million. Significant estimates used in determining the estimated fair value include measurements estimating cash flows and determining the appropriate discount rate, which are considered Level 3 inputs, as defined using the fair value concepts defined in ASC 820.
The components of the Company’s identifiable intangible assets were:

	June 30, 2019
	Weighted Average Life	Cost	Accumulated Amortization	Net
	(Dollars in thousands)
Product technology	10 years	$33,309	$(28,232)	$5,077
Customer relationships	12 years	56,830	(41,319)	15,511
Trademarks/brand names	—	300	(300)	—
		$90,439	$(69,851)	$20,588

	December 31, 2018
	Weighted Average Life	Cost	Accumulated Amortization	Net
	(Dollars in thousands)
Product technology	12 years	$40,769	$(29,153)	$11,616
Customer relationships	12 years	56,830	(39,734)	17,096
Trademarks/brand names	—	300	(300)	—
		$97,899	$(69,187)	$28,712

Annual amortization expense (including amounts reported in cost of goods sold) is expected to be approximately $5.4 million in 2019, $4.3 million in 2020, $4.3 million in 2021, $4.1 million in 2022, and $3.5 million in 2023. For the three months ended June 30, 2019 and 2018, amortization expense totaled $1.5 million and $1.6 million, respectively, and included $0.7 million and $0.8 million, respectively, of amortization of product technology intangible assets that is presented within cost of goods sold. Amortization expense totaled $3.1 million and $3.2 million for the six months ended June 30, 2019 and 2018, respectively, and included $1.5 million and $1.7 million, respectively, of amortization of product technology intangible assets that is presented within cost of goods sold.

8. FAIR VALUE MEASUREMENTS

The fair values of the Company’s assets and liabilities, including contingent consideration liabilities, are measured at fair value on a recurring basis, and are determined under the fair value categories as follows (in thousands):

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Total	Quoted Price in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2019:
Short-term investments	$14,973	$14,973	$—	$—
Total Assets
Contingent consideration liabilities- current	$747	$—	$—	$747
Contingent consideration liabilities- non-current	1,187	—	—	1,187
Total contingent consideration	$1,934	$—	$—	$1,934

	Total	Quoted Price in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2018:
Short-term investments	$29,800	$29,800	$—	$—
Total Assets
Contingent consideration liabilities- current	$129	$—	$—	$129
Contingent consideration liabilities- non-current	2,367	—	—	2,367
Total contingent consideration	$2,496	$—	$—	$2,496

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

The following table sets forth the changes in the estimated fair value of the Company’s liabilities measured on a recurring basis using significant unobservable inputs (Level 3). The loss from change in fair value of contingent milestone and royalty payments resulted from updated estimated timing of payments, probability of success rates, the passage of time, updated discount rates matched to the estimated timing of payments, actual net sales of certain products for the six months ended June 30, 2019, and estimated net sales for future royalty payment periods.

A change in estimated timing of payments, probability of success rates, or estimated net sales for future royalty payment periods would be expected to have a material impact on the fair value of contingent milestone and royalty payments.

Three Months Ended June 30, 2019:	(in thousands)
Balance as of March 31, 2019	$2,530
Contingent consideration liabilities settled	(26)
Gain from change in fair value of contingent consideration recorded in selling, general and administrative expenses	(570)
Fair value at June 30, 2019	$1,934

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Six Months Ended June 30, 2019:	(in thousands)
Balance as of January 1, 2019	$2,496
Contingent consideration liabilities settled	(56)
Gain from change in fair value of contingent consideration recorded in selling, general and administrative expenses	(506)
Fair value at June 30, 2019	$1,934

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

On March 1, 2019, the Company entered into a controlled equity offering sales agreement (Sales Agreement) with Cantor Fitzgerald to sell shares of its common stock having an aggregate offering price of up to $50.0 million from time to time, through an ATM offering under which Cantor Fitzgerald will act as sales agent. The shares offered and sold under the Sales Agreement are covered by a registration statement on Form S-3 that was declared effective on August 24, 2016, and a prospectus supplement related to the ATM offering, dated March 1, 2019. The Company did not sell any shares of common stock under the Sales Agreement during the six months ended June 30, 2019. Future sales, if any, will depend on a variety of factors including, but not limited to, market conditions, the trading price of the Company's common stock and the Company's capital needs. The Company intends to use any net proceeds for general corporate purposes, including sales and marketing expenditures aimed at growing its business, research and development expenditures focused on product development, and investments in inventory and spinal instruments and sets.

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
In May 2015, the Company adopted the 2015 Incentive Award Plan, which was subsequently amended and restated with approval of the Company's stockholders. In February and March 2018, the Company's board of directors approved amendments

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

to the plan that increased the share reserve by an aggregate of 2,726,000 shares over the then-existing share reserve thereunder, subject to stockholder approval. The Company's stockholders approved both amendments on May 30, 2018 (the 2015 Incentive Award Plan, as amended and restated to date, the Restated Plan). Under the Restated Plan, the Company can grant its employees, non-employee directors and consultants incentive stock options and non-qualified stock options, restricted stock, performance stock, dividend equivalent rights, stock appreciation rights, stock payment awards and other incentive awards. The aggregate number of shares that may be issued or transferred pursuant to awards under the Restated Plan is the sum of (1) the number of shares issuable upon exercise or vesting of the number of Integra equity awards converted to the Company's equity awards under the Restated Plan as of the date of the spin-off and (2) 6,235,500 shares of its common stock in respect of awards granted under the Restated Plan. As of June 30, 2019, 1,812,036 shares were available for issuance under the Restated Plan.

In 2016, the Company established the 2016 Employment Inducement Incentive Award Plan (the 2016 Plan), a broad-based incentive plan which allows for the issuance of stock-based awards, including non-qualified stock options, restricted stock awards, performance awards, restricted stock unit awards and stock appreciation rights, to those individuals and in those circumstances described below. An aggregate of 1,000,000 shares are reserved for issuance under the 2016 Plan. The Company has not awarded any shares under the 2016 Plan as of June 30, 2019. As a result of the stockholders' approval of the Restated Plan, the Company's board of directors will not grant any awards under the 2016 Plan.

In June 2018, the Company established the 2018 Employment Inducement Incentive Award Plan (the 2018 Inducement Plan). The terms of the 2018 Plan are substantially similar to the terms of the Restated Plan with these principal exceptions: (1) incentive stock options may not be granted under the 2018 Inducement Plan; (2) there are no annual limits on awards that may be issued to an individual under the 2018 Inducement Plan; (3) awards granted under the 2018 Inducement Plan are not required to be subject to any minimum vesting period; and (4) awards may be granted under the 2018 Inducement Plan only to those individuals and in those circumstances described below. An aggregate of 2,000,000 shares are reserved under the 2018 Inducement Plan. As of June 30, 2019, 1,933,281 shares were available for issuance under the 2018 Inducement Plan.

Both the 2016 Inducement Plan and the 2018 Inducement Plan were adopted by the Company’s board of directors without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. In accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules, awards under those plans may only be made to an employee who has not previously been an employee or member of the Company's board of directors or of any board of directors of any parent or subsidiary of the Company, or following a bona fide period of non-employment by the Company or a parent or subsidiary, if he or she is granted such award in connection with his or her commencement of employment with the Company or a subsidiary and such grant is an inducement material to his or her entering into employment with the Company or such subsidiary.
Forfeiture Rate Assumptions
Stock-based compensation expense related to all equity awards includes an estimate for forfeitures. The expected forfeiture rate of all equity-based compensation is based on historical experience of pre-vesting forfeitures on awards and options by each homogenous group of shareowners. For awards and options granted to non-executive employees, the forfeiture rate is estimated to be 13% annually for the six months ended June 30, 2019 and 15% annually for the six months ended June 30, 2018. There is no forfeiture rate applied to awards or options granted to non-employee directors or executive employees because their pre-vesting forfeitures are anticipated to be highly unlikely. As individual awards and options become fully vested, stock-based compensation expense is adjusted to recognize actual forfeitures.
Restricted Stock Awards and Restricted Stock Units
The Company expenses the fair value of restricted stock awards and of restricted stock units on an accelerated basis over the vesting period or requisite service period, whichever is shorter.

During the three and six months ended June 30, 2019, there were 64,631 and 76,471 shares of restricted stock awards granted to non-employee directors, respectively. During each of the three and six months ended June 30, 2018, there were 95,658 shares of restricted stock awards granted to non-employee directors. No restricted stock units were granted to non-employee directors during the three or six months ended June 30, 2019 or 2018.

During the three and six months ended June 30, 2019, there were 7,800 and 218,610 restricted stock units granted to employees, respectively. During the three and six months ended June 30, 2018, there were 21,900 and 487,281 restricted stock units granted to employees, respectively. Of such restricted stock units granted to employees during the six months ended June 30, 2018, 341,808 were granted, in part, out of the increase to the share reserve under the Restated Plan adopted by the Company's board of directors on February 1, 2018, all of which were granted subject to stockholder approval of the Restated Plan (the Contingent RSUs). On May 30, 2018, the Company's stockholders approved the Restated Plan, and in accordance

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

with the ASC 718, Compensation-Stock Compensation, the Company began recognizing the expense for the Contingent RSUs over the requisite service period. No shares of restricted stock awards were granted to employees during the three or six months ended June 30, 2019 or 2018.
As of June 30, 2019, there was approximately $5.4 million of unrecognized compensation expense related to the unvested portions of restricted stock awards and of restricted stock units. This expense is expected to be recognized over a weighted-average period of approximately 1.0 year.

Stock Options

Stock option grants to employees generally have a requisite service period of four years, and stock option grants to non-employee directors generally have a requisite service period of one year. Both are subject to graded vesting. The Company records stock-based compensation expense associated with stock options on an accelerated basis over the applicable vesting period within each grant and based on their fair value at the date of grant using the Black-Scholes-Merton option pricing model. There were zero and 5,000 stock options granted during the three months ended June 30, 2019 and 2018, respectively, and 434,708 and 5,000 stock options granted during the six months ended June 30, 2019 and 2018, respectively. The following weighted-average assumptions were used in the calculation of fair value for options granted during the period indicated.

	Three and Six Months Ended June 30,
	2019	2018
Expected dividend yield	0%	0%
Risk-free interest rate	2.5%	2.8%
Expected volatility	30.3%	25.8%
Expected term (in years)	2.9	5.1

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

As of June 30, 2019, there was approximately $1.3 million of unrecognized compensation expense related to unvested stock options. This expense is expected to be recognized over a weighted-average period of approximately 1.4 years.
Employee Stock Purchase Plan

In May 2015, the Company adopted the SeaSpine Holdings Corporation 2015 Employee Stock Purchase Plan, which was amended in December 2015 (as amended, the ESPP). Under the ESPP, eligible employees may purchase shares of the Company’s common stock through payroll deductions of up to 15% of eligible compensation during an offering period. Generally, each offering period will be for 24 months as determined by the Company's board of directors. There are four six-month purchase periods in each offering period for contributions to be made and to be converted into shares at the end of the purchase period. In no event may an employee purchase more than 2,500 shares per purchase period based on the closing price on the first trading date of an offering period or more than $25,000 worth of stock during any calendar year. The purchase price for shares to be purchased under the ESPP is 85% of the lesser of the market price of the Company's common stock on the first trading date of an offering period or on any purchase date during an offering period (June 30 or December 31).

Subject to stockholder approval, on and effective as of November 2, 2018, the Company's board of directors approved an amendment to the ESPP pursuant to which the share reserve under the ESPP would increase from 400,000 shares to 800,000 shares. On May 29, 2019, the Company's stockholders approved that amendment. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended. The ESPP contains a restart feature, such that if the market price of the stock at the end of any six-month purchase period is lower than the market price at the original grant date of an offering period, that offering period will terminate after that purchase date,

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

and a new two-year offering period will commence on the January 1 or July 1 immediately following the date the original offering period terminated. This restart feature was triggered on the purchase date that occurred on December 31, 2016, such that the offering period that commenced on July 1, 2016 was terminated, and a new two-year offering period commenced on January 1, 2017 and ended on December 31, 2018. The Company applied share-based payment modification accounting to the awards that were initially valued at the grant date to determine the amount of any incremental fair value associated with the modified awards. The impact to stock-based compensation expense for modifications during the six months ended June 30, 2019 was immaterial.

During the six months ended June 30, 2019 and 2018, there were 64,008 and 80,907 shares of common stock, respectively, purchased under the ESPP. The Company recognized $0.4 million and $0.2 million, respectively, in expense related to the ESPP for each of the six months ended June 30, 2019 and 2018. As of June 30, 2019, 336,056 shares were available under the ESPP for future issuance.

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

Future minimum lease payments under the Company's operating leases at June 30, 2019 are as follows:

Payments Due by Calendar Year
(In thousands)
2019	1,036
2020	2,181
2021	2,218
2022	2,239
2023	1,564
Thereafter	4,662
Total minimum lease payments	$13,900

Total lease expense for each of the three months ended June 30, 2019 and 2018 was $0.5 million and $1.1 million for each of the six months ended June 30, 2019 and 2018.

11. INCOME TAXES
The following table summarizes the Company’s effective tax rate for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Reported income tax expense rate	(0.2)%	(0.5)%	(0.2)%	(0.8)%

The Company recorded a provision for income tax expense for the three and six months ended June 30, 2019 primarily related to foreign and state operations.

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Tax Cuts and Jobs Act (the Tax Act) enacted in 2017 reduced the U.S. federal corporate rate from 35% to 21%, requires companies to pay a one-time transition tax on accumulated earnings of certain foreign subsidiaries previously deferred from tax, and created a new provision designed to tax global intangible low-taxed income (GILTI).

The Company is not subject to the one-time transition tax on accumulated foreign earnings or the GILTI provisions enacted by the Tax Act because the Company's foreign operations have been included in its US tax filings pursuant to an election to disregard its foreign entity for federal income tax purposes.

In addition, for all periods presented, the pretax losses incurred by the consolidated U.S. tax group received no corresponding tax benefit because the Company concluded that it is more likely than not that the Company will be unable to realize the value of any resulting deferred tax assets. The Company will continue to assess its position in future periods to determine if it is appropriate to reduce a portion of its valuation allowance in the future.

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

The following table disaggregates revenue by major sales channel for each of the periods presented (in thousands):

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
	United States	International	Total	United States	International	Total
Orthobiologics	$18,160	$1,894	$20,054	$35,197	$3,883	$39,080
Spinal implants	16,910	2,342	19,252	31,857	4,519	36,376
Total revenue, net	$35,070	$4,236	$39,306	$67,054	$8,402	$75,456

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	United States	International	Total	United States	International	Total
Orthobiologics	$16,613	$2,028	$18,641	$32,450	$4,207	$36,657
Spinal implants	16,025	1,743	17,768	29,726	3,201	32,927
Total revenue, net	$32,638	$3,771	$36,409	$62,176	$7,408	$69,584

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
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). The matters discussed in these forward-looking statements are subject to risk and uncertainties that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. Such risks and uncertainties may also give rise to future claims and increase exposure to contingent liabilities. Please see the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2018 (the 2018 10-K), as updated in our Quarterly Reports on Form 10-Q for quarters ended after that date, for a discussion of the uncertainties, risks and assumptions associated with these statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
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

•	the risk of supply shortages, including our dependence on a limited number of third-party suppliers for components and raw materials;

•	our ability to manage timelines and costs related to manufacturing our products;

•	our ability to obtain additional debt and equity financing to fund capital expenditures and working capital requirements and acquisitions;

•	our ability to complete acquisitions, integrate operations post-acquisition and maintain relationships with customers of acquired entities;

•	our ability to support the safety and efficacy of our products with long-term clinical data;

•	existing and future regulations affecting our business, both in the United States and internationally, and enforcement of those regulations;

•	our ability to protect our intellectual property, including unpatented trade secrets, and to operate without infringing or misappropriating the proprietary rights of others;

•	general economic and business conditions, in both domestic and international markets; and

•	other risk factors described in the section entitled “Risk Factors” of the 2018 10-K and in Part II, Item 1A of our Quarterly Reports on Form 10-Q for quarters ended after December 31, 2018.

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

Cost of Goods Sold
Cost of goods sold primarily consists of the costs of finished goods purchased directly from third parties and raw materials used in the manufacturing of our products, plant and equipment overhead, labor costs and packaging costs. The majority of our orthobiologics products are designed and manufactured internally. The cost of human tissue and fixed manufacturing overhead costs are significant drivers of the cost of goods sold, and consequently our orthobiologics products, at current production volumes, generate lower gross margin than our spinal implant products. We rely on third-party suppliers to manufacture our spinal implant products, and we assemble them into surgical sets at our kitting and distribution centers. The cost to inspect incoming finished goods is included in the cost of goods sold. Other costs included in cost of goods sold include amortization of product technology intangible assets, royalties, scrap and consignment losses, and charges for expired, excess and obsolete inventory.
Selling, General and Administrative Expense
Our selling, general and administrative (SG&A) expenses consist primarily of sales commissions to independent sales agents, cost of medical education and training, payroll and other headcount related expenses, depreciation of instrument sets, instrument replacement expense, stock-based compensation, marketing expenses, supply chain and distribution expenses, including costs to ship our spinal implants to and from hospitals and independent sales agents, and expenses for information technology, legal, human resources, insurance, finance, facilities, and management. We also record gains or losses associated with changes in the fair value of contingent consideration liabilities in SG&A expenses.
Research and Development Expense
Our research and development (R&D) expenses primarily consist of expenses related to the headcount for engineering, product development, clinical affairs and regulatory functions, as well as consulting services, third-party prototyping services, outside research and clinical studies activities, and materials, production and other costs associated with development of our products. We expense R&D costs as they are incurred.
While our R&D expenses fluctuate from period to period based on the timing of specific initiatives, we expect these costs will increase over time as we continue to design and commercialize new products and expand our product portfolio, add related personnel and conduct additional clinical activities.
Intangible Amortization
Our intangible amortization, including the amounts reported in cost of goods sold, consists of acquisition-related amortization. We expect total annual amortization expense (including amounts reported in cost of goods sold) to be approximately $5.4 million in 2019, $4.3 million in 2020, $4.3 million in 2021, $4.1 million in 2022 and $3.5 million in 2023. See “RESULTS OF OPERATIONS-Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018-Impairment of Intangible Assets,” below.

RESULTS OF OPERATIONS

	Three Months Ended June 30,		2019 vs. 2018	Six Months Ended June 30,		2019 vs. 2018
(In thousands, except percentages)	2019	2018	% Change	2019	2018	% Change
Total revenue, net	$39,306	$36,409	8.0%	$75,456	$69,584	8.4%
Cost of goods sold	14,317	14,560	(1.7)%	27,896	26,739	4.3%
Gross profit	24,989	21,849	14.4%	47,560	42,845	11.0%
Gross margin	63.6%	60.0%		63.0%	61.6%
Operating expenses:
Selling, general and administrative	27,608	25,432	8.6%	54,916	49,899	10.1%
Research and development	3,587	2,791	28.5%	7,099	5,580	27.2%
Intangible amortization	793	792	0.1%	1,585	1,584	0.1%
Impairment of intangible assets	4,993	—	100.0%	4,993	—	100.0%
Total operating expenses	36,981	29,015	27.5%	68,593	57,063	20.2%
Operating loss	(11,992)	(7,166)	67.3%	(21,033)	(14,218)	47.9%
Other (expense) income, net	(25)	(157)	(84.1)%	48	(137)	(135.0)%
Loss before income taxes	(12,017)	(7,323)	64.1%	(20,985)	(14,355)	46.2%
Provision for income taxes	19	38	(50.0)%	40	111	(64.0)%
Net loss	$(12,036)	$(7,361)	63.5%	$(21,025)	$(14,466)	45.3%

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018
Revenue
Total revenue, net for the three months ended June 30, 2019, was $39.3 million, an increase of 8.0% compared to the same period in 2018.

	Three Months Ended June 30,		2019 vs. 2018
	2019	2018	% Change
	(In thousands)
Orthobiologics	$20,054	$18,641	7.6%
United States	18,160	16,613	9.3%
International	1,894	2,028	(6.6)%

Spinal Implants	$19,252	$17,768	8.4%
United States	16,910	16,025	5.5%
International	2,342	1,743	34.4%

Total revenue, net	$39,306	$36,409	8.0%

	Three Months Ended June 30,		2019 vs. 2018
	2019	2018	% Change
	(In thousands)
United States	$35,070	$32,638	7.5%
International	4,236	3,771	12.3%
Total revenue, net	$39,306	$36,409	8.0%
Revenue from orthobiologics sales totaled $20.1 million for the three months ended June 30, 2019, an increase of $1.4 million or 7.6%, from the same period in 2018. Revenue from orthobiologics sales in the United States increased $1.5 million to $18.2 million for the three months ended June 30, 2019 compared to the same period in 2018 and was driven by recently launched demineralized bone matrix (DBM) products. The growth in DBM product revenue was partially offset by continuing sales declines in our collagen ceramic matrix product line. Revenue from orthobiologics sales internationally, which can be volatile from quarter to quarter because of irregular ordering patterns from our stocking distributors, decreased $0.1 million for the three months ended June 30, 2019 compared to the same period in 2018.
Revenue from spinal implant sales was $19.3 million for the three months ended June 30, 2019, an increase of $1.5 million or 8.4%, from the same period in 2018. Revenue from spinal implants sales in the United States increased $0.9 million to $16.9 million for the three months ended June 30, 2019 compared to the same period in 2018, primarily due to growth contributed by recently launched products. We continue to experience low-single digit pricing pressure in the U.S. spinal implant market. Revenue from spinal implant sales internationally, which can be volatile from quarter to quarter because of irregular ordering patterns from our stocking distributors, increased $0.6 million for the three months ended June 30, 2019 compared to the same period in 2018, primarily attributable due to increased sales in Latin America.
Cost of Goods Sold and Gross Margin
Cost of goods sold decreased $0.2 million, to $14.3 million for the three months ended June 30, 2019, compared to the same period in 2018. Gross margin was 63.6% for the three months ended June 30, 2019 and 60.0% for the same period in 2018. The increase in gross margin was due to higher manufacturing volumes and lower scrap rates for orthobiologic products made at our Irvine, California facility.
Cost of goods sold included $0.7 million and $0.8 million of amortization for product technology intangible assets for the three months ended June 30, 2019 and 2018, respectively.
Selling, General and Administrative
SG&A expenses increased $2.2 million to $27.6 million for the three months ended June 30, 2019 compared to the same period in 2018. The increase was mainly driven by higher sales commission expense due to increased revenue, higher stock-based compensation due to the value of the Contingent RSUs granted in 2018 not being expensed until after stockholder approval was obtained in May 2018 (see Note 9 "Equity and Stock-Based Compensation" to the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this report), increased salaries and wages, and a decrease in the gain from change in fair value of contingent consideration related to the acquisition of assets from NLT.
Research and Development
R&D expenses increased $0.8 million to $3.6 million, or 9.1% of revenue, for the three months ended June 30, 2019 compared to the same period in 2018. The increase was primarily driven by higher stock-based compensation due to the value of the Contingent RSUs granted in 2018 not being expensed until after stockholder approval was obtained in May 2018 (see Note 9 "Equity and Stock-Based Compensation" to the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this report), higher fees paid to our surgeon consultants and increased salaries and wages.
Intangible Amortization
Intangible amortization expense, excluding the amounts reported in cost of goods sold for product technology intangible assets, remained consistent at $0.8 million for both the three months ended June 30, 2019 and 2018.
Impairment of Intangible Assets
Impairment of intangible assets was $5.0 million for the three months ended June 30, 2019, compared to zero for the same period in 2018. We shifted our commercialization strategy with respect to the product technologies we acquired from NLT due to market trend factors, new features necessary to be competitive, and more cost-effective internal development initiatives. Accordingly, we evaluated the ongoing value of the product technology intangible assets associated with the acquisition of these assets. Based on this evaluation, we determined that intangible assets with a carrying amount of $6.8 million were no longer recoverable and were impaired, and we wrote those intangible assets down to their estimated fair value of $1.8 million.

Income Taxes

	Three Months Ended June 30,
	2019	2018
	(In thousands)
Loss before income taxes	$(12,017)	$(7,323)
Provision for income taxes	19	38
Effective tax rate	(0.2)%	(0.5)%

We reported income tax expense for the three months ended June 30, 2019 and 2018 primarily related to foreign and state operations.
The Tax Cuts and Jobs Act (the Tax Act) enacted in 2017 reduced the U.S. federal corporate rate from 35% to 21%, requires companies to pay a one-time transition tax on accumulated earnings of certain foreign subsidiaries previously deferred from tax, and created a new provision designed to tax global intangible low-taxed income (GILTI). We are not subject to the one-time transition tax on accumulated foreign earnings or the GILTI provisions enacted by the Tax Act because our foreign operations have been included in our US tax filings pursuant to an election to disregard our foreign entity for federal income tax purposes.
In addition, for all periods presented, the pretax losses incurred by the consolidated U.S. tax group received no corresponding tax benefit because we concluded that it is more likely than not that we will be unable to realize the value of any resulting deferred tax assets.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
Revenue
Total revenue, net for the six months ended June 30, 2019 was $75.5 million, an increase of 8.4% compared to the same period in 2018.

	Six Months Ended June 30,		2019 vs. 2018
	2019	2018	% Change
	(In thousands)
Orthobiologics	$39,080	$36,657	6.6%
United States	35,197	32,450	8.5%
International	3,883	4,207	(7.7)%

Spinal Implants	$36,376	$32,927	10.5%
United States	31,857	29,726	7.2%
International	4,519	3,201	41.2%

Total revenue, net	$75,456	$69,584	8.4%

	Six Months Ended June 30,		2019 vs. 2018
	2019	2018	% Change
	(In thousands)
United States	$67,054	$62,176	7.8%
International	8,402	7,408	13.4%
Total revenue, net	$75,456	$69,584	8.4%

Revenue from orthobiologics sales totaled $39.1 million for the six months ended June 30, 2019, an increase of $2.4 million, from the same period in 2018. Revenue from orthobiologics sales in the United States increased $2.7 million for the six months ended June 30, 2019 compared to the same period in 2018 and was driven primarily by recently launched DBM products. The growth in DBM product revenue was partially offset by sales declines in our legacy product portfolio. Revenue from orthobiologics sales internationally, which can be volatile from quarter to quarter because of irregular ordering patterns from our stocking distributors, decreased $0.3 million for the six months ended June 30, 2019 compared to the same period in 2018.
Revenue from spinal implant sales totaled $36.4 million for the six months ended June 30, 2019, an increase of $3.4 million, from the same period in 2018. Revenue from spinal implant sales in the United States increased $2.1 million for the six months ended June 30, 2019 compared to the same period in 2018, primarily due to the revenue growth contributed by recently launched products. Spinal implant surgery case volumes increased by approximately 12%, but were somewhat offset by low-single digit price declines and procedural mix. Revenue from spinal implant sales internationally, which can be volatile from quarter to quarter because of irregular ordering patterns from our stocking distributors, increased $1.3 million for the six months ended June 30, 2019 compared to the same period in 2018. Revenue growth was led by replenishment orders from our distributors in Australia and Europe.
Cost of Goods Sold and Gross Margin
Cost of goods sold increased $1.2 million, to $27.9 million for the six months ended June 30, 2019, compared to the same period in 2018. Gross margin was 63.0% for the six months ended June 30, 2019, compared to 61.6% for the same period in 2018. The increase in gross margin was due to higher manufacturing volumes and lower scrap rates for orthobiologic products made at our Irvine, California facility.
Cost of goods sold included $1.5 million and $1.7 million of amortization for product technology intangible assets, for the six months ended June 30, 2019 and 2018, respectively.
Selling, General and Administrative
SG&A expenses increased $5.0 million to $54.9 million for the six months ended June 30, 2019 compared to the same period in 2018. The increase was mainly driven by higher sales commission expense due to increased revenue, higher stock-based compensation due to the value of the Contingent RSUs granted in 2018 not being expensed until after stockholder approval was obtained in May 2018 (see Note 9 "Equity and Stock-Based Compensation" to the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this report) and increased salaries and wages.
Research and Development
R&D expenses increased $1.5 million to $7.1 million, or 9.4% of revenue, for the six months ended June 30, 2019 compared to the same period in 2018. The increase was primarily driven by higher stock-based compensation due to the value of the Contingent RSUs granted in 2018 not being expensed until after stockholder approval was obtained in May 2018 (see Note 9 "Equity and Stock-Based Compensation" to the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this report), higher fees paid to our surgeon consultants and increased salaries and wages.
Intangible Amortization
Intangible amortization expense, excluding the amounts reported in cost of goods sold for product technology intangible assets, was $1.6 million for each of the six months ended June 30, 2019 and 2018.
Impairment of Intangible Assets
Impairment of intangible assets was $5.0 million for the six months ended June 30, 2019, compared to zero for the same period in 2018. We shifted our commercialization strategy with respect to the product technologies we acquired from NLT due to market trend factors, new features necessary to be competitive, and more cost-effective internal development initiatives. Accordingly, we evaluated the ongoing value of the product technology intangible assets associated with the acquisition of these assets. Based on this evaluation, we determined that intangible assets with a carrying amount of $6.8 million were no longer recoverable and were impaired, and we wrote those intangible assets down to their estimated fair value of $1.8 million.

Income Taxes

	Six Months Ended June 30,
	2019	2018
	(In thousands)
Loss before income taxes	$(20,985)	$(14,355)
Provision for income taxes	40	111
Effective tax rate	(0.2)%	(0.8)%

We reported income tax expense for the six months ended June 30, 2019 primarily related to foreign and state operations. See “-Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018-Income Taxes,” above, for information related to the effect of the Tax Act on our taxes.

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
Loss before income taxes includes the following special charges/(gains) for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Special Charges/(Gains):	(In thousands)
Impairment of intangible assets(1)	$4,993	$—	$4,993	$—
Gain from change in fair value of contingent consideration liabilities(2)	(570)	(791)	(506)	(717)
Total Special Charges/(Gains)	$4,423	$(791)	$4,487	$(717)
(1) Relates to the impairment of the product technology intangible assets associated with the NLT acquisition.
(2) Relates to the net decrease in the fair value of contingent liabilities associated with the NLT acquisition.
The items reported above are reflected in the consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Impairment of intangible assets	$4,993	$—	$4,993	$—
Selling, general and administrative	(570)	(791)	(506)	(717)
Total Special Charges/(Gains)	$4,423	$(791)	$4,487	$(717)

Liquidity and Capital Resources
Overview

As of June 30, 2019, we had cash, cash equivalents and investments totaling approximately $36.4 million, and $25.4 million of current borrowing capacity was available under our credit facility. We believe that our cash, cash equivalents and investments on hand and the amount currently available to us under our credit facility will be sufficient to fund our operations for at least the next twelve months.

Credit Facility

We have a $30.0 million credit facility with Wells Fargo Bank, National Association which matures in July 2021, subject to a one-time, one-year extension at our election. In addition, at any time through July 27, 2020, we may increase the borrowing limit by up to an additional $10.0 million, subject to us having sufficient amounts of eligible accounts receivable and inventory and to customary conditions precedent, including obtaining the commitment of lenders to provide such additional amount. At June 30, 2019, we had no outstanding borrowings under the credit facility. The borrowing capacity under the credit facility is determined monthly and is based on the amount of our eligible accounts receivable and inventory balances and qualified cash (as defined in the credit facility). Depending on the extent to which our eligible accounts receivable and inventory balances increase, our borrowing capacity could increase by as much as an additional $1.1 million from the $25.4 million available as of June 30, 2019 before we are required to maintain the minimum fixed charge coverage ratio as discussed below. The credit facility contains various customary affirmative and negative covenants, including prohibiting us from incurring indebtedness without the lender’s consent. Under the terms of the credit facility, if our Total Liquidity (as defined in the credit facility) is less than $5.0 million, we are required to maintain a minimum fixed charge coverage ratio of 1.10 to 1.00 for the applicable measurement period. Our Total Liquidity was $57.8 million at June 30, 2019, and therefore that financial covenant was not applicable at that time.

Business Combinations

In August 2016, we entered into an asset purchase agreement with NLT to acquire certain of the assets of NLT’s medical device business related to the expandable interbody medical devices. We made an up-front cash payment of $1.0 million in connection with the initial closing in September 2016 and issued 350,000 shares of our common stock in January 2017 as contingent closing consideration. At June 30, 2019, we recorded a $1.5 million liability representing the estimated fair value of future contingent milestone payments related to the achievement of certain commercial milestones, which we anticipate will become payable at varying times between 2020 and 2025, and a $0.4 million liability representing the estimated fair value of future contingent royalty payments based on percentages of our future net sales of certain of the products and technology we acquired, which we anticipate will become payable at varying times between 2019 and 2030. The contingent milestone payments, if any, are payable in cash or in shares of our common stock, at our election. The contingent royalty payments are payable in cash.

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

On March 1, 2019, we entered into a controlled equity offering sales agreement (Sales Agreement) with Cantor Fitzgerald & Co. (Cantor Fitzgerald) to sell shares of our common stock having an aggregate offering price of up to $50.0 million from time to time, through an ATM offering under which Cantor Fitzgerald will act as sales agent. The shares offered and sold under the Sales Agreement are covered by a registration statement on Form S-3 that was declared effective on August 24, 2016, and a prospectus supplement related to the ATM offering, dated March 1, 2019. We did not sell any shares of common stock under the Sales Agreement during the three months ended June 30, 2019. Future sales, if any, will depend on a variety of factors including, but not limited to, market conditions, the trading price of our common stock and our capital needs. We intend to use any net proceeds for general corporate purposes, including sales and marketing expenditures aimed at growing our business, research and development expenditures focused on product development, and investments in inventory and spinal instruments and sets.

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

Cash and Cash Equivalents
We had cash and cash equivalents totaling approximately $21.5 million and $24.2 million at June 30, 2019 and December 31, 2018, respectively.
Cash Flows

	Six Months Ended June 30,		2019 vs. 2018
	2019	2018	% Change
	(In thousands)
Net cash used in operating activities	$(11,763)	$(6,785)	73.4%
Net cash provided by (used in) investing activities	10,100	(3,402)	(396.9)%
Net cash (used in) provided by financing activities	(1,074)	12,711	(108.4)%
Effect of exchange rate changes on cash and cash equivalents	(33)	(49)	(32.7)%
Net change in cash and cash equivalents	$(2,770)	$2,475	(211.9)%

Net Cash Flows Used in Operating Activities
Net cash used in operating activities for the six months ended June 30, 2019 increased by $5.0 million compared to the same period in 2018. The increase was primarily due to an increase in accounts receivable and increased inventory purchases which increased operating cash outflows compared to the 2018 period.
Net Cash Flows Provided by (Used in) Investing Activities
Net cash provided by investing activities was $10.1 million for the six months ended June 30, 2019 compared to net cash used in investing activities of $3.4 million for the same period in 2018. The increase was primarily due to maturities of our U.S. Treasury Bills, somewhat offset by larger investments in spinal instruments and sets to support recent spinal implant product launches.
Net Cash Flows (Used in) Provided by Financing Activities
Net cash used in financing activities was $1.1 million for the six months ended June 30, 2019. It was comprised primarily of $1.9 million of cash for tax payments we made on our employees' behalf for shares we withheld from such employees on the vesting of restricted stock awards to cover statutory tax withholding requirements, partially offset by $0.7 million of proceeds from the issuance of common stock under our ESPP, and $0.2 million of proceeds from the exercise of stock options. Net cash provided by financing activities was $12.7 million for the six months ended June 30, 2018 and was comprised primarily of $8.5 million of net proceeds from the sale of shares of our common stock under the ATM equity offering program, $4.0 million in borrowings under our revolving line of credit, $0.5 million in proceeds from the issuance of stock under our ESPP, and $0.3 million in proceeds from the exercise of stock options, partially offset by $0.5 million of cash for tax payments we made on our employees' behalf for shares we withheld from such employees on the vesting of restricted stock awards to cover statutory tax withholding requirements.
Off-Balance Sheet Arrangements
There were no off-balance sheet arrangements as of June 30, 2019 that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our business.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are subject to legal proceedings and claims in the ordinary course of business. Management presently believes that each of these claims is meritless and, if litigated, the likelihood of loss is remote and/or that, individually and in the aggregate, any loss would not materially harm our financial position, cash flows, or overall results of operations, in part because of the insurance policies we maintain that cover certain of these claims.  However, legal proceedings are subject to inherent uncertainties and unfavorable rulings or outcomes could occur that have, individually or in aggregate, a material adverse effect on our business, financial condition or operating results.

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

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs

April 1 - April 30	701	$14.48	—	—
May 1 - May 31	2,256	$14.22	—	—
June 1 - June 30	1,130	$12.90	—	—

(1)	These shares were surrendered to the Company to satisfy tax withholdings obligations in connection with the vesting of restricted stock awards.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1(1)	Letter Agreement, dated July 5, 2015, between SeaSpine Holdings Corporation and Tyler Lipschultz

10.2(2)	Amendment to Employment Agreement entered into effective as of April 30, 2019 by and between SeaSpine Holdings Corporation, SeaSpine Orthopedics Corporation, and Keith Valentine

10.3(3)	Form of indemnification agreement for directors and officers (effective May 29, 2019)

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*†	XBRL Instance Document

101.SCH*†	XBRL Taxonomy Extension Schema Document

101.CAL*†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*†	XBRL Definition Linkbase Document

101.LAB*†	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*†	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference from the registrant's quarterly report on Form 10-Q filed on May 1, 2019.
(2)	Incorporated by reference from the registrant's current report on Form 8-K filed on April 30, 2019.
(3)	Incorporated by reference from the registrant's current report on Form 8-K filed on May 31, 2019.
*	Filed herewith

**
These certifications are being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation by reference language in such filing.

† The financial information of SeaSpine Holdings Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 filed on August 1, 2019 formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Loss, (iii) the Condensed Consolidated Balance Sheets, (iv) Parenthetical Data to the Condensed Consolidated Balance Sheets, (v) the Condensed Consolidated Statements of Cash Flows, (vi) the Condensed Consolidated Statements of Equity, and (vii) Notes to Unaudited Condensed Consolidated Financial Statements, is furnished electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEASPINE HOLDINGS CORPORATION

Date:	August 1, 2019	/s/ Keith C. Valentine
Keith C. Valentine
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 1, 2019	/s/ John J. Bostjancic
John J. Bostjancic
Chief Financial Officer
(Principal Financial Officer)