Form 10-Q
period 2019-09-30
SeaSpine Holdings Corp
filed 2019-10-30
CIK 1637761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019
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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of October 25, 2019 was 19,066,831.

SEASPINE HOLDINGS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SEASPINE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Total revenue, net	$39,888	$35,834	$115,344	$105,418
Cost of goods sold	14,407	14,247	42,303	40,986
Gross profit	25,481	21,587	73,041	64,432
Operating expenses:
Selling, general and administrative	30,134	27,041	85,050	76,940
Research and development	3,896	3,203	10,995	8,783
Intangible amortization	792	792	2,377	2,376
Impairment of intangible assets	—	—	4,993	—
Total operating expenses	34,822	31,036	103,415	88,099
Operating loss	(9,341)	(9,449)	(30,374)	(23,667)
Other expense, net	(97)	(190)	(49)	(327)
Loss before income taxes	(9,438)	(9,639)	(30,423)	(23,994)
Provision (benefit) for income taxes	225	(107)	265	4
Net loss	$(9,663)	$(9,532)	$(30,688)	$(23,998)
Net loss per share, basic and diluted	$(0.51)	$(0.65)	$(1.62)	$(1.66)
Weighted average shares used to compute basic and diluted net loss per share	19,051	14,750	18,947	14,477

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEASPINE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(9,663)	$(9,532)	$(30,688)	$(23,998)
Other comprehensive (loss) income
Foreign currency translation adjustments	(327)	(57)	(388)	(238)
Unrealized (loss) gain on investments	(9)	—	5	—
Comprehensive loss	$(9,999)	$(9,589)	$(31,071)	$(24,236)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEASPINE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except par value data)

	September 30, 2019	December 31, 2018

ASSETS
Current assets:
Cash and cash equivalents	$22,314	$24,233
Short-term investments	4,996	29,800
Trade accounts receivable, net of allowances of $188 and $850	23,720	20,335
Inventories, net	48,011	42,742
Prepaid expenses and other current assets	3,723	2,948
Total current assets	102,764	120,058
Property, plant and equipment, net	26,641	22,623
Intangible assets, net	19,412	28,712
Other assets	691	949
Total assets	$149,508	$172,342
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable, trade	$11,559	$9,214
Accrued compensation	6,477	7,900
Accrued commissions	7,372	5,451
Contingent consideration liabilities	711	129
Other accrued expenses and current liabilities	5,091	3,852
Total current liabilities	31,210	26,546
Contingent consideration liabilities, net of current portion	1,116	2,367
Other liabilities	1,430	1,344
Total liabilities	33,756	30,257

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value; 15,000 authorized; no shares issued and outstanding at September 30, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value; 60,000 authorized; 19,060 and 18,669 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	191	187
Additional paid-in capital	281,830	277,096
Accumulated other comprehensive income	1,219	1,602
Accumulated deficit	(167,488)	(136,800)
Total stockholders' equity	115,752	142,085
Total liabilities and stockholders' equity	$149,508	$172,342

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEASPINE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2019	2018
OPERATING ACTIVITIES:
Net loss	$(30,688)	$(23,998)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,929	7,950
Instrument replacement expense	1,632	1,269
Impairment of intangible assets	4,993	—
Provision for excess and obsolete inventories	2,358	2,940
Amortization of debt issuance costs	57	94
Deferred income tax provision	176	36
Stock-based compensation	5,907	3,449
Gain from change in fair value of contingent consideration liabilities	(571)	(893)
Changes in assets and liabilities:
Accounts receivable	(3,531)	1,069
Inventories	(6,413)	(3,446)
Prepaid expenses and other current assets	(236)	(622)
Other non-current assets	(2)	(218)
Accounts payable	2,117	3,763
Accrued commissions	1,918	(1,032)
Other accrued expenses and current liabilities	(1,013)	898
Other non-current liabilities	237	140
Net cash used in operating activities	(15,130)	(8,601)
INVESTING ACTIVITIES:
Purchases of property and equipment	(10,337)	(6,565)
Maturities of short-term investments	25,000	—
Net cash provided by (used in) investing activities	14,663	(6,565)
FINANCING ACTIVITIES:
Borrowings under credit facility	—	7,000
Proceeds from issuance of common stock, net of offering costs- ATM transactions	—	8,514
Proceeds from issuance of common stock- employee stock purchase plan	671	546
Proceeds from exercise of stock options	230	886
Repurchases of common stock for income tax withheld upon vesting of restricted stock awards and restricted stock units	(2,070)	(600)
Payment of contingent consideration liabilities in connection with acquisition of business	(98)	(113)
Net cash (used in) provided by financing activities	(1,267)	16,233
Effect of exchange rate changes on cash and cash equivalents	(185)	(73)
Net change in cash and cash equivalents	(1,919)	994
Cash and cash equivalents at beginning of period	24,233	10,788
Cash and cash equivalents at end of period	$22,314	$11,782
Supplemental cash flow information:
Interest paid	$115	$109
Income taxes paid	$98	$126
Non-cash investing activities:
Property and equipment in liabilities	$1,358	$538

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEASPINE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands)

	Common Stock		Additional	Accumulated Other		Total
	Number of		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance December 31, 2018	18,669	$187	$277,096	$1,602	$(136,800)	$142,085
Net loss	—	—	—		(8,989)	(8,989)
Foreign currency translation adjustment	—	—	—	(169)	—	(169)
Unrealized gain on short-term investments	—	—	—	11	—	11
Restricted stock issued	216	2	—	—	—	2
Issuance of common stock - exercise of stock options	11	—	143	—	—	143
Repurchases of common stock for income tax withheld upon vesting of restricted stock awards and restricted stock units	—	—	(1,851)	—	—	(1,851)
Stock-based compensation	—	—	1,947	—	—	1,947
Balance March 31, 2019	18,896	189	277,335	1,444	(145,789)	133,179
Net loss	—	—	—	—	(12,036)	(12,036)
Foreign currency translation adjustment	—	—	—	108	—	108
Unrealized gain on short-term investments	—	—	—	3	—	3
Restricted stock issued	71	1	—	—	—	1
Issuance of common stock under employee stock purchase plan	64	1	670	—	—	671
Issuance of common stock- exercise of stock options	5	—	76	—	—	76
Repurchases of common stock for income tax withheld upon vesting of restricted stock awards and restricted stock units	—	—	(57)	—	—	(57)
Stock-based compensation	—	—	1,970	—	—	1,970
Balance June 30, 2019	19,036	$191	$279,994	$1,555	$(157,825)	$123,915
Net loss	—	—	—	—	(9,663)	(9,663)
Foreign currency translation adjustment	—	—	—	(327)	—	(327)
Unrealized loss on short-term investments	—	—	—	(9)	—	(9)
Restricted stock issued	23	—	—	—	—	—
Issuance of common stock- exercise of stock options	1	—	10	—	—	10
Repurchases of common stock for income tax withheld upon vesting of restricted stock awards and restricted stock units	—	—	(164)	—	—	(164)
Stock-based compensation	—	—	1,990	—	—	1,990
Balance September 30, 2019	19,060	191	281,830	1,219	(167,488)	115,752

	Common Stock		Additional	Accumulated Other		Total
	Number of		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance December 31, 2017	13,508	$135	$206,844	$1,950	$(103,276)	$105,653
Net loss	—	—	—	—	(7,105)	(7,105)
Foreign currency translation adjustment	—	—	—	240	—	240
Issuance of common stock upon vesting of restricted stock units	147	2	—	—	—	2
Issuance of common stock, net of offering costs- ATM transactions	882	9	8,505	—	—	8,514

Repurchases of common stock for income tax withheld upon vesting of restricted stock awards and restricted stock units	(2)	—	(514)	—	—	(514)
Stock-based compensation	—	—	835	—	—	835
Balance March 31, 2018	14,535	146	215,670	2,190	(110,381)	107,625
Net loss	—	—	—	—	(7,361)	(7,361)
Foreign currency translation adjustment	—	—	—	(421)	—	(421)
Issuance of common stock upon vesting of restricted stock units	99	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	81	1	545	—	—	546
Issuance of common stock- exercise of stock options	20	—	250	—	—	250
Repurchases of common stock for income tax withheld upon vesting of restricted stock awards and restricted stock units	—	—	(20)	—	—	(20)
Stock-based compensation	—	—	943	—	—	943
Balance June 30, 2018	14,735	147	217,388	1,769	(117,742)	101,562
Net loss	—	—	—	—	(9,532)	(9,532)
Foreign currency translation adjustment	—	—	—	(57)	—	(57)
Issuance of common stock upon vesting of restricted stock units	10	1	—	—	—	1
Issuance of common stock- exercise of stock options	47	—	636	—	—	636
Repurchases of common stock for income tax withheld upon vesting of restricted stock awards and restricted stock units	—	—	(67)	—	—	(67)
Stock-based compensation	—	—	1,671	—	—	1,671
Balance September 30, 2018	14,792	148	219,628	1,712	(127,274)	94,214

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
The Company’s financial statements are presented on a consolidated basis. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. The unaudited interim condensed consolidated financial statements do not include all information and disclosures required by GAAP for annual audited financial statements and should be read with the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K filed with the SEC. In the opinion of management, the unaudited interim condensed consolidated financial statements included in this report have been prepared on the same basis as the Company's audited consolidated financial statements and include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations, cash flows, and statement of equity for periods presented. The results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results expected for the full year. The condensed consolidated balance sheet as of December 31, 2018 was derived from the audited consolidated financial statements for the year ended December 31, 2018.

Under current SEC rules, generally, a company qualifies as a "smaller reporting company" if it has a public float of less than $250 million as of the last business day of its second fiscal quarter. If a company qualifies as a smaller reporting company on that date, it may elect to reflect that determination and use the smaller reporting company scaled disclosure accommodations in its subsequent SEC filings until the beginning of the first quarter of the fiscal year following the date it determines it does not qualify as a smaller reporting company. The Company's public float as of the last business day of its second fiscal quarter of 2018 was less than $250 million, and as such, the Company qualifies as a smaller reporting company and is following certain of the scaled disclosure accommodations. The Company measured its public float as of the last business day of its second fiscal quarter of 2019 and determined that it will continue to qualify as a smaller reporting company for its SEC filings made in 2020.
Concentration of Risk

Integra and PcoMed, LLC (PcoMed) entered into a supply agreement on May 15, 2013 (the "Supply Agreement"), which was subsequently assigned to the Company by Integra on May 21, 2015. For the nine months ending September 30, 2019, the sales of products incorporating the NanoMetalene® technology licensed and supplied to the Company pursuant to the Supply Agreement exceeded 10% of the Company's revenue.

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

In February 2016, the Financial Accounting Standard Board (FASB) issued Accounting Standards Update (ASU or Update) No. 2016-02, Leases (Topic 842). The new standard requires lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms of greater than twelve months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. The new standard must be adopted using the modified retrospective approach. The Company will early adopt the standard beginning on January 1, 2020. The Company expects to apply the transition practical expedients allowed by the standard. In July 2018, the FASB issued Update No. 2018-10, Codification Improvements to Topic 842 (Leases) and Update No. 2018-11, Leases (Topic 842): Targeted Improvements. In March 2019, the FASB issued Update No. 2019-01, Leases (Topic 842): Codification Improvements. The amendments in ASU 2018-10, ASU 2018-11, and ASU 2019-01 provide additional clarification and implementation guidance on certain aspects of the previously issued ASU 2016-02 and have the same effective date and transition requirements as ASU 2016-02. Note 10 to the Condensed Consolidated Financial Statements provides details on the Company’s current lease arrangements. While the Company continues to evaluate the impact of this new standard on its consolidated financial statements, the Company currently expects the primary impact will be to record right-of-use assets and lease liabilities for existing operating leases in the consolidated balance sheets. The Company does not currently expect the adoption of this new standard to have a material impact on its consolidated results of operations or cash flows.

In June 2018, the FASB issued Update No. 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This Update will require an entity to apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606. The new standard will be effective for the Company beginning on January 1, 2020. Early adoption is permitted but no earlier than an entity's adoption date of Topic 606. The Company does not currently expect the adoption of this new standard to have a material impact on its consolidated financial statements.

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

Recently Adopted Accounting Standards

In May 2014, the FASB issued Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). The new standard provides a five-step approach to be applied to all contracts with customers. The new standard also requires expanded disclosure about revenue recognition. The new standard as amended by ASU 2015-14, ASU 2016-10 and ASU 2016-12, was effective for the Company beginning on January 1, 2019. The Company performed an assessment of the impact of this new standard on its consolidated financial statements. In assessing the impact, the Company outlined all revenue streams, and considered the five steps outlined in the standard for product sales, from which substantially all the Company's revenue is generated. The Company analyzed the impact of this new standard on all revenue streams and on all contracts with customers, including by reviewing contracts and current accounting policies and practices to identify differences that would result from applying the requirements under the new standard. The Company adopted the new standard using the modified retrospective method under which the cumulative effect of initially applying the new guidance to open contracts as of December 31, 2018 is recognized as an adjustment to the opening balance of retained earnings as of January 1, 2019. The timing of revenue recognition under the new standard is not materially different from the Company's previous revenue recognition policy. As a result of the Company's adoption of the new standard, the Company reclassed its sales return reserve from accounts receivable to a refund liability account within other current liabilities. Based on the Company’s analysis of open contracts as of December 31, 2018, the cumulative effect of applying the new standard was not material.

Revenue is recognized when obligations under the terms of a contract with the Company's customer are satisfied which occurs with the transfer of control of the Company's products. This occurs either upon shipment or delivery of goods, depending on whether the contract is Free on Board (FOB) origin or FOB destination, or, in other situations such as consignment arrangements, when the products are used in a surgical procedure (implanted in a patient). Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products to a customer (transaction price).

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

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Net Loss Per Share

Basic and diluted net loss per share was calculated using the weighted-average number of shares of common stock outstanding during the period. The weighted average number of shares used to compute diluted net loss per share excludes any assumed exercise of stock options, any assumed issuance of common stock under restricted stock awards or units, and any assumed issuances under the employee stock purchase plan, as the effect, in each case, would be antidilutive. Common stock equivalents of 3.6 million and 3.4 million shares for the nine months ended September 30, 2019 and 2018, respectively, were excluded from the calculation because of their antidilutive effect.

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

There were no amounts outstanding under the Credit Facility at September 30, 2019 or December 31, 2018. At September 30, 2019, the Company had $25.0 million of current borrowing capacity under the Credit Facility. Debt issuance costs and legal fees related to the Credit Facility totaling $0.6 million were recorded as a deferred asset and are being amortized ratably over the term of the arrangement.

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

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

borrowing capacity, the unused fee will be equal to 0.375% per annum of the amount unused under the Credit Facility, and if such average amount is less than 25%, the unused line fee will be equal to 0.50% per annum of the amount unused under the Credit Facility. The unused line fee is due on the first day of each month.

The Credit Facility contains various customary affirmative and negative covenants, including prohibiting the Company from incurring indebtedness without the lender’s consent. The Credit Facility also includes a financial covenant that requires the Company to maintain a minimum fixed charge coverage ratio of 1.10 to 1.00 for the applicable measurement period, if the Company's Total Liquidity (as defined in the Credit Facility) is less than $5.0 million. The Company was in compliance with all applicable covenants at September 30, 2019.

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

4. INVESTMENTS

The amortized cost, estimated fair value and gross unrealized gains and losses on investments are shown in the table below:

	September 30, 2019
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	(Losses)
	(In thousands)
U.S. Treasury Bills	$4,994	2	$—	$4,996

	December 31, 2018
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	(Losses)
	(In thousands)
U.S. Treasury Bills	$29,803	—	$(3)	$29,800

As of September 30, 2019, the Company’s investment portfolio included zero U.S. Treasury Bills in an unrealized loss position, as compared to 9 at December 31, 2018. There were no other-than-temporary impairments on debt securities or realized gains or losses during the three and nine months ended September 30, 2019.

5. INVENTORIES
Inventories consisted of:

	September 30, 2019	December 31, 2018
	(In thousands)
Finished goods	$30,904	$27,589
Work in process	10,583	10,367
Raw materials	6,524	4,786
	$48,011	$42,742

6. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are stated at historical cost less accumulated depreciation and any impairment charges. The Company provides for depreciation using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the lease term or the useful life. The cost of major additions and improvements is capitalized, while maintenance and repair costs that do not improve or extend the lives of the respective assets are charged to operations as incurred. The cost of computer software obtained for internal use is accounted for in accordance with the Codification 350-40, Internal-Use Software.

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
Property, plant and equipment balances and corresponding useful lives were as follows:

	September 30, 2019	December 31, 2018	Useful Lives
	(In thousands)
Leasehold improvement	$5,848	$5,724	Shorter of lease term or useful life
Machinery and production equipment	8,545	7,752	3-10 years
Spinal instruments and sets	25,820	23,212	5 years
Information systems and hardware	7,651	7,290	3-7 years
Furniture and fixtures	1,359	1,222	3-5 years
Construction in progress	10,067	7,013
Total	59,290	52,213
Less accumulated depreciation and amortization	(32,649)	(29,590)
Property, plant and equipment, net	$26,641	$22,623
Depreciation expenses totaled $1.3 million and $1.1 million for the three months ended September 30, 2019 and 2018, respectively, and $3.6 million and $3.1 million for the nine months ended September 30, 2019 and 2018, respectively. The cost of purchased instruments used to replace damaged instruments in existing sets and recorded directly to instrument replacement expense totaled $0.6 million and $0.3 million for the three months ended September 30, 2019 and 2018, respectively, and $1.6 million and $1.3 million for the nine months ended September 30, 2019 and 2018, respectively.

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
The Company shifted its commercialization strategy with respect to the product technologies it acquired from NLT (as defined below) due to market trend factors, new features necessary to be competitive, and more cost-effective internal development initiatives and the Company's estimated future net sales associated with those product technologies decreased. Accordingly, the Company evaluated the ongoing value of the product technology intangible assets associated with the acquisition of these assets. Based on this evaluation, the Company determined that intangible assets with a carrying amount of $6.8 million were no longer recoverable and were impaired, and the Company wrote those intangible assets down to their estimated fair value of $1.8 million at June 30, 2019. Significant estimates used in determining the estimated fair value include measurements estimating cash flows and determining the appropriate discount rate, which are considered Level 3 inputs, as defined using the fair value concepts defined in Codification 820.
The components of the Company’s identifiable intangible assets were:

	September 30, 2019
	Weighted Average Life	Cost	Accumulated Amortization	Net
	(Dollars in thousands)
Product technology	12 years	$33,309	$(28,616)	$4,693
Customer relationships	12 years	56,830	(42,111)	14,719
Trademarks/brand names	—	300	(300)	—
		$90,439	$(71,027)	$19,412

	December 31, 2018
	Weighted Average Life	Cost	Accumulated Amortization	Net
	(Dollars in thousands)
Product technology	12 years	$40,769	$(29,153)	$11,616
Customer relationships	12 years	56,830	(39,734)	17,096
Trademarks/brand names	—	300	(300)	—
		$97,899	$(69,187)	$28,712

Annual amortization expense (including amounts reported in cost of goods sold) is expected to be approximately $5.4 million in 2019, $4.3 million in 2020, $4.3 million in 2021, $4.1 million in 2022, and $3.5 million in 2023. For the three months ended September 30, 2019 and 2018, amortization expense totaled $1.2 million and $1.6 million, respectively, and included $0.4 million and $0.8 million, respectively, of amortization of product technology intangible assets that is presented within cost of goods sold. Amortization expense totaled $4.3 million and $4.9 million for the nine months ended September 30, 2019 and 2018, respectively, and included $1.9 million and $2.5 million, respectively, of amortization of product technology intangible assets that is presented within cost of goods sold.

8. FAIR VALUE MEASUREMENTS

The fair values of the Company’s assets and liabilities, including contingent consideration liabilities, are measured at fair value on a recurring basis, and are determined under the fair value categories as follows (in thousands):

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Total	Quoted Price in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2019:
Short-term investments	$4,996	$4,996	$—	$—
Total Assets
Contingent consideration liabilities- current	$711	$—	$—	$711
Contingent consideration liabilities- non-current	1,116	—	—	1,116
Total contingent consideration	$1,827	$—	$—	$1,827

	Total	Quoted Price in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2018:
Short-term investments	$29,800	$29,800	$—	$—
Total Assets
Contingent consideration liabilities- current	$129	$—	$—	$129
Contingent consideration liabilities- non-current	2,367	—	—	2,367
Total contingent consideration	$2,496	$—	$—	$2,496

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

The following table sets forth the changes in the estimated fair value of the Company’s liabilities measured on a recurring basis using significant unobservable inputs (Level 3). The gain from change in fair value of contingent milestone and royalty payments resulted from updated estimated timing of payments, probability of success rates, the passage of time, updated discount rates matched to the estimated timing of payments, actual net sales of certain products for the nine months ended September 30, 2019, and estimated net sales for future royalty payment periods.

A change in estimated timing of payments, probability of success rates, or estimated net sales for future royalty payment periods would be expected to have a material impact on the fair value of contingent milestone and royalty payments.

Three Months Ended September 30, 2019:	(in thousands)
Balance as of June 30, 2019	$1,934
Contingent consideration liabilities settled	(42)
Gain from change in fair value of contingent consideration recorded in selling, general and administrative expenses	(65)
Fair value at September 30, 2019	$1,827

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Nine Months Ended September 30, 2019:	(in thousands)
Balance as of January 1, 2019	$2,496
Contingent consideration liabilities settled	(98)
Gain from change in fair value of contingent consideration recorded in selling, general and administrative expenses	(571)
Fair value at September 30, 2019	$1,827

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. EQUITY AND STOCK-BASED COMPENSATION

Common Stock

In August 2016, the Company entered into an equity distribution agreement (Distribution Agreement) with Piper Jaffray & Co. (Piper Jaffray), pursuant to which the Company may offer and sell shares of its common stock in “at the market” (ATM) offerings (as defined in Rule 415 of the Securities Act of 1933, as amended) having an aggregate offering price up to $25.0 million in gross proceeds from time to time through Piper Jaffray acting as sales agent. The shares offered and sold under the Distribution Agreement are covered by a registration statement on Form S-3 that was declared effective on August 24, 2016. Under the Distribution Agreement, during the nine months ended September 30, 2018, the Company sold 882,332 shares of common stock at an average price per share of $10.00 and received net proceeds of approximately $8.5 million (net of $0.3 million of offering costs), which consumed the remaining capacity under the Distribution Agreement. The Company used the net proceeds for general corporate purposes, including sales and marketing expenditures aimed at growing its business, research and development expenditures focused on product development, and investments in inventory and spinal instruments and sets.

In May 2018, the Company entered into another equity distribution agreement with Piper Jaffray (the May 2018 Distribution Agreement), pursuant to which the Company may offer and sell shares of its common stock in ATM offerings having an aggregate offering price up to $50.0 million in gross proceeds from time to time through Piper Jaffray acting as sales agent. The shares offered and sold under the May 2018 Distribution Agreement are covered by a registration statement on Form S-3 that was declared effective on August 24, 2016. On March 1, 2019, the Company terminated the May 2018 Distribution Agreement. The Company is not subject to any termination penalties related to the termination of the May 2018 Distribution Agreement. Prior to termination, the Company had not sold any shares of its Common Stock pursuant to the May 2018 Distribution Agreement.

In October 2018, the Company entered into an Underwriting Agreement (Underwriting Agreement) with Wells Fargo Securities, LLC, Piper Jaffray and Cantor Fitzgerald & Co. (Cantor Fitzgerald) acting as joint bookrunning managers and as representatives of the underwriters relating to the issuance and sale of 3,250,000 shares of the Company’s common stock. The price to the public in the offering was $15.50 per share, before underwriting discounts and commissions. The Company granted the underwriters an option, exercisable for 30 days, to purchase up to an additional 487,500 shares of common stock. The underwriters exercised this option and the offering closed on October 15, 2018 with the sale of 3,737,500 shares of the Company's common stock. The net proceeds to the Company from the offering were approximately $54.1 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. The Company used a portion of the net proceeds from the offering to repay all of its then-outstanding borrowings under the Credit Facility, and intends to use the remaining proceeds for general corporate purposes, including general and administrative expenses, capital expenditures and general working capital purposes.

In March 2019, the Company entered into a controlled equity offering sales agreement (Sales Agreement) with Cantor Fitzgerald to sell shares of its common stock having an aggregate offering price of up to $50.0 million from time to time, through an ATM offering under which Cantor Fitzgerald will act as sales agent. The shares offered and sold under the Sales Agreement are covered by a registration statement on Form S-3 that was declared effective on August 24, 2016, and a prospectus supplement related to the ATM offering, dated March 1, 2019. The Company did not sell any shares of common stock under the Sales Agreement during the nine months ended September 30, 2019 and, on October 23, 2019, notified Cantor Fitzgerald of its intent to terminate the agreement, which the Company and Cantor Fitzgerald mutually agreed to terminate effective as of October 23, 2019.

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
In May 2015, the Company adopted the 2015 Incentive Award Plan, which was subsequently amended and restated with approval of the Company's stockholders. In February and March 2018, the Company's board of directors approved amendments to the plan that increased the share reserve by an aggregate of 2,726,000 shares over the then-existing share reserve thereunder, subject to stockholder approval. The Company's stockholders approved both amendments on May 30, 2018 (the 2015 Incentive

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Award Plan, as amended and restated to date, the Restated Plan). Under the Restated Plan, the Company can grant its employees, non-employee directors and consultants incentive stock options and non-qualified stock options, restricted stock, performance stock, dividend equivalent rights, stock appreciation rights, stock payment awards and other incentive awards. The aggregate number of shares that may be issued or transferred pursuant to awards under the Restated Plan is the sum of (1) the number of shares issuable upon exercise or vesting of the number of Integra equity awards converted to the Company's equity awards under the Restated Plan as of the date of the spin-off and (2) 6,235,500 shares of its common stock in respect of awards granted under the Restated Plan. As of September 30, 2019, 1,834,877 shares were available for issuance under the Restated Plan.

In 2016, the Company established the 2016 Employment Inducement Incentive Award Plan (the 2016 Plan), a broad-based incentive plan which allows for the issuance of stock-based awards, including non-qualified stock options, restricted stock awards, performance awards, restricted stock unit awards and stock appreciation rights, to those individuals and in those circumstances described below. An aggregate of 1,000,000 shares are reserved for issuance under the 2016 Plan. The Company has not awarded any shares under the 2016 Plan as of September 30, 2019. As a result of the stockholders' approval of the Restated Plan, the Company's board of directors will not grant any awards under the 2016 Plan.

In June 2018, the Company established the 2018 Employment Inducement Incentive Award Plan (the 2018 Inducement Plan). The terms of the 2018 Plan are substantially similar to the terms of the Restated Plan with these principal exceptions: (1) incentive stock options may not be granted under the 2018 Inducement Plan; (2) there are no annual limits on awards that may be issued to an individual under the 2018 Inducement Plan; (3) awards granted under the 2018 Inducement Plan are not required to be subject to any minimum vesting period; and (4) awards may be granted under the 2018 Inducement Plan only to those individuals and in those circumstances described below. An aggregate of 2,000,000 shares are reserved under the 2018 Inducement Plan. As of September 30, 2019, 1,939,750 shares were available for issuance under the 2018 Inducement Plan.

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
Forfeiture Rate Assumptions
Stock-based compensation expense related to all equity awards includes an estimate for forfeitures. The expected forfeiture rate of all equity-based compensation is based on historical experience of pre-vesting forfeitures on awards and options by each homogenous group of shareowners. For awards and options granted to non-executive employees, the forfeiture rate is estimated to be 14% annually for the nine months ended September 30, 2019 and 13% annually for the nine months ended September 30, 2018. There is no forfeiture rate applied to awards or options granted to non-employee directors or executive employees because their pre-vesting forfeitures are anticipated to be highly unlikely. As individual awards and options become fully vested, stock-based compensation expense is adjusted to recognize actual forfeitures.
Restricted Stock Awards and Restricted Stock Units
The Company expenses the fair value of restricted stock awards and of restricted stock units on an accelerated basis over the vesting period or requisite service period, whichever is shorter.

No restricted stock units were granted to non-employee directors during the three or nine months ended September 30, 2019 or 2018. During the nine months ended September 30, 2019 and 2018, there were 76,471 and 95,658 shares of restricted stock awards granted to non-employee directors, respectively.

During the three and nine months ended September 30, 2019, there were 34,100 and 252,710 restricted stock units granted to employees, respectively. During the three and nine months ended September 30, 2018, there were 67,319 and 554,600 restricted stock units granted to employees, respectively. Of such restricted stock units granted to employees during the nine months ended September 30, 2018, 341,808 were granted, in part, out of the increase to the share reserve under the Restated Plan adopted by the Company's board of directors on February 1, 2018, all of which were granted subject to stockholder approval of the Restated Plan (the Contingent RSUs). On May 30, 2018, the Company's stockholders approved the Restated Plan, and in accordance with the Codification 718, Compensation-Stock Compensation, the Company began recognizing the expense for the Contingent RSUs over the requisite service period.

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

No shares of restricted stock awards were granted to employees during the three or nine months ended September 30, 2019 or 2018.
As of September 30, 2019, there was approximately $4.3 million of unrecognized compensation expense related to the unvested portions of restricted stock awards and of restricted stock units. This expense is expected to be recognized over a weighted-average period of approximately 0.8 years.

Stock Options

Stock option grants to employees generally have a requisite service period of four years, and stock option grants to non-employee directors generally have a requisite service period of one year. Both are subject to graded vesting. The Company records stock-based compensation expense associated with stock options on an accelerated basis over the applicable vesting period within each grant and based on their fair value at the date of grant using the Black-Scholes-Merton option pricing model. No stock options were granted during the three months ended September 30, 2019. There were 22,500 stock options granted during the three months ended September 30, 2018, and 434,708 and 27,500 stock options granted during the nine months ended September 30, 2019 and 2018, respectively. The following weighted-average assumptions were used in the calculation of fair value for options granted during the period indicated.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2018	2019	2018
Expected dividend yield	0%	0%	0%
Risk-free interest rate	2.8%	2.5%	2.8%
Expected volatility	25.6%	30.3%	25.6%
Expected term (in years)	4.9	2.9	4.9

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

As of September 30, 2019, there was approximately $1.0 million of unrecognized compensation expense related to unvested stock options. This expense is expected to be recognized over a weighted-average period of approximately 1.3 years.
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

Subject to stockholder approval, on and effective as of November 2, 2018, the Company's board of directors approved an amendment to the ESPP pursuant to which the share reserve under the ESPP would increase from 400,000 shares to 800,000 shares. On May 29, 2019, the Company's stockholders approved that amendment. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended. The ESPP contains a restart feature, such that if the market price of the stock at the end of any six-month purchase period is lower

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

than the market price at the original grant date of an offering period, that offering period will terminate after that purchase date, and a new two-year offering period will commence on the January 1 or July 1 immediately following the date the original offering period terminated. This restart feature was triggered on the purchase date that occurred on December 31, 2016, such that the offering period that commenced on July 1, 2016 was terminated, and a new two-year offering period commenced on January 1, 2017 and ended on December 31, 2018. The restart feature was triggered again on the purchase date that occurred on June 30, 2019, such that the offering period that commenced on January 1, 2019 was terminated, and a new two-year offering period commenced on July 1, 2019 and will end on June 30, 2021. The Company applied share-based payment modification accounting to the awards that were initially valued at the grant date to determine the amount of any incremental fair value associated with the modified awards. The impact to stock-based compensation expense for modifications during the nine months ended September 30, 2019 was immaterial.

During the nine months ended September 30, 2019 and 2018, there were 64,008 and 80,907 shares of common stock, respectively, purchased under the ESPP. The Company recognized $0.6 million and $0.2 million, respectively, in expense related to the ESPP for the nine months ended September 30, 2019 and 2018. As of September 30, 2019, 336,056 shares were available under the ESPP for future issuance.

The Company estimates the fair value of shares issued to employees under the ESPP using the Black-Scholes-Merton option-pricing model. The following weighted average assumptions were used in the calculation of fair value of shares under the ESPP at the grant date for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	1.9%	2.4%	1.4%	2.0%
Expected volatility	36.6%	34.2%	21.9%	29.4%
Expected term (in years)	1.3	1.3	0.7	1.3

10. LEASES

The Company leases administrative, manufacturing, research, and distribution facilities and various manufacturing, office and transportation equipment through operating lease agreements.

Future minimum lease payments under the Company's operating leases at September 30, 2019 are as follows:

Payments Due by Calendar Year
(In thousands)
2019	987
2020	3,243
2021	2,162
2022	2,183
2023	1,508
Thereafter	4,537
Total minimum lease payments	$14,620

Total lease expense was $0.5 million for each of the three months ended September 30, 2019 and 2018 and was $1.6 million for each of the nine months ended September 30, 2019 and 2018.

11. INCOME TAXES
The following table summarizes the Company’s effective tax rate for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Reported income tax expense rate	(2.4)%	1.1%	(0.9)%	—%

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company recorded a provision for income tax expense for the three and nine months ended September 30, 2019 primarily related to foreign and state operations.

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

The following table disaggregates revenue by major sales channel for each of the periods presented (in thousands):

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
	United States	International	Total	United States	International	Total
Orthobiologics	$18,165	$1,908	$20,073	$53,362	$5,821	$59,183
Spinal implants	17,371	2,444	19,815	49,197	6,964	56,161
Total revenue, net	$35,536	$4,352	$39,888	$102,559	$12,785	$115,344

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	United States	International	Total	United States	International	Total
Orthobiologics	$16,689	$1,840	$18,529	$49,140	$6,046	$55,186
Spinal implants	15,028	2,277	17,305	44,754	5,478	50,232
Total revenue, net	$31,717	$4,117	$35,834	$93,894	$11,524	$105,418

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

•
our ability to successfully develop new and next-generation products and the costs associated with designing and developing those new and next-generation products, including risks inherent in newly initiated collaborations, such as with restor3d, Inc., or use of nascent manufacturing techniques, such as additive processing/3D printing;

•
physicians’ willingness to adopt our recently launched and planned products, customers’ continued willingness to pay for our products and third-party payors’ willingness to provide or continue coverage and appropriate reimbursement for any of our products and our ability to secure regulatory clearance and/or approval for products in development;

•
our ability to attract and retain new, high-quality distributors, whether as a result of perceived deficiencies, or gaps, in our existing product portfolio, inability to reach agreement on financial or other contractual terms or otherwise, as well as disruption associated with restrictive covenants to which distributors may be subject and potential litigation and expense associated therewith;

•	our ability to continue to invest in medical education and training, product development, and/or sales and commercial marketing initiatives at levels sufficient to drive future revenue growth;

•
anticipated trends in our business, including consolidation among hospital systems, healthcare reform in the United States, increased pricing pressure from our competitors or hospitals, exclusion from major healthcare systems, whether as a result of unwillingness to provide required pricing or otherwise, and changes in third-party payment systems;

•
the risk of supply shortages, and the associated potentially long-term disruption to product sales, including as a result of our dependence on PcoMed to supply products incorporating NanoMetalene technology and a limited number of third-party suppliers for components and raw materials and certain     processing services;

•
unexpected expenses and delay and our ability to manage timelines and costs related to manufacturing our products including as a result of litigation or developing and supporting the full commercial launch of new products;

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
Intangible Amortization
Our intangible amortization, including the amounts reported in cost of goods sold, consists of acquisition-related amortization. We expect total annual amortization expense (including amounts reported in cost of goods sold) to be approximately $5.4 million in 2019, $4.3 million in 2020, $4.3 million in 2021, $4.1 million in 2022 and $3.5 million in 2023. See “RESULTS OF OPERATIONS-Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018-Impairment of Intangible Assets,” below.

RESULTS OF OPERATIONS

	Three Months Ended September 30,		2019 vs. 2018	Nine Months Ended September 30,		2019 vs. 2018
(In thousands, except percentages)	2019	2018	% Change	2019	2018	% Change
Total revenue, net	$39,888	$35,834	11%	$115,344	$105,418	9%
Cost of goods sold	14,407	14,247	1%	42,303	40,986	3%
Gross profit	25,481	21,587	18%	73,041	64,432	13%
Gross margin	63.9%	60.2%		63.3%	61.1%
Operating expenses:
Selling, general and administrative	30,134	27,041	11%	85,050	76,940	11%
Research and development	3,896	3,203	22%	10,995	8,783	25%
Intangible amortization	792	792	—%	2,377	2,376	—%
Impairment of intangible assets	—	—	—%	4,993	—	100%
Total operating expenses	34,822	31,036	12%	103,415	88,099	17%
Operating loss	(9,341)	(9,449)	(1)%	(30,374)	(23,667)	28%
Other expense, net	(97)	(190)	(49)%	(49)	(327)	(85)%
Loss before income taxes	(9,438)	(9,639)	(2)%	(30,423)	(23,994)	27%
Provision (benefit) for income taxes	225	(107)	NM	265	4	NM
Net loss	$(9,663)	$(9,532)	1%	$(30,688)	$(23,998)	28%
____________
NM: Percentage change is not meaningful

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018
Revenue
Total revenue, net for the three months ended September 30, 2019, was $39.9 million, an increase of 11% compared to the same period in 2018.

	Three Months Ended September 30,		2019 vs. 2018
	2019	2018	% Change
	(In thousands)
Orthobiologics	$20,073	$18,529	8%
United States	18,165	16,689	9%
International	1,908	1,840	4%

Spinal Implants	$19,815	$17,305	15%
United States	17,371	15,028	16%
International	2,444	2,277	7%

Total revenue, net	$39,888	$35,834	11%

	Three Months Ended September 30,		2019 vs. 2018
	2019	2018	% Change
	(In thousands)
United States	$35,536	$31,717	12%
International	4,352	4,117	6%
Total revenue, net	$39,888	$35,834	11%

Revenue from orthobiologics sales totaled $20.1 million for the three months ended September 30, 2019, an increase of $1.5 million or 8%, from the same period in 2018. Revenue from orthobiologics sales in the United States increased $1.5 million to $18.2 million for the three months ended September 30, 2019 compared to the same period in 2018. This growth was driven by sales of recently launched demineralized bone matrix (DBM) products, which was somewhat offset by expected cannibalization and other declines in legacy DBM product lines. Revenue from orthobiologics sales internationally, which can be volatile from quarter to quarter because of irregular ordering patterns from our stocking distributors, increased $0.1 million for the three months ended September 30, 2019 compared to the same period in 2018.
Revenue from spinal implant sales was $19.8 million for the three months ended September 30, 2019, an increase of $2.5 million or 15%, from the same period in 2018. Revenue from spinal implants sales in the United States increased $2.3 million to $17.4 million for the three months ended September 30, 2019 compared to the same period in 2018, due to growth contributed by sales of recently launched products and favorable procedural mix. Spinal implant surgery procedure volume increased by more than 10%, but were somewhat offset by continued low-single digit price declines. Revenue from spinal implant sales internationally, which can be volatile from quarter to quarter because of irregular ordering patterns from our stocking distributors, increased $0.2 million for the three months ended September 30, 2019 compared to the same period in 2018.
Cost of Goods Sold and Gross Margin
Cost of goods sold increased $0.2 million, to $14.4 million for the three months ended September 30, 2019, compared to the same period in 2018. Gross margin was 63.9% for the three months ended September 30, 2019 and 60.2% for the same period in 2018. The increase in gross margin was due to a shift in geographic and product mix, with higher gross margin U.S. revenue growing faster than international revenue and higher gross margin spinal implant product revenue growing faster than orthobiologics product revenue. Additionally, manufacturing scrap rates, inventory losses and excess and obsolete provisions were lower in the current period compared to the prior year period.
Cost of goods sold included $0.4 million and $0.8 million of amortization for product technology intangible assets for the three months ended September 30, 2019 and 2018, respectively.
Selling, General and Administrative
SG&A expenses increased $3.1 million to $30.1 million for the three months ended September 30, 2019 compared to the same period in 2018. The increase was mainly driven by higher sales commission expense due to increased revenue, and higher salaries and wages, and increased legal fees, freight and other logistics expenses.
Research and Development
R&D expenses increased $0.7 million to $3.9 million, or 10% of revenue, for the three months ended September 30, 2019 compared to the same period in 2018. The increase was primarily driven by a $0.5 million fee paid in connection with our recently announced development and license agreement for 3D-printed implants and the absence of a similar expense in the prior year period.
Intangible Amortization
Intangible amortization expense, excluding the amounts reported in cost of goods sold for product technology intangible assets, remained consistent at $0.8 million for both the three months ended September 30, 2019 and 2018.
Income Taxes

	Three Months Ended September 30,
	2019	2018
	(In thousands)
Loss before income taxes	$(9,438)	$(9,639)
Provision for income taxes	225	(107)
Effective tax rate	(2.4)%	1.1%

We reported income tax expense for the three months ended September 30, 2019 and 2018 primarily related to foreign and state operations.
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

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
Revenue
Total revenue, net for the nine months ended September 30, 2019 was $115.3 million, an increase of 9% compared to the same period in 2018.

	Nine Months Ended September 30,		2019 vs. 2018
	2019	2018	% Change
	(In thousands)
Orthobiologics	$59,183	$55,186	7%
United States	53,362	49,140	9%
International	5,821	6,046	(4)%

Spinal Implants	$56,161	$50,232	12%
United States	49,197	44,754	10%
International	6,964	5,478	27%

Total revenue, net	$115,344	$105,418	9%

	Nine Months Ended September 30,		2019 vs. 2018
	2019	2018	% Change
	(In thousands)
United States	$102,559	$93,894	9%
International	12,785	11,524	11%
Total revenue, net	$115,344	$105,418	9%
Revenue from orthobiologics sales totaled $59.2 million for the nine months ended September 30, 2019, an increase of $4.0 million, from the same period in 2018. Revenue from orthobiologics sales in the United States increased $4.2 million for the nine months ended September 30, 2019 compared to the same period in 2018. This growth was driven primarily by sales of recently launched DBM products, which was somewhat offset by expected cannibalization of a legacy DBM product line. Revenue from orthobiologics sales internationally, which can be volatile from quarter to quarter because of irregular ordering patterns from our stocking distributors, decreased $0.2 million for the nine months ended September 30, 2019 compared to the same period in 2018.
Revenue from spinal implant sales totaled $56.2 million for the nine months ended September 30, 2019, an increase of $5.9 million, from the same period in 2018. Revenue from spinal implant sales in the United States increased $4.4 million for the nine months ended September 30, 2019 compared to the same period in 2018, due to the revenue growth contributed by sales of recently launched products and favorable procedure mix. Spinal implant surgery procedure volumes increased by approximately 11%, but were somewhat offset by continued low-single digit price declines. Revenue from spinal implant sales internationally, which can be volatile from quarter to quarter because of irregular ordering patterns from our stocking distributors, increased $1.5 million for the nine months ended September 30, 2019 compared to the same period in 2018. Revenue growth was led by replenishment orders from our distributors in Australia and Europe.
Cost of Goods Sold and Gross Margin
Cost of goods sold increased $1.3 million to $42.3 million for the nine months ended September 30, 2019, compared to the same period in 2018. Gross margin was 63.3% for the nine months ended September 30, 2019, compared to 61.1% for the same period in 2018. The increase in gross margin was due to a shift in product mix, with the higher margin spinal implant product revenue growing slightly faster than orthobiologics product revenue. Additionally, manufacturing scrap, inventory losses and excess and obsolete provisions were lower in the current period compared to the prior year period.
Cost of goods sold included $1.9 million and $2.5 million of amortization for product technology intangible assets, for the nine months ended September 30, 2019 and 2018, respectively.
Selling, General and Administrative
SG&A expenses increased $8.1 million to $85.1 million for the nine months ended September 30, 2019 compared to the same period in 2018. The increase was mainly driven by higher sales commission expense due to increased revenue, increased stock-based compensation due to the value of the Contingent RSUs granted in 2018 not being expensed until after stockholder approval was obtained in May 2018 (see Note 9 "Equity and Stock-Based Compensation" to the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this report) and higher salaries and wages, legal fees, and freight and other logistics expenses.
Research and Development
R&D expenses increased $2.2 million to $11.0 million, or 10% of revenue, for the nine months ended September 30, 2019 compared to the same period in 2018. The increase was primarily driven by increased salaries and wages, a $0.5 million fee paid in connection with our recently announced development and license agreement for 3D-printed implants and higher stock-based compensation due to the value of the Contingent RSUs granted in 2018 not being expensed until after stockholder approval was obtained in May 2018.
Intangible Amortization
Intangible amortization expense, excluding the amounts reported in cost of goods sold for product technology intangible assets, was $2.4 million for each of the nine months ended September 30, 2019 and 2018.
Impairment of Intangible Assets
Impairment of intangible assets was $5.0 million for the nine months ended September 30, 2019, compared to zero for the same period in 2018. We shifted our commercialization strategy with respect to the product technologies we acquired from NLT due to market trend factors, new features necessary to be competitive, and more cost-effective internal development initiatives. Accordingly, we evaluated the ongoing value of the product technology intangible assets associated with the acquisition of these assets. Based on this evaluation, we determined that intangible assets with a carrying amount of $6.8 million were no longer recoverable and were impaired, and we wrote those intangible assets down to their estimated fair value of $1.8 million.

Income Taxes

	Nine Months Ended September 30,
	2019	2018
	(In thousands)
Loss before income taxes	$(30,423)	$(23,994)
Provision for income taxes	265	4
Effective tax rate	(0.9)%	—%

We reported income tax expense for the nine months ended September 30, 2019 primarily related to foreign and state operations. See “-Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018-Income Taxes,” above, for information related to the effect of the Tax Act on our taxes.

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
Loss before income taxes includes the following special charges/(gains) for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Special Charges/(Gains):	(In thousands)
Impairment of intangible assets(1)	$—	$—	$4,993	$—
Gain from change in fair value of contingent consideration liabilities(2)	(65)	(176)	(571)	(893)
Total Special (Gains)/Charges	$(65)	$(176)	$4,422	$(893)
(1) Relates to the impairment of the product technology intangible assets associated with the NLT acquisition.
(2) Relates to the net decrease in the fair value of contingent liabilities associated with the NLT acquisition.
The items reported above are reflected in the consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Impairment of intangible assets	$—	$—	$4,993	$—
Selling, general and administrative	(65)	(176)	(571)	(893)
Total Special (Gains)/Charges	$(65)	$(176)	$4,422	$(893)

Liquidity and Capital Resources
Overview

As of September 30, 2019, we had cash, cash equivalents and investments totaling approximately $27.3 million, and $25.0 million of current borrowing capacity was available under our credit facility. We believe that our cash, cash equivalents and investments on hand and the amount currently available to us under our credit facility will be sufficient to fund our operations for at least the next twelve months.

Credit Facility

We have a $30.0 million credit facility with Wells Fargo Bank, National Association which matures in July 2021, subject to a one-time, one-year extension at our election. In addition, at any time through July 27, 2020, we may increase the borrowing limit by up to an additional $10.0 million, subject to us having sufficient amounts of eligible accounts receivable and inventory and to customary conditions precedent, including obtaining the commitment of lenders to provide such additional amount. At September 30, 2019, we had no outstanding borrowings under the credit facility. The borrowing capacity under the credit facility is determined monthly and is based on the amount of our eligible accounts receivable and inventory balances and qualified cash (as defined in the credit facility). Depending on the extent to which our eligible accounts receivable and inventory balances increase, our borrowing capacity could increase by as much as an additional $1.5 million from the $25.0 million available as of September 30, 2019 before we are required to maintain the minimum fixed charge coverage ratio as discussed below. The credit facility contains various customary affirmative and negative covenants, including prohibiting us from incurring indebtedness without the lender’s consent. Under the terms of the credit facility, if our Total Liquidity (as defined in the credit facility) is less than $5.0 million, we are required to maintain a minimum fixed charge coverage ratio of 1.10 to 1.00 for the applicable measurement period. Our Total Liquidity was $49.0 million at September 30, 2019, and therefore that financial covenant was not applicable at that time.

Business Combinations

In August 2016, we entered into an asset purchase agreement with NLT to acquire certain of the assets of NLT’s medical device business related to the expandable interbody medical devices. We made an up-front cash payment of $1.0 million in connection with the initial closing in September 2016 and issued 350,000 shares of our common stock in January 2017 as contingent closing consideration. At September 30, 2019, we recorded a $1.5 million liability representing the estimated fair value of future contingent milestone payments related to the achievement of certain commercial milestones, which we anticipate will become payable at varying times between 2020 and 2025, and a $0.3 million liability representing the estimated fair value of future contingent royalty payments based on percentages of our future net sales of certain of the products and technology we acquired, which we anticipate will become payable at varying times between 2019 and 2030. The contingent milestone payments, if any, are payable in cash or in shares of our common stock, at our election. The contingent royalty payments are payable in cash.

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

In May 2018, we entered into another equity distribution agreement with Piper Jaffray (the May 2018 Distribution Agreement), pursuant to which we may offer and sell shares of our common stock in ATM offerings having an aggregate offering price up to $50.0 million in gross proceeds from time to time through Piper Jaffray acting as sales agent. The shares offered and sold under the May 2018 Distribution Agreement are covered by a registration statement on Form S-3 that was declared effective on August 24, 2016. On March 1, 2019, we terminated the May 2018 Distribution Agreement. We are not subject to any termination penalties related to the termination of the May 2018 Distribution Agreement. Prior to termination, we had not sold any shares of our common stock pursuant to the May 2018 Distribution Agreement.

In March 2019, we entered into a controlled equity offering sales agreement (Sales Agreement) with Cantor Fitzgerald & Co. (Cantor Fitzgerald) to sell shares of our common stock having an aggregate offering price of up to $50.0 million from time to time, through an ATM offering under which Cantor Fitzgerald will act as sales agent. The shares offered and sold under the Sales Agreement are covered by a registration statement on Form S-3 that was declared effective on August 24, 2016, and a prospectus supplement related to the ATM offering, dated March 1, 2019. We did not sell any shares of common stock under the Sales Agreement and, on October 23, 2019, we notified Cantor Fitzgerald of our intent to terminate the agreement, which we and Cantor Fitzgerald mutually agreed to terminate effective as of October 23, 2019.

Underwritten Offering

In October 2018, we entered into an Underwriting Agreement (Underwriting Agreement) with Wells Fargo Securities, LLC, Piper Jaffray and Cantor Fitzgerald acting as joint bookrunning managers and as representatives of the underwriters relating to the issuance and sale of 3,250,000 shares of our common stock. The price to the public in the offering was $15.50 per share, before underwriting discounts and commissions. We granted the underwriters an option, exercisable for 30 days, to purchase up to an additional 487,500 shares of common stock. The underwriters exercised this option and the offering closed on October 15, 2018 with the sale of 3,737,500 shares of our common stock. The net proceeds from the offering were approximately $54.1 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by us. We used a portion of the net proceeds from this offering to repay all of our then outstanding borrowings under our Wells Fargo credit facility, and we intend to use the remaining proceeds for general corporate purposes, including research and development, general and administrative expenses, capital expenditures and general working capital purposes.

Cash and Cash Equivalents
We had cash and cash equivalents totaling approximately $22.3 million and $24.2 million at September 30, 2019 and December 31, 2018, respectively.
Cash Flows

	Nine Months Ended September 30,		2019 vs. 2018
	2019	2018	% Change
	(In thousands)
Net cash used in operating activities	$(15,130)	$(8,601)	75.9%
Net cash provided by (used in) investing activities	14,663	(6,565)	(323.4)%
Net cash (used in) provided by financing activities	(1,267)	16,233	(107.8)%
Effect of exchange rate changes on cash and cash equivalents	(185)	(73)	153.4%
Net change in cash and cash equivalents	$(1,919)	$994	(293.1)%

Net Cash Flows Used in Operating Activities
Net cash used in operating activities for the nine months ended September 30, 2019 increased by $6.5 million compared to the same period in 2018. The increase was primarily due to an increase in accounts receivable and higher inventory levels to support recent and upcoming product launches and expected future revenue growth.
Net Cash Flows Provided by (Used in) Investing Activities
Net cash provided by investing activities was $14.7 million for the nine months ended September 30, 2019 compared to net cash used in investing activities of $6.6 million for the same period in 2018. The increase was due to $25.0 million in maturities of our investments in U.S. Treasury Bills, which was partially offset by larger investments in spinal instruments and sets to support recent and upcoming spinal implant product launches.
Net Cash Flows (Used in) Provided by Financing Activities
Net cash used in financing activities was $1.3 million for the nine months ended September 30, 2019. It was comprised primarily of $2.1 million of cash for tax payments we made on our employees' behalf for shares we withheld from such employees on the vesting of restricted stock awards to cover statutory tax withholding requirements, partially offset by $0.7 million of proceeds from the issuance of common stock under our ESPP and by $0.2 million of proceeds from the exercise of stock options. Net cash provided by financing activities was $16.2 million for the nine months ended September 30, 2018 and was comprised primarily of $8.5 million of net proceeds from the sale of shares of our common stock under the ATM equity offering program, $7.0 million in borrowings under our revolving line of credit, $0.5 million in proceeds from the issuance of stock under our ESPP, and $0.9 million in proceeds from the exercise of stock options, partially offset by $0.6 million of cash for tax payments we made on our employees' behalf for shares we withheld from such employees on the vesting of restricted stock awards to cover statutory tax withholding requirements.
Off-Balance Sheet Arrangements
There were no off-balance sheet arrangements as of September 30, 2019 that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our business.

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

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs

July 1 - July 31	11,213	$12.89	—	—
August 1 - August 31	492	$12.47	—	—
September 1 - September 30	1,270	$11.01	—	—

(1)	These shares were surrendered to the Company to satisfy tax withholdings obligations in connection with the vesting of restricted stock awards.

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

† The financial information of SeaSpine Holdings Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 filed on October 29, 2019 formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Loss, (iii) the Condensed Consolidated Balance Sheets, (iv) Parenthetical Data to the Condensed Consolidated Balance Sheets, (v) the Condensed Consolidated Statements of Cash Flows, (vi) the Condensed Consolidated Statements of Equity, and (vii) Notes to Unaudited Condensed Consolidated Financial Statements, is furnished electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEASPINE HOLDINGS CORPORATION

Date:	October 29, 2019	/s/ Keith C. Valentine
Keith C. Valentine
President and Chief Executive Officer
(Principal Executive Officer)

Date:	October 29, 2019	/s/ John J. Bostjancic
John J. Bostjancic
Chief Financial Officer
(Principal Financial Officer)