Form 10-K
period 2019-12-31
SeaSpine Holdings Corp
filed 2020-02-28
CIK 1637761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
COMMISSION FILE NO. 001-36905

SeaSpine Holdings Corporation
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	47-3251758
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

5770 Armada Drive, Carlsbad, California	92008
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	(ZIP CODE)
REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (760) 727-8399

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Trading Symbol(s)	Name of Exchange on Which Registered
Common Stock, Par Value $.01 Per Share	SPNE	The Nasdaq Stock Market LLC
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes   ☐   No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes  ☐
 No  ☒
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

As of the last business day of the registrant's most recently completed second fiscal quarter (June 28, 2019), the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $208,280,116 based upon the closing sales price of the registrant’s common stock on The Nasdaq Global Select Market on such date. The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of February 21, 2020 was 27,236,503.

DOCUMENTS INCORPORATED BY REFERENCE:
Certain portions of the registrant’s definitive proxy statement relating to its 2020 Annual Meeting of Stockholders (scheduled for June 3, 2020) are incorporated by reference in Part III of this report.

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

ITEM 1. BUSINESS

Overview

We are a global medical technology company focused on the design, development and commercialization of surgical solutions for the treatment of patients suffering from spinal disorders. We have a comprehensive portfolio of orthobiologics and spinal implants solutions to meet the varying combinations of products that neurosurgeons and orthopedic spine surgeons need to perform fusion procedures on the lumbar, thoracic and cervical spine. Our orthobiologics products consist of a broad range of advanced and traditional bone graft substitutes that are designed to improve bone fusion rates following a wide range of orthopedic surgeries, including spine, hip, and extremities procedures. Our spinal implants portfolio consists of an extensive line of products to facilitate spinal fusion in degenerative, minimally invasive surgery (MIS), and complex spinal deformity procedures. Expertise in both orthobiologic sciences and spinal implants product development allows us to offer surgeon customers a differentiated portfolio and a complete solution to meet their patients' fusion requirements. We currently market our products in the United States and in approximately 30 countries worldwide.

We were incorporated in Delaware on February 12, 2015 in connection with the spin-off of the orthobiologics and spinal implants business of Integra LifeSciences Holdings Corporation (Integra), a diversified medical technology company. The spin-off occurred on July 1, 2015. Our corporate offices are at 5770 Armada Drive, Carlsbad, California.

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

In spinal fusion procedures, two or more vertebrae are fused to eliminate instability as a result of deformity, degeneration or trauma affecting the vertebrae and intervertebral discs. During the procedure, spinal implant products are used to decompress, align, and stabilize the spine and the surgeon will often remove the damaged intervertebral disc and replace it with a bone graft substitute to allow new bone to grow and to fuse the affected vertebrae together. In addition to the bone graft substitute, the surgeon may replace the removed disc with an interbody device. An interbody device, which may be made out of machined bone, titanium, or polyetheretherketone (PEEK) is designed to maintain spine alignment and appropriate spacing while allowing bone to grow between the vertebrae to achieve bone fusion. Procedures that include the implantation of interbody devices are often referred to by the surgical approach used to place the interbody device in the disc space. A lateral lumbar interbody fusion uses an approach that accesses the spine from the side of the patient’s body; a posterior lateral interbody fusion uses a direct posterior approach from the patient’s back; a transforaminal lumbar interbody fusion uses an angled approach from either the left or right side of the back; and an anterior lumbar interbody fusion uses a direct anterior approach from the patient’s front (stomach) area.

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

•
Our integrated orthobiologics business designs and processes an extensive and differentiated offering of orthobiologics products. We offer a broad range of differentiated orthobiologics products that better positions us to meet the needs of our surgeon customers compared to our competitors who focus primarily on spinal implant products. For example, our proprietary Accell Bone Matrix technology is combined with traditional demineralized bone matrix (DBM) forms designed to provide both immediate and sustained availability of the natural array of osteoinductive bone proteins. Similarly, our research and development team developed our proprietary demineralized fiber technology by testing various geometries in an effort to optimize the combination of inductivity, conductivity, handling, and expansion properties. We believe that we have the number two market position in the United States DBM market with an estimated 18% market share.

•
A range of innovative, PEEK interbody devices that incorporate NanoMetalene, a proprietary titanium surface technology. We currently offer a wide range of sterile-packaged interbody devices that incorporate our proprietary

NanoMetalene surface technology and we expect to continue to launch additional products incorporating NanoMetalene technology. NanoMetalene is a proprietary surface technology for interbody implants that incorporates a sub-micron layer of commercially pure titanium molecularly bonded to a PEEK implant using a high-energy, low-temperature process called atomic fusion deposition. NanoMetalene is designed to provide implants a bone-friendly titanium surface on endplates and throughout graft apertures, while retaining the benefits associated with traditional PEEK implants, such as biocompatibility, a modulus of elasticity similar to bone, and excellent radiographic visibility for post-operative imaging.

We expanded the use of NanoMetalene with the launch of five interbody products featuring Reef Topography™. Reef Topography™ describes machined macrostructures and undercut features that are designed to act as an integrated fusion scaffolding that enhances our NanoMetalene technology and provides an innovative structure with increased surface area for new bone to grow onto and into the interbody device. We have exclusive rights to NanoMetalene and Reef Topography technologies within the spine market.

•
A synergistic channel strategy for orthobiologics products. Our dual branding strategy allows us to market our orthobiologics products through independent sales agents who carry competitive spinal implant products. Specifically, we market our orthobiologics under the SeaSpine and Isotis brands, which allows sales agents who sell spinal implant products competitive with ours to continue to represent our orthobiologics products. We believe this dual branding strategy allows us to penetrate a greater number of customer accounts than we would otherwise serve if we marketed our orthobiologics products under a single brand.

•
Our own orthobiologics design, development and manufacturing operations. While many of our spinal implant competitors source their orthobiologics products from tissue banks or original equipment manufacturers to supplement their spinal implant portfolio, we design and develop the vast majority of our orthobiologics products internally and manufacture them at our facility in Irvine, California. By controlling the design and manufacturing processes, we should be able to better control the cost of our products and provide operational leverage with volume increases.

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

•
Clinical affairs programs to generate postmarket data. We plan to invest in additional clinical development programs designed to generate peer-reviewed clinical data that we believe will support the performance of select orthobiologics and spinal implant solutions that may be compared to competing technologies. We believe that our NanoMetalene and Reef Topography technologies may have advantages over many existing implant materials and surface options, and that our fibers-based OsteoStrand® and OsteoStrand Plus tissue products are more efficacious and cost effective than, higher cost cellular allografts bone grafts. We have initiated studies to generate data on the surface characteristics of titanium and the mechanical properties and radiolucency of PEEK interbody implants, which NanoMetalene technology combines into a single device, and on the performance of our fibers-based products.

•
Opportunities to enhance our product offering through strategic alliances and acquisitions. We currently market several products under distribution agreements and licenses with third-parties. We intend to continue to pursue alliances and acquisition opportunities that we believe will provide us with technologies to strengthen our market position and grow our business. For example, in September 2019, we announced a development and licensing agreement with restor3D, a privately-held medical device company co-founded by Ken Gall, Professor of Mechanical Engineering at Duke University, to co-develop 3D-printed titanium implants with enhanced anatomical fit and superior integrative properties, and in January 2020, we announced a strategic alliance agreement with 7D Surgical, Inc., a privately-held Toronto-based company developing advanced image guidance technologies and machine-vision-based registration algorithms to improve surgical workflow and patient care, under which we will seek to offer a customized, best-in-class navigational solution and enabling technology to our hospital and surgeon customers on a non-exclusive basis.

Our Products

We offer a portfolio of orthobiologics and spinal implant products for the treatment of patients suffering from spinal and other orthopedic disorders. Information regarding the amount and percentage of total revenue contributed by our orthobiologics and spinal implant products for each of the last two fiscal years may be found in Part II, Item 7 of this report under the sections entitled “Year Ended December 31, 2019 Compared to Year Ended December 31, 2018—Revenue” and in Part II, Item 8 of this report in the Notes to Consolidated Financial Statements in Note 10, “Segment and Geographic Information.”

Orthobiologics

Our orthobiologics products are used in orthopedic and dental procedures and consist of a broad range of bone graft substitutes intended to address the key elements of bone regeneration.

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

Our orthobiologics portfolio includes fibers-based and particulate DBM, collagen ceramic matrices, demineralized cancellous allograft bone and synthetic bone void fillers. We offer our orthobiologics products in the form of fibers, putties, pastes, strips and DBM in a resorbable mesh for a range of surgical applications.

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

Our OsteoStrand® and Strand® Demineralized Bone Fibers product lines as well as our OsteoStrand Plus and Strand Plus product lines, which incorporate our proprietary Accell Bone Matrix, provide 100% demineralized bone fibers designed to facilitate and aid in fusion by maximizing osteoinductive content while providing an improved conductive matrix. The fibers were developed through a process that evaluated a variety of fiber geometries to optimize osteoinductivity and osteoconductivity, intraoperative handling and controlled expansion in order to facilitate surgical placement, to maintain surgical position and to allow the fibers to better fill the surgical defect with the overriding goal to improve fusion potential.

Our OsteoBallast® and Ballast® Demineralized Bone Matrix in Resorbable Mesh product lines are designed to facilitate and aid in fusion. These products, which consist of a resorbable mesh containing 100% DBM without a carrier, are designed to simplify graft placement and help prevent graft migration while maximizing DBM content. OsteoBallast® is designed to provide surgeons with a simple means for delivering bone graft in posterior spine surgery that contours to the local anatomy while maintaining shape and volume under compression. The simplified technique is intended to be particularly valuable in MIS procedures, where placing the graft accurately through tubes and small incisions can be challenging.

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

Degenerative

Our degenerative products include systems used in open and MIS procedures. Open procedures are still the most common surgical approach and involve a midline incision followed by retraction of the skin and soft tissues. We offer an extensive portfolio of degenerative products designed for use in both thoracolumbar and cervical spine cases.

Our innovative line of composite PEEK interbody devices featuring NanoMetalene surface technology and various footprint and lordotic options, is designed to maintain spine alignment and appropriate spacing while allowing bone to grow between the vertebrae to achieve bone fusion. Our Hollywood, Hollywood VI, and Ventura NanoMetalene interbody devices for transforaminal lumbar interbody fusion procedures can be used to fuse the lumbar spine through a posterior approach that starts off to one side of the patient’s back. Our Vu a∙POD™ Prime NanoMetalene® interbody device for anterior lumbar interbody fusion procedures can be used to fuse the spine through an anterior approach. Our Regatta NanoMetalene Lateral System is a comprehensive lateral lumbar interbody system that can be used to fuse the spine through a lateral approach. Our Cambria NanoMetalene interbody device can be used to fuse the cervical spine through an anterior approach. Our Shoreline® Anterior Cervical Standalone System, featuring the NanoMetalene with Reef Topography technologies, is a modular plate and interbody device designed to maximize intraoperative flexibility to address a wide range of anatomy, surgical situations or bone in anterior cervical fusions. In 2020, we plan to alpha launch additional NanoMetalene with Reef Topography interbody devices for transforaminal lumbar interbody fusion, posterior lumbar interbody fusion and anterior lumbar interbody fusion procedures. In addition to the novel 3D-printed titanium interbody devices we expect to alpha launch in 2020, we plan on a limited launch of our Explorer TO™ expandable interbody device system with complementary lordotic and parallel expanding implant options.

We offer a comprehensive portfolio of spinal fixation products for the cervical, thoracic and lumbar regions of the spine, consisting of rods, screws, plates and instrumentation to facilitate spinal decompression and fusion. Our Mariner Posterior Fixation System is a pedicle screw system for open and MIS procedures featuring modular threaded technology and accompanying instrumentation designed to reduce the number of trays needed for surgery and that provides surgeons with multiple intra-operative options to facilitate posterior lumbar fixation. We also offer a variety of screw and plating systems, such as our Cabo™ ACP Anterior Cervical Plating System, that combine large graft viewing windows and a visual confirmation locking system for cervical fixation.

Minimally Invasive Surgery

MIS procedures are less invasive than traditional open surgery procedures, and may result in reduced post-operative pain, faster rates of healing and fewer procedure complications by minimizing incision size and tissue dissection. Our surgeon customers utilize our iPassage™ MIS Retractors and NewPort™ Tube Retractors to perform MIS fusions and decompression procedures, a surgical technique used to alleviate pain caused from compression on the spinal cord or the nerves that emanate from it. During the procedure, the surgeon makes a small incision and inserts the retractor through the skin and soft tissues down to the spinal column, creating a tunnel to the spine. The retractor is kept in place to hold the muscles open throughout the procedure. Through this tunnel, the surgeon accesses the spine using small instruments and inserts implants necessary for fusion, such as the screws and rods of our Mariner MIS Posterior Fixation System and NewPort MIS solutions. Launched in 2019, the Mariner MIS Posterior Fixation System features low-profile, robust towers for rod introduction and reduction as well as ultra-tough modular extended tab heads, capable of providing powerful instrumented compression and distraction of the spine. Our NewPort MIS product has extended tabs for a small incision profile and offers two rod delivery options for both mini-open and percutaneous approaches. Our MIS portfolio also includes a comprehensive set of decompression instruments, static and expandable interbody devices, and screw systems designed to facilitate access to the treatment area while minimizing anatomical disruption.

Complex Spinal Deformity

Our spinal implant products are used in complex spinal deformity procedures involving multiple spine segments, challenging anatomy, tumors, traumatic injury and revision of previous fusion surgeries. We define deformity as any variation in the natural curvature of the spine, the most common of which is scoliosis, an abnormal lateral curvature of the spine. We offer several technologies designed to address the needs of our surgeon customers who perform complex deformity procedures and the various derotation techniques they use to correct spine curvature. For example, our Daytona® Deformity System uses extended tab uniplanar and polyaxial screws with multiple rod options and intuitive instrumentation to create a versatile system adaptable to surgeon preference. Our Daytona Small Stature System, which has an adolescent idiopathic scoliosis indication, is designed to address standard to complex deformity cases in smaller-sized patients who need a lower profile construct due to anatomy constraints. We provide our systems in multiple configurations and materials to address patient requirements, including titanium alloy and cobalt chrome alloy rod options, as well as multiple rod diameters. Offering products with varying rod diameter and materials provides the surgeon different rod stiffness to treat individual patients. We offer both implant- and instrument-based reduction capabilities with our extended tab and locking cap products, as well as our uniplanar and D-planar screws and rapid sequential reduction towers. Initially released in 2019 with full commercial launch in 2020, the Mariner Outrigger Revision System is an adjunct to the Mariner Posterior Fixation System designed to effectively revise and extend previous fusions. Our complex spinal implant portfolio allows surgeons to combine various product lines and approaches, offering several treatment options for the most difficult cases. In 2020, we plan to continue to extend the Mariner modular platform to address complex spine adult deformity pathologies.

Product Pipeline

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

We are also committed to developing new spinal implant products that leverage the NanoMetalene with Reef Topography, 3D-printed titanium and expandable interbody platforms technology and provide next generation solutions for our existing products or extend the range of solutions that we provide. We aim to further build upon our foundation of static and expandable interbodies through hyperlordotic and alternative approach options within the interbody space. We are also committed to providing products, such as additional hyperlordotic cage options and additional expandable technology solutions, to achieve appropriate curvature of the spine and that can improve sagittal balance, correcting the patient’s spinal alignment. We also plan to continue to develop next generation technologies that meet global demand, particularly with respect to cost and delivery methods in a manner which supports a scalable commercial model.

Sales and Distribution

We currently market and sell our products in the United States and in approximately 30 countries worldwide. Our United States sales organization consists of regional and territory business managers who oversee a broad network of independent orthobiologics and spinal implant sales agents that receive commissions from us based on sales they generate. Our international sales organization consists of a sales management team that oversees a network of independent orthobiologics and spinal implant stocking distributors that purchase our products directly from us and independently sell them. During 2019, our domestic and international revenues accounted for 89% and 11%, respectively, of total revenue. Information regarding financial data by geographic segment is set forth in Part II, Item 8 of this report in the Notes to Consolidated Financial Statements in Note 10, “Segment and Geographic Information.”

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

We have recently increased, and intend to continue to increase, the quality, size, exclusivity and geographic breadth of our network of independent sales agents in the United States. During 2018 and 2019, we gained representation in parts of the country where we had no representation or were significantly underrepresented. We anticipate adding additional independent sales agents in the United States in 2020. With certain of the new sales agents that we bring on board in territories with a high potential for growth, we focus on entering into relationships in which they carry our spinal implants and/or DBM products exclusively, except with respect to clinical markets that our products do not address. We believe these more exclusive relationships will allow us to grow faster and more cost effectively in these territories over the long term. We also plan to continue to invest in additional instrument sets and marketing and education efforts to support the expansion of our independent sales agent footprint.

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

We licensed three U.S. patents related to certain of our pedicle screw systems from Dr. Thomas T. Haider. The license agreement, as amended, expired when the last-to-expire licensed patent expired in December 2016. Sales of the products covered under this license agreement represented approximately 5% of our total revenue in 2019.

Our material registered and unregistered trademarks include: Accell®, Evo3®, Accell Evo3®, Accell Evo3®C, DynaGraft® II , IsoTis®, IsoTis OrthoBiologics®, OrthoBlast® II , Atoll™, Capistrano™, Coral®, Daytona®, Hollywood™, Malibu™, NanoMetalene®, NewPort™, Vu aPOD™, Vu aPOD™ Prime, OsteoSurge® 100 (or 300), SeaSpine®, Sierra™, Sonoma™, Shoreline®, Mariner®, TruProfile®, Ballast®, OsteoBallast®, Strand®, OsteoStrand®, SkipJack®, SkipJack Expandable Interbody®, and RAPID® and Regatta®.

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

Our primary competitors in the combined orthobiologics and spinal implant markets include Medtronic, DePuy Synthes Spine (a Johnson & Johnson company), NuVasive, Stryker, Globus Medical, Zimmer-Biomet, Orthofix, RTI Surgical, AlphaTec Spine, XTANT Medical, Baxter, Bioventus, Cerapedics and several smaller, biologically-focused companies.

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

Regulation

We are a manufacturer and marketer of medical devices and a tissue bank, and therefore are subject to extensive regulation by the FDA, other federal governmental agencies and, in some jurisdictions, by state and foreign governmental agencies. The regulations to which we are subject govern the introduction of new medical devices, the observance of certain standards with respect to the design, manufacture, testing, labeling, promotion and sales of devices, record maintenance, the ability to track devices, potential and actual product defect reporting, import and export of devices, and other matters.

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

Medical device regulations also are in effect in many of the countries in which we do business outside the United States. These laws range from comprehensive medical device approval and quality system requirements for some or all of our medical device products to simpler requests for product data or certifications. The number and scope of these requirements are increasing. Under the European Medical Devices Directive, medical devices must meet the Medical Devices Directive requirements and receive CE Mark Certification prior to marketing in the EU. CE Mark Certification requires a comprehensive quality system program, comprehensive technical documentation and data on the product, which are then reviewed by a Notified Body for most products. A Notified Body is an organization designated by the national governments of the EU member states to make independent judgments about whether a product complies with the requirements established by each CE marking directive. ISO 13485 is a recognized international quality standard designed to ensure that we develop and manufacture quality medical devices. Other countries are also instituting regulations regarding medical devices. Compliance with these regulations requires extensive documentation and clinical reports for all of our products, revisions to labeling, and other requirements such as facility inspections to comply with the registration requirements. A recognized Notified Body audits our facilities annually to verify our compliance with these standards.

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

Employees

As of February 21, 2020, we had 386 regular employees, 61 of whom were engaged in research and development, 110 in manufacturing, 115 in sales and marketing and 100 in general and administrative activities.

Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended, (the Exchange Act). In accordance with the Exchange Act, we file or furnish annual, quarterly and current reports, amendments to those reports, proxy statements and other information with the SEC. We make these reports and other information available free of charge on our website at www.seaspine.com under the investors page as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. All such reports were made available in this fashion during 2019.

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
We expect to incur losses for the foreseeable future as we dedicate significant resources to our marketing and product development strategy, including as we continue to: (i) develop new and next generation products and product line extensions (all of which we call “new products”); (ii) develop new medical techniques designed to enhance the utility of our products; (iii) collect clinical data and conduct clinical studies to differentiate our products from those of our competitors and to demonstrate the value of our products to current and prospective customers and payors; (iv) add independent sales agents and stocking distributors to increase our geographic sales coverage and penetration; (v) increase product inventory to raise the likelihood of success of new product launches; and (vi) invest in our Irvine manufacturing facility; (vii) expand our marketing campaigns and surgeon education and training programs. We cannot assure you that we will ever generate sufficient revenues from our operations to achieve profitability and, even if we achieve profitability, we cannot assure you that we will remain profitable. Our failure to achieve or maintain profitability could negatively affect the value of our securities and our ability to attract and retain personnel, raise capital, execute our business strategy or continue operations.
We operate in an industry and in market segments that are highly competitive and we may not compete successfully
There is intense competition among medical device companies that serve the spinal surgery market. We compete with established medical technology companies, as well as earlier-stage companies that often have differentiated technology and potentially superior solutions for the challenges facing our neurosurgeon and orthopedic spine surgeon customers and their patients. Our primary competitors include Medtronic, DePuy Synthes Spine (a Johnson & Johnson company), NuVasive, Stryker, Globus Medical, Zimmer-Biomet, Orthofix, RTI Surgical, AlphaTec Spine, XTANT Medical, Baxter, Bioventus, Cerapedics and several smaller, biologically-focused companies.

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
Our competitive position depends on our ability to achieve market acceptance for our current and future products. Market acceptance for any of our products requires, among other things, that we timely secure regulatory clearance and/or approval; demonstrate the value of our products, both to our surgeon customers and payors, which may require that we collect clinical data and/or conduct clinical studies; effectively educate and train our surgeon customers and their staff on the proper use of our products; obtain and maintain coverage and adequate reimbursement for our products, both within and outside the U.S., including under Medicare and Medicaid and from private payors; attract and retain a network of independent sales agents and stocking distributors focused on neurosurgeons and orthopedic spine surgeons; develop and execute an effective marketing strategy; protect the proprietary positions of our products, including through patent protection; and consistently produce quality products in sufficient quantities to meet demand. Significant risks are associated with each of these activities and other activities required to achieve market acceptance of both our current and future products, including risks inherent in newly initiated collaborations, such as with restor3d, Inc. and 7D Surgical, Inc., or use of nascent manufacturing or imaging techniques, such as additive processing (more commonly known as 3D printing) or advanced optical technologies and machine version-based registration algorithms. Some of these risks are more fully described elsewhere in this “Risk Factors” section.
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
Neurosurgeons and orthopedic spine surgeons play a significant role in determining the course of treatment and, ultimately, the product used to treat a patient. As a result, our success depends, in large part, on demonstrating to these surgeons the value of our products in the treatment of their patients. To do so requires that we continue to invest in medical education and training and, along with our independent sales agents and stocking distributors, demonstrate the merits of our products and underlying technology compared to those of our competitors. Surgeons who do not use our products may be hesitant to do so for the following or other reasons:

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
The healthcare industry, both within and outside the U.S., has experienced a trend toward cost containment as government and private insurers seek to control rising healthcare costs by imposing lower payment and negotiating reduced contract rates with service providers. Third-party payors continually review their coverage and reimbursement policies for procedures involving the use of our products and can, without notice, eliminate or reduce coverage or reimbursement for our products. For example, in the past, a major national third-party insurer in the U.S. reduced coverage (from all or most cases to limited indications) for biomechanical devices (e.g., spine cages) used in cervical fusion procedures, stating that the devices had not been shown to be more effective than bone graft. In addition, certain insurers have limited coverage for vertebral fusions in the lumbar spine and other insurers may adopt similar coverage decisions in the future. Patients covered by these insurers may be unwilling or unable to afford lumbar fusion surgeries to treat their conditions, which could materially harm or limit our ability to sell our products designed for such surgeries. Further, third-party payors of hospital services and hospital outpatient services annually revise their payment methodologies, which could result in stricter standards for or the elimination or reduction of reimbursement of hospital charges for certain medical procedures.

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
The trend toward healthcare cost containment through aggregating purchasing decisions and industry consolidation, along with the growth of managed care organizations, is placing increased emphasis on the delivery of more cost-effective medical therapies. For example:

•
There has been consolidation among healthcare facilities and purchasers of medical devices, particularly in the U.S. One of the results of such consolidation is that group purchasing organizations, integrated delivery networks and large single accounts use their market power to consolidate purchasing decisions, which intensifies competition to provide products and services to healthcare providers and other industry participants, resulting in greater pricing pressures and the exclusion of certain suppliers from important market segments. For example, some group purchasing organizations negotiate pricing for its member hospitals and require us to discount, or limit our ability to increase, prices for certain of our products. In particular, certain of our DBM products are priced at a premium to competitors' DBM products and a significant price reduction could result in a material adverse effect on our profitability.

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
To be and remain competitive, we need to sunset legacy systems while introducing new products and enhancements or modifications to our existing products on a regular basis and successfully respond to technological advances. Doing so is technologically challenging and involves significant risks and uncertainty. Despite substantial investments of time and resources, our research and development efforts may not result in technically feasible new products. Even if technically feasible, the anticipated time and cost of obtaining regulatory clearance and/or approval and/or commercializing a new product may be too great to justify continued development. In addition, competitors could develop products that are more effective, are less expensive to manufacture, are priced more competitively or are ready for commercial introduction before our products. The introduction of new products by our competitors may lead us to reduce the prices of our products, may lead to reduced margins or loss of market share, and may render our products obsolete or noncompetitive. The success of any of our new product offerings or enhancement or modification to our existing products will depend on several factors, including our ability to:
•properly identify and anticipate surgeon and patient needs;
•develop new products or enhancements or modifications in a timely manner;

•	obtain regulatory clearance and/or approvals for new products or product enhancements or modifications in a timely manner;
•achieve timely alpha and/or full commercial launches of new products;
•provide adequate training to potential users of new products and product enhancements or modifications;

•	receive adequate reimbursement approval of third-party payors such as Medicaid, Medicare and private insurers; and
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
Further, we face significant challenges and risks in managing our geographically dispersed distribution network and retaining the independent sales agents and stocking distributors who make up that network, and as we launch new products and increase our marketing efforts with respect to existing products, we plan to expand the reach of our marketing and sales efforts and may need to hire new independent sales agents and stocking distributors. Independent sales agents and stocking distributors require significant technical expertise in various areas such as spinal care practices, spine injuries and disease, and spinal health and they require training and time to achieve full productivity. We may not attract or retain qualified independent sales agents or stocking distributors or enter into agreements with them on favorable or commercially reasonable terms, if at all. This could be due to a number of factors, including, but not limited to, perceived deficiencies, or gaps, in our existing product portfolio, intense competition for independent sales agents’ services, or because of the disruption associated with restrictive covenants to which distributors may be subject and potential litigation and expense associated therewith. We may also experience unforeseen disengagement from independent sales agents who have worked with us for many years. Even if we enter into agreements with additional qualified independent sales agents or stocking distributors, it often takes 6 to 12 months for new sales agents or stocking distributors to reach full operational effectiveness and they may not generate revenue as quickly as we expect them to, commit the necessary resources to effectively market and sell our products, or ultimately succeed in selling our products. Our success will depend largely on our ability to continue to hire, train, retain and motivate qualified independent sales agents and stocking distributors. If we cannot expand our sales and marketing capabilities domestically and internationally, if we fail to train new independent sales agents and stocking distributors adequately, or if we experience high turnover in our sales network, we may not commercialize our products adequately, or at all, which would adversely affect our business, results of operations and financial condition.
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
Generally, we have obtained 510(k) clearance to manufacture, market and sell the products we market in the U.S. and the right to affix the CE mark to the products we market in the European Economic Area, or EEA. To date, we have not been required to generate new clinical data to support our 510(k) clearances, CE marks, or product registrations in other countries. However, the EU Medical Device Regulations, which will replace the existing medical device directives in May 2020, require submission of certain post-market data to maintain our CE marks. Additionally, we recently completed an analysis of which of our product systems will require submission of clinical data pursuant to MEDDEV 2.7.1 rev 4, which sets forth the European Commission’s guidance on the clinical evaluation of medical devices. Accordingly, and in line with our vision to deliver clinical value, we have commenced clinical data collection activities for certain of our marketed products as more fully described elsewhere in this "Risk Factors" section.
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
Damage to our manufacturing, development or research facilities or disruption to our business operations for any reason, including due to natural disaster (such as earthquake, wildfires and other fires or extreme weather), power loss, communications failure, unauthorized entry or other events, such as a flu or other health epidemic (such as the result of COVID-19, more commonly referred to as coronavirus), could cause us to discontinue development and/or manufacturing of some or all of our products for an undetermined period of time. In addition, our facilities would be difficult to replace and would require substantial lead time to repair or replace. The property damage and business interruption insurance coverage on these facilities that we maintain might not cover all losses under such circumstances, and we may not be able to renew or obtain such insurance in the future on acceptable terms with adequate coverage or at reasonable costs. In particular, we manufacture our orthobiologics products in one facility in Irvine, California and any damage to that facility could adversely affect our ability to timely satisfy demand for those products. Notably, disruptions to our business operations may result from any of the foregoing events that disrupt our suppliers.  For example, if we are unable to obtain disposables or other materials required to maintain “clean room” sterility in our Irvine, California facility, we may be unable to continue to manufacture products at that facility, which products account for approximately 50% of our total revenue. Any significant disruption to our manufacturing operations and to our ability to meet market demand likely would have an adverse impact on our sales and revenues as key stakeholders, including our independent sales agents and stocking distributors and surgeon customers, transition to what they perceive as more reliable sources of products.
We rely on an exclusive license and supply agreement with PcoMed, LLC (“PcoMed”) to incorporate certain surface technology into our NanoMetalene products. The termination of, or loss of exclusivity under, this license agreement could harm sales of certain of our products if we are unable to timely develop, or negotiate an exclusive license to, a comparable alternative surface technology.
We have an exclusive license and supply agreement with PcoMed allowing the incorporation of its surface technology into our NanoMetalene products, the net sales of which represent approximately 12% of our revenue for the year ended December 31, 2019. In order to maintain our exclusive license rights under the agreement, we must satisfy certain commercialization obligations. If we fail to satisfy these obligations, we lose our exclusive rights to this technology and PcoMed might license some or all this technology to one or more parties, any of which could be one of our competitors, and our ability to compete may be substantially and adversely diminished. In addition, PcoMed serves as our sole supplier for the licensed technology. If PcoMed is unable to meet our demand for the product or if their supply is otherwise disrupted, it could adversely impact our business. Furthermore, if we fail to comply with material obligations under the agreement, or if it were terminated for any reason and we were unable to successfully develop or license comparable surface technology, whether on exclusive terms, or at all, we could lose rights to surface technology that is important to our products and our business. The agreement terminates in December 2020; if we need to renew the license, there is no guarantee we will be able to renew it on commercially reasonable terms, if at all.

In addition to PcoMed, we depend on a limited number of third-party suppliers for components and raw materials and losing any of these suppliers, or their inability to provide us with an adequate supply of materials that meet our quality and other requirements, could harm our business.
Outside suppliers, some of whom are sole-source suppliers, provide us with products and raw materials and components used in manufacturing our orthobiologics and spinal implant products. We strive to maintain sufficient inventory of products, raw materials and components so that our production will not be significantly disrupted if a particular product, raw material or component is not available to us for a period of time, including as a result of a supplier's loss of its ISO or other certification or as a result of any of the disruptions described above under the risk factor titled “If any of our manufacturing, development or research facilities are damaged and/or our manufacturing processes are interrupted, we could experience supply disruptions, lost revenues and our business could be seriously harmed.” Any such disruption in our production could harm our reputation, business, financial condition and results of operations.
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
Although our computer and information systems are protected through physical and software safeguards, they are still vulnerable to system malfunction, computer viruses, cyber-attacks, breaches or interruptions due to employee error or malfeasance, terrorist attacks, earthquakes, fire, flood (and other natural disasters), power loss, computer systems failure, data network failure, Internet failure, or lapses in compliance with privacy and security mandates. If any of our systems were to become subject to any of the foregoing, our networks could be compromised, and the information stored there could be accessed by unauthorized parties, publicly disclosed, lost or stolen. These events could lead to the unauthorized access and result in the misappropriation or unauthorized disclosure of confidential information belonging to us or to our employees, partners, customers or suppliers. We have measures in place designed to detect and respond to security incidents and breaches of privacy and security mandates. The techniques used by criminal elements to attack computer systems are sophisticated, change frequently and may originate from less regulated and remote areas of the world. As a result, we may not be able to address these techniques proactively or implement adequate preventative measures.
The regulatory environment governing information, security and privacy laws is increasingly demanding and continues to evolve. A number of states have adopted laws and regulations that may affect our privacy and data security practices regarding the use, disclosure and protection of personally identifiable information. For example, the California Consumer Privacy Act (the CCPA), which goes into effect on January 1, 2020, will, among other things, create new individual privacy rights and impose increased obligations on companies handling personally identifiable information. If our IT systems are compromised, due to a data breach or otherwise, we could be subject to legal claims or proceedings, liability under laws that protect the privacy of personal information, such as the CCPA, government enforcement actions and regulatory penalties, fines, damages, and enforcement actions, and we could lose trade secrets or other confidential information, the occurrence of any of which could have a material and adverse effect on our business, financial condition and results of operations. Unauthorized access, loss or dissemination could also interrupt our operations, including our ability to bill our customers, provide customer support services, conduct research and development activities, process and prepare company financial information, manage various general and administrative aspects of our business, and could damage our reputation, any of which could adversely affect our business.

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
We do not carry insurance for all categories of risk to which our business is or may be exposed. Some of the policies we maintain include general liability, foreign liability, employee benefits liability, property, umbrella, employment practices, workers’ compensation, products liability, cyber, and directors’ and officers’ insurance. We do not know, however, if we will be able to maintain insurance coverage at a reasonable cost or in sufficient amounts or scope to protect us against losses. Even if we obtain insurance, a claim could exceed the amount of our insurance coverage or it may be excluded from coverage under the terms of the policy. Any significant uninsured liability may require us to pay substantial amounts, which would adversely affect our cash position and results of operations.
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
During the year ended December 31, 2019, approximately 11% of our net revenue was attributable to our international sales and operations. We are seeking to increase our international sales over the foreseeable future. Our international business operations are subject to a variety of risks, including:

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

•	complex data privacy requirements, including, but not limited to, the EU General Data Protection Regulation;

•	differing regulatory requirements for obtaining clearances or approvals to market our products;

•	changes in, or uncertainties relating to, foreign rules and regulations that may impact our ability to sell our products, perform services or repatriate profits to the United States;

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
Many of our employees were employed at other medical device companies, including our competitors or potential competitors, in some cases immediately prior to joining us. In addition, many of our independent sales agents and stocking distributors sell, or in the past have sold, products of our competitors. We may be subject to claims that we, our employees or our independent sales agents or stocking distributors have intentionally, inadvertently or otherwise used or disclosed trade secrets or other proprietary information of former employers or competitors. In addition, we have been and may in the future be subject to claims that we caused an employee, or encouraged/assisted an independent sales agent, to breach the terms of his or her non-competition or non-solicitation agreement. Litigation may be necessary to defend against these claims. Litigation is expensive, time-consuming and could divert management attention and resources away from our business. Even if we prevail, the cost of litigation could affect our profitability. If we do not prevail, in addition to any damages we might have to pay, we may lose valuable intellectual property rights or employees, independent sales agents or stocking distributors. There can be no assurance that this type of litigation or the threat thereof will not adversely affect our ability to engage and retain key employees, sales agents or stocking distributors. See also “If we are unable to maintain and expand our network of independent sales agents and stocking distributors, we may not be able to maintain or grow our revenue,” and “Our business could suffer if we lose the services of key members of our senior management or fail to hire and retain other personnel on whom our business relies,” above.
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

•	increased competition;

•	market acceptance of our existing products, as well as products in development, and the demand for, and pricing of, our products and the products of our competitors;

•	costs, benefits and timing of new product introductions;

•	the timing of or failure to obtain regulatory clearances or approvals for new products;

•	lost sales and other expenses resulting from stoppages in our or third parties’ production, including as a result of product recalls or field corrective actions;

•	the availability and cost of components and materials, including raw materials such as human tissue;

•	accurate predictions of product demand and production capabilities sufficient to meet that demand;

•	our ability to realize expected yield improvements and scrap reduction initiatives that we have undertaken at our Irvine facility;

•	higher than anticipated independent sales agent commissions;

•	our ability to purchase or manufacture and ship our products efficiently and in sufficient quantities to meet sales demands;

•	the timing of our research and development expenditures;

•	expenditures for major initiatives;

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
Because we maintain substantial inventory levels to meet the needs of our customers, we are subject to the risk of inventory excess, obsolescence and shelf-life expiration. Many of our spinal implant products come in sets. Each set includes a significant number of components in various sizes so that the surgeon may select the appropriate spinal implant based on the patient’s needs. In a typical surgery, not all of the implants in the set are used, and therefore certain sizes of implants placed in the set or that we purchase for replenishment inventory may become obsolete before they can be used. In addition, to market our products effectively, we often must provide hospitals and independent sales agents with consigned sets that typically consist of spinal implants and instruments, including products to ensure redundancy and products of different sizes. Further, our orthobiologics products have a sterilization expiration date, which ranges from one to five years, and these products may expire before they can be used. If a substantial portion of our inventory is deemed excess, becomes obsolete or expires, it could have a material adverse effect on our earnings and cash flows due to the resulting costs associated with the inventory impairment charges and costs required to replace such inventory. Further, as we increasingly launch new products and product systems, we may cannibalize older products and product systems, which could exacerbate excess and obsolete charges.
Our future financial results could be adversely affected by impairments or other charges.
We assess periodically impairment of our long-lived assets, including finite-lived intangible assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. As of December 31, 2019, we had $19.2 million of net finite-lived intangible assets, consisting of technology and customer relationships. In addition, we continually assess the profitability of our product lines and, after such assessment, may discontinue certain products or product lines in the future. As a result, we may record impairment charges or accelerate amortization on certain technology-related intangible assets in the future. Impairment charges as a result of any of the foregoing could be significant and could have a material and adverse effect on our reported financial results for the period in which the charge is taken, which could have a material and adverse effect on the market price of our common stock.
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

•
the costs associated with complying with state, federal and international laws and regulations, including increased costs associated with the United Kingdom's exit from the European Union and the European Union's new Medical Device Regulations;

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
The FDA has increased its scrutiny of the medical device industry in recent years and the government is expected to continue to scrutinize the industry closely. Moreover, allegations may be made against us or against our suppliers, including donor recovery groups or tissue banks, claiming that the acquisition or processing of biomaterials products does not comply with applicable FDA regulations or other relevant statutes and regulations. Allegations like these could cause regulators or other authorities to investigate or take other action against us or our suppliers, or could cause negative publicity for us or our industry generally. If the FDA were to investigate us, because of an allegation or otherwise, and if the FDA were to conclude that we are not in compliance with applicable laws or regulations, or that any of our medical devices are ineffective or pose an unreasonable health risk, the FDA could ban such medical devices, detain or seize such medical devices, order a recall, repair, replacement or refund of such devices, require us to notify health professionals and others that the devices present unreasonable risks of substantial harm to the public health, restrict manufacturing and impose other operating restrictions, enjoin and restrain certain violations of applicable law pertaining to medical devices and assess civil or criminal penalties against our officers, employees or us. The FDA may also recommend prosecution to the U.S. Department of Justice. Any notice or communication from the FDA regarding a failure to comply with applicable requirements, or negative publicity or product liability claims resulting from any adverse regulatory action, could materially and adversely affect our product sales and overall business.
The European Union adopted the EU Medical Device Regulation (“MDR”) in 2017, which will replace the existing medical device directives in May 2020. Devices with valid CE certificates issued under the directive before May 2020 may remain on the market until their certificates expire (but no later than May 2024). The MDR will change many aspects of the existing regulatory framework, imposing stricter pre-market and post-market requirements for medical devices such as ours. Penalties may be severe, including fines and criminal sanctions. Compliance with the new regulations may require us to incur significant costs, and failure to meet the requirements could limit our ability to distribute products in the European Union.
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
Certain of our products contain material derived from bovine tissue. Products that contain materials derived from animal sources, including food, pharmaceuticals and medical devices, are subject to scrutiny in the media and by regulatory authorities. Regulatory authorities are concerned about the potential for the transmission of disease from animals to humans via those materials. In past years, public scrutiny was particularly acute in Western Europe with respect to products derived from animal sources, largely due to concern that materials infected with the agent that causes bovine spongiform encephalopathy, or BSE, otherwise known as mad cow disease, may, if ingested or implanted, cause a variant of the human Creutzfeldt-Jakob disease, an ultimately fatal disease with no known cure. Cases of BSE in cattle discovered in Canada and the U.S. increased awareness in North America.
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
Unfavorable reports of improper or illegal tissue recovery practices, both in the U.S. and internationally, as well as incidents of improperly processed tissue leading to the transmission of disease, may affect the rate of future tissue donation and market acceptance of technologies incorporating human tissue. In addition, negative publicity could cause the families of potential donors to become reluctant to donate tissue to for-profit tissue processors. For example, the media has reported examples of alleged illegal harvesting of body parts from cadavers and resulting recalls conducted by certain companies selling human tissue-based products affected by the alleged illegal harvesting. These reports and others could have a negative effect on our tissue regeneration business.
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

We are subject to SEC regulations that require us to determine whether our products contain certain specified minerals, referred to under the regulations as “conflict minerals,” and, if so, to perform an extensive inquiry into our supply chain, to determine whether such conflict minerals originate from the Democratic Republic of Congo or an adjoining country. We have determined that certain of our products contain such specified minerals. We are continuing to conduct inquiries into our supply chain in connection with the preparation of our conflict minerals report for 2019. Compliance with these regulations has increased our costs and has been time-consuming for our management and our supply chain personnel (and time-consuming for our suppliers), and we expect that continued compliance will continue to require significant money and time. In addition, to the extent any of our disclosures are perceived by the market to be “negative,” it may cause customers to refuse to purchase our products. Further, if we determine to make any changes to products, processes, or sources of supply, it may result in additional costs, which may adversely affect our business, financial condition and results of operations.

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
As with any public company, your percentage ownership in us may be diluted because of equity issuances for acquisitions and investments, capital-raising transactions or otherwise, including equity awards that we have granted and we expect to grant in the future to our directors, officers and employees. As of December 31, 2019, approximately 0.9 million shares of our common stock were subject to unvested restricted stock units and approximately 2.2 million shares of our common stock were subject to exercisable stock options with a weighted average exercise price of $14.68.
Since July 1, 2015, we have issued an aggregate of 13.9 million shares of our common stock for capital-raising purposes. Most recently, we issued an aggregate of 7,820,000 shares of our common stock (including 1,020,000 shares sold to the underwriter upon exercise of an underwriter option) in an underwritten offering completed in January 2020 at price to the public of $12.50 per share, before underwriting discounts and commissions.
Further, the market price of our common stock could decline as a result of the issuance, including sale, of a large number of shares of our common stock, and the perception that these sales could occur may also depress the market price of our common stock. A decline in the price of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity or equity-linked securities.
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
The SEC adopted amendments to the definition of “smaller reporting company” that became effective in September 2018. Under the new definition, generally, a company qualifies as a smaller reporting company if it has a public float of less than $250 million as of the last business day of its second fiscal quarter. If a company qualifies as a smaller reporting company on that date, it may elect to reflect that determination and use the smaller reporting company scaled disclosure accommodations in its subsequent

SEC filings. Our public float as of the last business day of our most recent second fiscal quarter, was less than $250 million, and as such, we qualify as a smaller reporting company and are following certain of the scaled disclosure accommodations, including providing audited financial statements and management discussion and analysis for our two most recent fiscal years, in contrast to other reporting companies, which must provide audited financial statements and management discussion and analysis for their three most recent fiscal years. We will measure our public float as of the last business day of our most recent second fiscal quarter every year and will continue to qualify as a smaller reporting company until our public float is $250 million or more as of such date.
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

ITEM 2. PROPERTIES
We lease real property to support our business. The following lists those leased properties that we believe are material to our business. We believe that our facilities meet our current needs and that we will be able to renew these leases when needed on acceptable terms or find alternative facilities.

Location	Approx. Square Feet	Purpose
Carlsbad, California	82,000
Design, development, marketing, and inspection of our orthobiologics and spinal implant products and distribution of certain of our spinal implant products. Also serves as our principal executive offices and houses our cadaveric training laboratory and our prototyping development and testing operations.

Irvine, California	70,000	Manufacture and distribution of our orthobiologics products
Wayne, Pennsylvania	3,700	Design of our spinal implants
Lyon, France	2,600	International sales and marketing

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
Market Information and Holders
Our common stock is listed on the Nasdaq Global Select Market under the symbol “SPNE.” As of February 21, 2020, we had 323 stockholders of record.
Equity Compensation Plan Information
Information about our equity compensation plan is incorporated herein by reference to Part III, Item 12 of this report.

Recent Sales of Unregistered Securities
During the fourth quarter of 2019, we did not issue any securities that were not registered under the Securities Act of 1933, as amended (the Securities Act).

Purchases of Equity Securities by the Issuer
The table below is a summary of our purchases of our common stock for the months with purchase activities during the quarter ended December 31, 2019.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs

October 1 - October 31	3,287	$11.56	—	—
November 1 - November 30	821	$13.51	—	—
December 1 - December 31	625	$13.12	—	—

(1)	These shares were surrendered to the Company to satisfy tax withholdings obligations in connection with the vesting of restricted stock awards.

ITEM 6.	SELECTED FINANCIAL DATA
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

•
our ability to successfully develop new and next-generation products and the costs associated with designing and developing those new and next-generation products, including risks inherent in newly initiated collaborations, such as with restor3d, Inc. and 7D Surgical, or use of nascent manufacturing techniques, such as additive processing/3D printing;

•
physicians’ willingness to adopt our recently launched and planned products, customers’ continued willingness to pay for our products and third-party payors’ willingness to provide or continue coverage and appropriate reimbursement for any of our products and our ability to secure regulatory clearance and/or approval for products in development;

•
our ability to attract and retain new, high-quality distributors, whether as a result of perceived deficiencies, or gaps, in our existing product portfolio, inability to reach agreement on financial or other contractual terms or otherwise, as well as disruption associated with restrictive covenants to, which distributors may be subject and potential litigation and expense associate therewith;

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
Our U.S. sales organization consists of regional and territory managers who oversee a broad network of independent orthobiologics and spinal implant sales agents. We pay these sales agents commissions based on the sales of our products. Our international sales organization consists of a sales management team that oversees a network of independent orthobiologics and spinal implant stocking distributors that purchase products directly from us and independently sell them. For each of the years ended December 31, 2019 and 2018, international sales accounted for approximately 11% of our revenue. Our policy is not to sell our products through or to participate in physician-owned distributorships.
For the year ended December 31, 2019, our total revenue, net was $159.1 million and our net loss was $39.3 million. For the same period, revenue from sales of orthobiologics and spinal implants totaled $81.3 million and $77.8 million, respectively. We will continue to invest in the expansion of our business, primarily in sales, marketing and research and development, and we expect to continue to incur losses. As of December 31, 2019, our cash and cash equivalents totaled $20.2 million. In January
2020, we completed an underwritten offering of our common stock that raised net proceeds of approximately $91.5 million, after deducting underwriting discounts and commissions and estimated offering expenses.

As of February 21, 2020, we had 386 regular employees.
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

Selling and Marketing Expense

Our selling and marketing expenses consist primarily of sales commissions to independent sales agents, payroll and other headcount related expenses, marketing expenses, depreciation of instrument sets, instrument replacement expense, and cost of medical education and training.

General and Administrative Expense

Our general and administrative expenses consist primarily of payroll and other headcount related expenses, stock-based compensation, and expenses for information technology, legal, human resources, insurance, finance, facilities, and management. We also record gains or losses associated with changes in the fair value of contingent consideration liabilities in general and administrative expenses.

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

Intangible Amortization
Our intangible amortization, including the amounts reported in cost of goods sold, consists of acquisition-related amortization. We expect total annual amortization expense (including amounts reported in cost of goods sold) to be approximately $4.3 million in 2020, $4.3 million in 2021, $4.2 million in 2022, $3.6 million in 2023, and $1.7 million in 2024. See "RESULTS OF OPERATIONS-Year Ended December 31, 2019 Compared to Year Ended December 31, 2018-Impairment of Intangible Assets," below.

RESULTS OF OPERATIONS

	Year Ended December 31,
(In thousands, except percentages)	2019	2018
Total revenue, net	$159,083	$143,443
Cost of goods sold	57,979	55,969
Gross profit	101,104	87,474
Gross margin	64%	61%
Operating expenses:
Selling and marketing	83,445	75,156
General and administrative	33,594	30,231
Research and development	15,125	12,058
Impairment of intangible assets	4,993	—
Intangible amortization	3,169	3,168
Total operating expenses	140,326	120,613
Operating loss	(39,222)	(33,139)
Other (income) expense, net	(302)	256
Loss before income taxes	(38,920)	(33,395)
Provision for income taxes	356	129
Net loss	$(39,276)	$(33,524)

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
Revenue
Total revenue, net for the year ended 2019 increased by $15.6 million, or 11%, to $159.1 million compared to $143.4 million for the prior year.

	Year Ended December 31,
	2019	2018	2019 vs. 2018
	(In thousands)		% Change
Orthobiologics	$81,299	$75,339	8%
United States	73,543	67,363	9%
International	7,756	7,976	(3)%
% of total revenue, net	51%	53%

Spinal Implants	$77,784	$68,104	14%
United States	68,308	60,520	13%
International	9,476	7,584	25%
% of total revenue, net	49%	47%

Total revenue, net	$159,083	$143,443	11%

	Year Ended December 31,
	2019	2018	2019 vs. 2018
	(In thousands)		% Change
United States	141,851	127,883	11%
% of total revenue, net	89%	89%
International	17,232	15,560	11%
% of total revenue, net	11%	11%
Total revenue, net	$159,083	$143,443	11%

Revenue from orthobiologics sales in the United States increased $6.2 million in 2019 compared to 2018. This growth was driven primarily by sales of recently launched DBM products, which was somewhat offset by expected cannibalization of legacy DBM products. Revenue from orthobiologics sales internationally decreased $0.2 million in 2019 compared to 2018, which was primarily attributable to currency declines.

Revenue from spinal implant sales in the United States increased $7.8 million in 2019 compared to 2018, primarily due to the revenue growth contributed by recently launched products. We continue to experience low single digit pricing declines in the U.S. spinal implant market. Revenue from international sales of spinal implants increased $1.9 million in 2019 compared to 2018, primarily due to higher sales of our newer products to existing distributors and revenue growth from sales to a new distributor in Mexico.
Cost of Goods Sold and Gross Margin
Cost of goods sold in 2019 increased $2.0 million from 2018 to $58.0 million. Gross margin was 64% in 2019 compared to 61% for 2018. The increase in gross margin was due to a shift in product mix, with the higher margin spinal implant product revenue growing faster than orthobiologics product revenue. Additionally, orthobiologics manufacturing scrap and technology-related intangible amortization were lower in the current period compared to the prior year period.
Cost of goods sold included $2.2 million and $3.3 million of amortization for product technology intangible assets for 2019 and 2018, respectively, and $0.9 million and $0.8 million of depreciation expense for 2019 and 2018, respectively.
Selling and Marketing

Selling and marketing expenses increased $8.3 million to $83.4 million in 2019. The increase was mainly driven by higher sales commission expense, higher instrument set depreciation and instrument replacement expense due to new product launches and higher volume related shipping and third-party logistics expenses.
General and Administrative
General and administrative expenses increased $3.4 million to $33.6 million in 2019. The increase was driven by higher salaries and wages and stock compensation expense in 2019 compared to 2018 due to increased headcount. Additionally, the increase included a $1.5 million decrease in 2019 of non-cash gains from changes in the fair value of contingent consideration liabilities related to our acquisition in 2016 of certain medical device assets from N.L.T. Spine Ltd. (NLT), and NLT Spine, Inc., a wholly owned subsidiary of NLT.

Research and Development
R&D expenses increased $3.1 million to $15.1 million, or 10% of revenue, in 2019. The increase was primarily driven by increased salaries and wages, a $0.5 million fee paid in connection with our recently announced development and license agreement for 3D-printed implants, higher clinical study expenses, and increased program and related external costs as we develop and launch new products and enter into new geographic markets.
Intangible Amortization
Intangible amortization expense, excluding the amounts reported in cost of goods sold for product technology intangible assets, remained consistent at $3.2 million in 2019 compared to 2018.
Impairment of Intangible Assets
We recorded a $5.0 million intangible asset impairment charge in 2019 related to a shift in our commercialization strategy with respect to the product technologies we acquired from NLT due to market trend factors, new features necessary to be competitive, and more cost-effective internal development initiatives. Accordingly, we evaluated the ongoing value of the product technology intangible assets associated with the acquisition of these assets. Based on this evaluation, we determined that intangible assets with a carrying amount of $6.8 million were no longer recoverable and were impaired, and we wrote those intangible assets down to their estimated fair value of $1.8 million.

Income Taxes

	Year Ended December 31,
	2019	2018
	(In thousands)
Loss before income taxes	$(38,920)	$(33,395)
Provision for income taxes	356	129
Effective tax rate	(0.9)%	(0.4)%

The primary drivers of the effective tax rate in 2019 and 2018 were expenses related to current state income taxes, current foreign income taxes and the reduction of foreign deferred tax assets. These expenses were partially offset by a benefit related to the release of uncertain tax positions due to the lapse of the statute of limitations.

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
Loss before income taxes includes the following special charges/(gains) for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018
Special Charges/(Gains):	(In thousands)
Impairment of intangible assets(1)	4,993	—
Gain from change in fair value of contingent consideration liabilities(2)	(263)	(1,802)
Total Special Charges/(Gains)	$4,730	$(1,802)
(1) Relates to the impairment of the product technology intangible assets associated with the NLT acquisition.
(2) Relates to the net decrease in the fair value of contingent liabilities associated with the NLT acquisition.
The items reported above are reflected in the consolidated statements of operations as follows:

	Year Ended December 31,
	2019	2018
	(In thousands)
Impairment of intangible assets	$4,993	$—
General and administrative	(263)	(1,802)
Total Special Charges/(Gains)	$4,730	$(1,802)

Liquidity and Capital Resources
Overview

In January 2020, we sold 7,820,000 shares of our common stock in an underwritten public offering and generated approximately $91.5 million of net proceeds, after deducting underwriting discounts and commissions and estimated offering expenses. As of December 31, 2019, we had cash, cash equivalents and investments totaling approximately $20.2 million, and $25.4 million of current borrowing capacity was available under our credit facility. We believe that our cash and cash equivalents on hand, including the $91.5 million of net proceeds generated from our recent public offering described above, and the amount currently available to us under our credit facility will be sufficient to fund our operations for at least the next twelve months.

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
At December 31, 2019, we had no outstanding borrowings under the credit facility. The borrowing capacity under the credit facility is determined monthly and is based on the amount of our eligible accounts receivable and inventory balances and qualified cash (as defined in the credit facility). Depending on the extent to which our eligible accounts receivable and inventory balances increase, our borrowing capacity could increase by as much as an additional $1.1 million from the $25.4 million available as of December 31, 2019 before we are required to maintain the minimum fixed charge coverage ratio as discussed below. The credit facility contains various customary affirmative and negative covenants, including prohibiting us from incurring indebtedness without the lender’s consent. Under the terms of the credit facility, if our Total Liquidity (as defined in the credit facility) is less than $5.0 million, we are required to maintain a minimum fixed charge coverage ratio of 1.10 to 1.00 for the applicable measurement period. Our Total Liquidity was $42.3 million at December 31, 2019, and therefore that financial covenant was not applicable at that time.

Business Combinations

In August 2016, we entered into an asset purchase agreement with NLT to acquire certain of the assets of NLT’s medical device business related to the expandable interbody medical devices. We made an up-front cash payment of $1.0 million in connection with the initial closing in September 2016 and issued 350,000 shares of our common stock in January 2017 as contingent closing consideration. At December 31, 2019, we recorded a $1.7 million liability representing the estimated fair value of future contingent milestone payments related to the achievement of certain commercial milestones, which we anticipate will become payable in 2020, and a $0.3 million liability representing the estimated fair value of future contingent royalty payments based on percentages of our future net sales of certain of the products and technology we acquired, which we anticipate will become payable at varying times between 2019 and 2030. The contingent milestone payments, if any, are payable in cash or in shares of our common stock, at our election. The contingent royalty payments are payable in cash.

Underwritten Offerings

In October 2018, we entered into an Underwriting Agreement with Wells Fargo Securities, LLC, Piper Jaffray and Cantor Fitzgerald relating to the issuance and sale of 3,250,000 shares of our common stock at a public offering price of $15.50 per share, before underwriting discounts and commissions. We granted the underwriters an option, exercisable for 30 days, to purchase up to an additional 487,500 shares of common stock. The underwriters exercised this option and the offering closed on October 15, 2018 with the sale of 3,737,500 shares of our common stock, resulting in net proceeds of approximately $54.1 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by us. We used a portion of the net proceeds from this offering to repay all of our then outstanding borrowings under our Wells Fargo credit facility, and we intend to use the remaining proceeds for general corporate purposes, including research and development, general and administrative expenses, capital expenditures and general working capital purposes.

In January 2020, we entered into an Underwriting Agreement with Piper Sandler & Co. and Canaccord Genuity LLC relating to the issuance and sale of 6,800,000 shares of our common stock at a public offering price of $12.50 per share, before underwriting discounts and commissions. We granted the underwriters an option, exercisable for 30 days, to purchase up to an additional 1,020,000 shares of common stock. The underwriters exercised this option and the offering closed on January 10, 2020 with the sale of 7,820,000 shares of our common stock, resulting in proceeds of approximately $91.5 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by us. We intend to use the proceeds for general corporate purposes, including research and development, general and administrative expenses, capital expenditures and general working capital purposes.

Cash and Cash Equivalents
We had cash and cash equivalents totaling approximately $20.2 million and $24.2 million at December 31, 2019 and December 31, 2018, respectively.
Cash Flows

	Year Ended December 31,
	2019	2018
	(In thousands)
Net cash used in operating activities	$(20,277)	$(12,558)
Net cash provided by (used in) investing activities	17,166	(38,104)
Net cash (used in) provided by financing activities	(829)	64,197
Effect of exchange rate changes on cash and cash equivalents	(94)	(90)
Net change in cash and cash equivalents	$(4,034)	$13,445

Net Cash Flows Used in Operating Activities
Net cash used in operating activities was $20.3 million and $12.6 million during 2019 and 2018, respectively.
Operating cash outflows during 2019 increased by $7.7 million compared to 2018. The increase was due mainly to increases in accounts receivable and inventory and a decrease in accounts payable in 2019 compared to 2018. Our accounts receivable balance increased in 2019 consistent with the increase in revenue. In 2019, we invested $2.5 million more in inventory to support revenue growth and spinal implant product launches compared to the previous year.
Net Cash Flows Provided by (Used in) Investing Activities
Net cash provided by investing activities was $17.2 million in 2019 compared to net cash used in investment activities of $38.1 million in 2018. The $55.3 million increase was due primarily due to $30.0 million of maturities of short-term investments in 2019 compared to $29.8 million in purchases of investments in 2018. In 2019, we increased our investments in spinal instruments and spinal implant sets by $4.4 million compared to 2018 to support product launches.
Net Cash Flows (Used in) Provided by Financing Activities
Net cash used in financing activities was $0.8 million in 2019 compared to net cash provided by financing activities of $64.2 million in 2018. Cash flows provided by financings in 2018 were comprised primarily of $54.1 million of net proceeds from the sale of shares of our common stock in an underwritten offering and $8.5 million of net proceeds from the sale of shares of our common stock in ATM offerings.

Off-Balance Sheet Arrangements
There were no off-balance sheet arrangements as of December 31, 2019 that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our business.
Contractual Obligations and Commitments
As of December 31, 2019, we were obligated to pay the following amounts under various agreements:

	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
	(In millions)
Operating Leases	14.0	3.3	4.5	2.9	3.3
Purchase Obligations	12.2	12.2	—	—	—
Other	1.1	1.1	—	—	—
Total	$27.3	$16.6	$4.5	$2.9	$3.3
The "Other" line item includes minimum royalties and milestone payments under certain license agreements. The table above excludes the following liabilities because we cannot reliably estimate the timing of when they may become payable, if ever:

•	contingent milestone and royalty payments related to the NLT asset acquisition; and

•
up to $2.9 million in the aggregate of potential royalty and milestone payments under a license agreement that may be payable at various stages of developing the licensed technology and sales of products using the licensed technology.

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

Revenue Recognition

Our net sales are derived primarily from the sale of orthobiologics and spinal implant products globally. Revenue is recognized when obligations under the terms of a contract with our customer are satisfied which occurs with the transfer of control of our products. This occurs either upon shipment or delivery of goods, depending on whether the contract is Free on Board (FOB) origin or FOB destination, or, in other situations such as consignment arrangements, when the products are used in a surgical procedure (implanted in a patient). Revenue is measured as the amount of consideration we expect to receive in exchange for transferring products to a customer (transaction price).

To the extent that the transaction price includes variable consideration, such as discounts, list price discounts, rebates, volume discounts and customer payment penalties, we estimate the amount of variable consideration that should be included in the transaction price utilizing the most likely amount method. Variable consideration is included in the transaction price if, in our judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of our anticipated performance and all information (historical, current and forecasted) that is reasonably available.

We reduce revenue by estimates of potential future product returns and other allowances. Provisions for product returns and other allowances are recorded as a reduction to revenue in the period sales are recognized. We estimate the amount of sales returns and allowances that will eventually be incurred. Certain contracts with stocking distributors contain provisions requiring us to repurchase inventory upon termination of the contract or discontinuation of a product line. Included in the sales returns reserve within other current liabilities is an estimate of repurchases that are likely to be made under these provisions. Management analyzes sales programs that are in effect, contractual arrangements, market acceptance and historical trends when evaluating the adequacy of sales returns and allowance accounts.

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

Allowance for Doubtful Accounts Receivable

We evaluate the collectability of accounts receivable based on a combination of factors. In circumstances where a specific customer is unable to meet its financial obligations to us, we record an allowance to reduce the net recognized receivable to the amount we reasonably expect to collect. For all other customers, we record allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment and our historical experience. If the financial condition of customers or the length of time that receivables are past due were to change, we may incur bad debt expense in selling and marketing expense.

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

Property, Plant and Equipment

Property, plant and equipment is carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method based on an asset’s estimated useful life. Maintenance and repairs on all property and equipment are expensed as incurred. Depreciation of spinal instrument sets and instrument replacement expense is recorded in selling and marketing expense.

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

Due to market trend factors, new features necessary to be competitive, and changing pricing dynamics, there are shifts in the commercialization strategy of some of the acquired product technologies and the estimated net sales associated with the 2016 NLT acquisition. During the year ended December 31, 2019, we performed a recoverability test and determined that the expected net cash flows to be realized over the life of the related intangible assets were no longer recoverable and were impaired. Note 4, "Balance Sheet", to the Notes to Consolidated Financial Statements included in Part IV of this report for additional information regarding the impairment. If our estimates of expected cash flows continue to decline, we may record additional impairment charges on the related intangible assets in the future.

Valuation of Stock-Based Compensation

The estimated fair value of stock-based awards exchanged for employee and non-employee director services are expensed over the requisite service period.

For purposes of calculating stock-based compensation, we estimate the fair value of stock options using a Black-Scholes option-pricing model. The determination of the fair value of stock-based payment awards utilizing the Black-Scholes model is affected by our stock price and several assumptions, including expected volatility, expected term, risk-free interest rate and expected dividends. Due to our limited historical data as a separate public company, the expected volatility is calculated based upon the historical volatility of comparable companies in the medical device industry whose share prices are publicly available for a sufficient period of time. The expected term is calculated using the historical weighted average term of the Company’s options. The risk-free interest rates are derived from the U.S. Treasury yield curve in effect on the date of grant for instruments with a remaining term similar to the expected term of the options. We considered that we have never paid cash dividends and do not currently intend to pay cash dividends. The fair value of restricted stock awards granted is based on the market price of our common stock on the date of grant. In addition, we apply an expected forfeiture rate when amortizing stock-based compensation expense. The expected forfeiture rate is based on historical experience of pre-vesting forfeitures on awards by each homogenous group of shareowners and is estimated to be 14% and 13% annually for all non-executive employees for the years ended December 31, 2019 and 2018, respectively. We do not apply a forfeiture rate to awards (including stock options) granted to non-employee directors or executive employees because their pre-vesting forfeitures are anticipated to be highly unlikely. As individual awards become fully vested, stock-based compensation expense is adjusted to recognize actual forfeitures.

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

Income Taxes

The income tax provision in the consolidated statements of operations for periods prior to the spin-off was calculated using the separate return method, as if we filed a separate tax return and operated as a stand-alone business. Therefore, cash tax payments and items of current and deferred taxes may not reflect our actual tax balances included in Integra's historical consolidated income tax return. More specifically, the presentation of substantial net operating losses, and any related valuation allowances, presented herein prior to the spin-off do not represent actual net operating losses incurred by us or that are available for carryforward to a future tax year.

Changes in the tax rates of the various jurisdictions in which we operate affect our profits. In addition, we maintain a reserve for uncertain tax benefits, changes to which could impact our effective tax rate in the period such changes are made. The effective tax rate can also be impacted by changes in tax law and in valuation allowances of deferred tax assets.

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

Loss Contingencies

The Company is subject to various legal proceedings in the ordinary course of its business with respect to its products, its current or former employees, and its commercial relationships. The Company accrues for loss contingencies when it is deemed probable that a loss has been incurred and that loss is estimable. The amounts accrued are based on the full amount of the estimated loss before considering insurance proceeds, and do not include an estimate for legal fees expected to be incurred in connection with the loss contingency. The Company accrues legal fees expected to be incurred in connection with loss contingencies as those fees are incurred by outside counsel as a period cost. The Company's financial statements do not reflect any material amounts related to possible unfavorable outcomes of claims and lawsuits to which it is currently a party because it currently believes that such claims and lawsuits are not expected, individually or in the aggregate, to result in a material and adverse effect on its financial condition.

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

Management’s Annual Report on Internal Control Over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2019, our internal control over financial reporting was effective based on those criteria.

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
ITEM 9B. OTHER INFORMATION

None.

Part III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information required by this item will be set forth under the headings “PROPOSAL 1: ELECTION OF DIRECTORS,” “EXECUTIVE COMPENSATION AND OTHER INFORMATION,” and “DELINQUENT SECTION 16(a) REPORTS” in our definitive proxy statement to be filed with the SEC in connection with our 2020 Annual Meeting of Stockholders, or the Definitive Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2019, and is incorporated in this report by reference.

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

3. Exhibits required to be filed by Item 601 of Regulation S-K.

EXHIBIT INDEX
Incorporated by Reference
Exhibit No.	Description	Filed or Furnished Herewith	Form	File/Film No.	Date Filed
2.1(a)*#	Asset Purchase Agreement among SeaSpine Holdings Corporation, N.L.T Spine Ltd. and NLT Spine, Inc., dated August 17, 2016		Form 10-Q	001-36905-161987764	11/10/2016

2.1(b)	Amendment to the Asset Purchase Agreement among SeaSpine Holdings Corporation, N.L.T Spine Ltd. and NLT Spine, Inc., dated September 26, 2016		Form 10-Q	001-36905-161987764	11/10/2016

2.1(c)	Amendment No. 2 to Asset Purchase Agreement among SeaSpine Holdings Corporation, N.L.T Spine Ltd. and NLT Spine, Inc., dated January 31, 2017		Form 10-K	001-36905-17665133	3/3/2017

3.1	Amended and Restated Certificate of Incorporation of SeaSpine Holdings Corporation		Form 8-K	001-36905-15966132	7/1/2015

3.2	Amended and Restated Bylaws of SeaSpine Holdings Corporation		Form 10-K	001-36905-19650374	3/1/2019

4.1	Form of Common Stock Certificate of SeaSpine Holdings Corporation		Form 10	001-36905-15904590	6/1/2015

4.2	Form of Indenture for Senior Debt Securities		Form S-3	333-230047-19652069	3/4/2019

4.3	Form of Indenture for Subordinated Debt Securities		Form S-3	333-230047-19652069	3/4/2019

4.4	Description of securities of the registrant	X

10.1	Microfibrillar Collagen Supply Agreement between Integra LifeSciences Holdings Corporation and SeaSpine Holdings Corporation, dated as of July 1, 2015		Form 8-K	001-36905-15966132	7/1/2015

10.2**	Form of Indemnification Agreement entered into between SeaSpine Holdings Corporation and each of its directors and officers		Form 8-K	001-36905-19870508	5/31/2019

10.3(a)**	SeaSpine Holdings Corporation 2015 Employee Stock Purchase Plan		Form 10	001-36905-15904590	6/1/2015

10.3(b)**	First Amendment to the SeaSpine Holdings Corporation 2015 Employee Stock Purchase Plan		DEF 14A	001-36905-19753214	4/17/2019

10.4(a)**	Employment Agreement, by and between SeaSpine Holdings Corporation, SeaSpine Orthopedics Corporation and Keith Valentine, dated April 28, 2015	Form 10	001-36905-15904590	6/1/2015

10.4(b)**	Amendment to Employment Agreement entered into effective as of April 30, 2019 by and between SeaSpine Holdings Corporation and SeaSpine Orthopedics Corporation and Keith Valentine	Form 8-K	001-36905-19781754	4/30/2019

10.5**	John Bostjancic Letter Agreement, dated March 30, 2015	Form 10	001-36905-15904590	6/1/2015

10.6**	John Winge Letter Agreement, dated January 22, 2015	Form 10	001-36905-15904590	6/1/2015

10.7
Amended and Restated Lease between Monarch RRC Properties, LLC (assignee of original landlord, New Goodyear LTD) and IsoTis Orthobiologics, Inc., dated as of February 23, 2006, for property at 2 Goodyear, Irvine, CA (the “Irvine Industrial Real Estate Lease”)
		Form 10	001-36905-15904590	6/1/2015

10.8(a)	Amendment No. 1 to Irvine Industrial Real Estate Lease, dated as of May 26, 2011	Form 10	001-36905-15904590	6/1/2015

10.8(b)	Amendment No. 2 to Irvine Industrial Real Estate Lease, dated as of May 14, 2013	Form 10	001-36905-15904590	6/1/2015

10.9	Sublease Agreement between SeaSpine Orthopedics Corporation, and SkinMedica, Inc., dated as of July 8, 2015	Form 8-K	001-36905-151103433	9/11/2015

10.10**	SeaSpine Holdings Corporation Senior Leadership Retention and Severance Plan, effective January 27, 2016	Form 8-K	001-36905-161378936	2/2/2016

10.11(a)
Credit Agreement between SeaSpine Holdings Corporation, SeaSpine Orthopedics Corporation, SeaSpine, Inc., SeaSpine Sales LLC, Theken Spine, LLC, ISOTIS Orthobiologics, Inc. and Wells Fargo Bank, National Association, as administrative agent for each member of the lender group and the bank product providers, entered into as of December 24, 2015

		Form 10-K	001-36905-161510399	3/16/2016

10.11(b)
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

10.11(c)
Amended and Restated Credit Agreement between SeaSpine Holdings Corporation, SeaSpine Orthopedics Corporation, SeaSpine, Inc., SeaSpine Sales LLC, Theken Spine, LLC, ISOTIS Orthobiologics, Inc. and Wells Fargo Bank, National Association, as administrative agent for each member of the lender group and the bank product providers, entered into as of July 27, 2018
		Form 10-Q	001-36905-181164006	11/6/2018

10.12(a)**	SeaSpine Holdings Corporation Amended and Restated 2015 Incentive Award Plan (As Amended and Restated as of March 30, 2016)	Form S-8	333-211887-161700155	6/7/2016

10.12(b)**	First Amendment to the SeaSpine Holdings Corporation Amended and Restated 2015 Incentive Award Plan	Form 8-K	001-36905-161841057	8/18/2016

10.12(c)**	Second Amendment to the SeaSpine Holdings Corporation Amended and Restated 2015 Inventive Award Plan	Form S-8	333-223435-18663875	3/5/2018

10.12(d)**	SeaSpine Holdings Corporation Amended and Restated 2015 Incentive Award Plan- Form of Stock Option Grant Notice (including Stock Option Agreement)	Form S-8	333-211887-161700155	6/7/2016

10.12(e)**	SeaSpine Holdings Corporation Amended and Restated 2015 Incentive Award Plan - Form of Stock Option Grant Notice (including Stock Option Agreement)	Form 10	001-36905-15904590	6/1/2015

10.12(f)**	SeaSpine Holdings Corporation Amended and Restated 2015 Incentive Award Plan- Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement	Form S-8	333-211887-161700155	6/7/2016

10.12(g)**	SeaSpine Holdings Corporation Amended and Restated 2015 Incentive Award Plan - Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement.	Form 10-K	001-36905-17665133	3/3/2017

10.12(h)**
SeaSpine Holdings Corporation Amended and Restated 2015 Incentive Award Plan - Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement. (used for grants on and after February 1, 2018)
			Form 10-K	001-36905-18663242	3/2/2018

10.12(i)**
SeaSpine Holdings Corporation Amended and Restated 2015 Incentive Award Plan - Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement. (used for grants on and after January 1, 2020)
X

10.12(j)**
SeaSpine Holdings Corporation Amended and Restated 2015 Incentive Award Plan - Form of Stock Option Grant Notice and Stock Option Agreement. (used for grants on and after June 6, 2018 for Senior Leadership Team Members)

			Form 10-Q	001-36905-18979117	7/31/2018

10.12(k)**
SeaSpine Holdings Corporation Amended and Restated 2015 Incentive Award Plan - Form of Stock Option Grant Notice and Stock Option Agreement. (used for grants on and after June 6, 2018 for Non-Senior Leadership Team Members)
			Form 10-Q	001-36905-18979117	7/31/2018

10.13(a)**	SeaSpine Holdings Corporation 2018 Employment Inducement Incentive Award Plan		Form 10-Q	001-36905-18979117	7/31/2018

10.13(b)**	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the SeaSpine Holdings Corporation 2018 Employment Inducement Incentive Award Plan		Form 10-Q	001-36905-18979117	7/31/2018

10.13(c)**	Form of Stock Option Grant Notice and Stock Option Agreement under the SeaSpine Holdings Corporation 2018 Employment Inducement Incentive Award Plan (for Senior Leadership Team Members)		Form 10-Q	001-36905-18979117	7/31/2018

10.13(d)**	Form of Stock Option Grant Notice and Stock Option Agreement under the SeaSpine Holdings Corporation 2018 Employment Inducement Incentive Award Plan (for Non-Senior Leadership Team Members)		Form 10-Q	001-36905-18979117	7/31/2018

10.14**	Amended and Restated Non-Employee Director Compensation Program, effective May 30, 2018		Form 10-Q	001-36905-18979117	7/31/2018

10.15**	Patrick Keran Letter Agreement, dated October 1, 2015		Form 10-Q	001-36905-17818719	5/5/2017

10.16*	Supply Agreement, dated May 15, 2013, by and between Integra LifeSciences Corporation and PcoMed, LLC, and subsequent assignment to SeaSpine Holdings Corporation on May 21, 2015		Form 8-K	001-36905-181116276	10/10/2018

10.17*	Tyler Lipschultz Letter Agreement, dated July 9, 2015		Form 10-Q	001-36905-19788614	5/1/2019

21.1	Subsidiaries of the Registrant		Form 10-K	001-36905-161510399	3/16/2016

23.1	Consent of RSM, Independent Registered Public Accounting Firm	X

24.1	Power of Attorney (included on the signatures page)	X

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1***	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2***	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

†101.INS	XBRL Instance Document	X

†101.SCH	XBRL Taxonomy Extension Schema Document	X

†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

†101.DEF	XBRL Definition Linkbase Document	X

†101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	X

†101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

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

†
The financial information of SeaSpine Holdings Corporation Annual Report on Form 10-K for the year ended December 31, 2019 filed on February 28, 2020 formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Loss, (iii) the Consolidated Balance Sheets, (iv) Parenthetical Data to the Consolidated Balance Sheets, (v) the Consolidated Statements of Cash Flows, (vi) the Consolidated Statements of Equity, and (vii) Notes to Consolidated Financial Statements, is furnished electronically herewith.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEASPINE HOLDINGS CORPORATION

Date:	February 28, 2020	/s/ Keith C. Valentine
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Keith C. Valentine	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2020
Keith C. Valentine

/s/ John J. Bostjancic	Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2020
John J. Bostjancic

/s/ Kirtley C. Stephenson	Chair of the Board	February 28, 2020
Kirtley C. Stephenson

/s/ Stuart M. Essig	Lead Independent Director	February 28, 2020
Stuart M. Essig

/s/ Keith Bradley	Director	February 28, 2020
Keith Bradley

/s/ Kimberly Commins-Tzoumakas	Director	February 28, 2020
Kimberly Commins-Tzoumakas

/s/ Michael Fekete	Director	February 28, 2020
Michael Fekete

/s/ Renee M. Gaeta	Director	February 28, 2020
Renee M. Gaeta

/s/ John B. Henneman, III	Director	February 28, 2020
John B. Henneman, III

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of SeaSpine Holdings Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of SeaSpine Holdings Corporation and its subsidiaries (the Company) as of December 31, 2019, and 2018, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements and schedule (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Los Angeles, California
February 28, 2020

SEASPINE HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2019	2018
Total revenue, net	$159,083	$143,443
Cost of goods sold	57,979	55,969
Gross profit	101,104	87,474
Operating expenses:
Selling and marketing	83,445	75,156
General and administrative	33,594	30,231
Research and development	15,125	12,058
Intangible amortization	3,169	3,168
Impairment of intangible assets	4,993	—
Total operating expenses	140,326	120,613
Operating loss	(39,222)	(33,139)
Other (income) expense, net	(302)	256
Loss before income taxes	(38,920)	(33,395)
Provision for income taxes	356	129
Net loss	$(39,276)	$(33,524)
Net loss per share, basic and diluted	$(2.07)	$(2.18)
Weighted average shares used to compute basic and diluted net loss per share	18,977	15,358

The accompanying notes are an integral part of these consolidated financial statements.

SEASPINE HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2019	2018
Net loss	$(39,276)	$(33,524)
Other comprehensive (loss) income
Foreign currency translation adjustments	(171)	(345)
Unrealized gain (loss) on investments	3	(3)
Comprehensive loss	$(39,444)	$(33,872)

The accompanying notes are an integral part of these consolidated financial statements.

SEASPINE HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value data)

	December 31, 2019	December 31, 2018

ASSETS
Current assets:
Cash and cash equivalents	$20,199	$24,233
Short-term investments	—	29,800
Trade accounts receivable, net of allowances of $111 and $850	24,902	20,335
Inventories, net	47,155	42,742
Prepaid expenses and other current assets	3,906	2,948
Total current assets	96,162	120,058
Property, plant and equipment, net	25,751	22,623
Intangible assets, net	19,173	28,712
Other assets	632	949
Total assets	$141,718	$172,342
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable, trade	$7,448	$9,214
Accrued compensation	7,879	7,900
Accrued commissions	7,843	5,451
Contingent consideration liabilities	1,864	129
Other accrued expenses and current liabilities	5,444	3,852
Total current liabilities	30,478	26,546
Contingent consideration liabilities, net of current portion	230	2,367
Other liabilities	1,250	1,344
Total liabilities	31,958	30,257

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value; 15,000 authorized; no shares issued and outstanding at December 31, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value; 60,000 authorized; 19,124 and 18,669 shares issued and outstanding at December 31, 2019 and 2018, respectively	191	187
Additional paid-in capital	284,211	277,096
Accumulated other comprehensive income	1,434	1,602
Accumulated deficit	(176,076)	(136,800)
Total stockholders' equity	109,760	142,085
Total liabilities and stockholders' equity	$141,718	$172,342

The accompanying notes are an integral part of these consolidated financial statements.

SEASPINE HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2019	2018
OPERATING ACTIVITIES:
Net loss	$(39,276)	$(33,524)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,347	10,695
Instrument replacement expense	2,281	1,818
Impairment of spinal instruments	30	527
Impairment of intangible assets	4,993	—
Provision for excess and obsolete inventories	3,623	3,430
Amortization of debt issuance costs	76	113
Deferred income tax provision	285	126
Stock-based compensation	7,806	5,800
Gain from change in fair value of contingent consideration liabilities	(263)	(1,802)
Changes in assets and liabilities:
Accounts receivable	(4,621)	1,383
Inventories	(5,924)	(3,454)
Prepaid expenses and other current assets	(420)	(963)
Other non-current assets	(50)	(249)
Accounts payable	(1,458)	1,860
Income taxes payable	25	16
Accrued commissions	2,385	(341)
Other accrued expenses and current liabilities	(26)	2,297
Other non-current liabilities	(90)	(290)
Net cash used in operating activities	(20,277)	(12,558)
INVESTING ACTIVITIES:
Purchases of investments	—	(29,756)
Purchases of property and equipment	(12,834)	(8,348)
Maturities of short-term investments	30,000	—
Net cash provided by (used in) investing activities	17,166	(38,104)
FINANCING ACTIVITIES:
Borrowings under credit facility	—	7,000
Repayments of credit facility	—	(7,000)
Proceeds from issuance of common stock- employee stock purchase plan and exercise of stock options	1,440	2,520
Proceeds from issuance of common stock, net of offering costs	—	62,611
Repurchases of common stock for income tax withheld upon vesting of restricted stock awards and restricted stock units	(2,129)	(627)
Payment of contingent royalty consideration liabilities in connection with acquisition of business	(140)	(137)
Debt issuance costs	—	(170)
Net cash (used in) provided by financing activities	(829)	64,197
Effect of exchange rate changes on cash and cash equivalents	(94)	(90)
Net change in cash and cash equivalents	(4,034)	13,445
Cash and cash equivalents at beginning of period	24,233	10,788
Cash and cash equivalents at end of period	$20,199	$24,233
Non-cash investing activities:
Property and equipment in liabilities	$713	$973
Intangible assets in liabilities	$850	$—

SEASPINE HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)

Supplemental cash flow information:
Interest paid	$155	$441
Income taxes paid	$101	$130
The accompanying notes are an integral part of these consolidated financial statements.

SEASPINE HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Common Stock		Additional	Accumulated Other		Total
	Number of		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance December 31, 2017	13,508	$135	$206,844	$1,950	$(103,276)	$105,653
Net loss	—	—	—	—	(33,524)	(33,524)
Foreign currency translation adjustment	—	—	—	(345)	—	(345)
Unrealized loss on short-term investments	—	—	—	(3)	—	(3)
Restricted stock issued	259	3	(1)	—	—	2
Issuance of common stock under employee stock purchase plan	160	2	1,107	—	—	1,109
Issuance of common stock- ATM transactions	882	9	8,505	—	—	8,514
Issuance of common stock- public offering	3,738	37	54,060	—	—	54,097
Issuance of common stock- exercise of stock options	124	1	1,410	—	—	1,411
Repurchases of common stock for income tax withheld upon vesting of restricted stock awards and restricted stock units	(2)	—	(629)	—	—	(629)
Stock-based compensation	—	—	5,800	—	—	5,800
Balance December 31, 2018	18,669	$187	$277,096	$1,602	$(136,800)	$142,085
Net loss	—	—	—	—	(39,276)	(39,276)
Foreign currency translation adjustment	—	—	—	(171)	—	(171)
Unrealized loss on short-term investments	—	—	—	3	—	3
Restricted stock issued	319	3	(1)	—	—	2
Issuance of common stock under employee stock purchase plan	120	1	1,209	—	—	1,210
Issuance of common stock- exercise of stock options	17	—	230	—	—	230
Repurchases of common stock for income tax withheld upon vesting of restricted stock awards and restricted stock units	(1)	—	(2,129)	—	—	(2,129)
Stock-based compensation	—		7,806	—	—	7,806
Balance December 31, 2019	19,124	191	284,211	1,434	(176,076)	109,760

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

Under current SEC rules, generally, a company qualifies as a "smaller reporting company" if it has a public float of less than $250 million as of the last business day of its most recently completed second fiscal quarter. If a company qualifies as a smaller reporting company on that date, it may elect to reflect that determination and use the smaller reporting company scaled disclosure accommodations in its subsequent SEC filings until the beginning of the first quarter of the fiscal year following the date it determines it does not qualify as a smaller reporting company. The Company's public float as of the last business day of its second fiscal quarter of 2019 was less than $250 million, and as such, the Company qualifies as a smaller reporting company, elected to reflect that determination and intends to use certain of the scaled disclosure accommodations in its SEC filings made during and for the year ended December 31, 2020.

Concentration of Risk

Integra and PcoMed, LLC (PcoMed) entered into a supply agreement on May 15, 2013 (the "Supply Agreement"), which was subsequently assigned to the Company by Integra on May 21, 2015. For the year ending December 31, 2019, the sales of products incorporating the NanoMetalene® technology licensed and supplied to the Company pursuant to the Supply Agreement represent approximately 12% of the Company's revenue.

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

The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash. Cash balances are maintained primarily at major financial institutions in the United States and exceed the regulatory limit of $250,000 insured by the Federal Deposit Insurance Corporation (FDIC). The Company has not experienced any credit losses associated with its cash balances.

SEASPINE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

In accordance with Financial Accounting Standard Board (FASB) Accounting Standards Codification 320, Investments - Debt and Equity Securities, the Company assesses whether it intends to sell or it is more likely than not that it will be required to sell a debt security before recovery of its amortized cost basis less any current-period credit losses. For debt securities that are considered other-than-temporarily impaired and that the Company does not intend to sell and will not be required to sell prior to recovery of its amortized cost basis, the Company separates the amount of the impairment into the amount that is credit-related (referred to as the credit loss component) and the amount due to all other factors. The credit loss component is recognized in net income and is the difference between the security’s amortized cost basis and the present value of its expected future cash flows. The remaining difference between the security’s fair value and the present value of future expected cash flows is due to factors that are not credit-related and is recognized in accumulated other comprehensive income (“AOCI”). For debt securities that are intended to be sold, or that management believes are more likely than not to be required to be sold prior to recovery, the full impairment is recognized immediately in earnings.

Realized gains and losses on sales of investments are determined on a specific-identification basis. Interest income is recognized on an accrual basis. See Note 4, "Balance Sheet Details", below, for further discussion regarding investments.

Fair Value of Financial Instruments

The carrying amounts of cash, cash equivalents, receivables, accounts payable and accrued expenses at December 31, 2019 and 2018, are considered to approximate fair value because of the short-term nature of those items.

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

SEASPINE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The carrying amount of short-term investments at December 31, 2018 are carried at fair value based on quoted market prices in active markets. This fair value measurement is categorized within Level 1 of the fair value hierarchy. There were no short-term investments at December 31, 2019.

The carrying amounts of contingent consideration liabilities at December 31, 2019 and 2018 related to business combinations are measured at fair value on a recurring basis, and are classified within Level 3 of the fair value hierarchy because they use significant unobservable inputs. See Note 5, "Fair Value Measurements", below, for further information.

Trade Accounts Receivable and Allowances

Trade accounts receivable in the accompanying consolidated balance sheets are presented net of allowances for doubtful accounts and sales returns and other credits. The Company grants credit to customers in the normal course of business, but generally does not require collateral or any other security to support its receivables.

The Company evaluates the collectability of accounts receivable based on a combination of factors. In circumstances where a specific customer is unable to meet its financial obligations to the Company, a provision to the allowances for doubtful accounts is recorded to reduce the net recognized receivable to the amount that is reasonably expected to be collected. For all other customers, a provision to the allowances for doubtful accounts is recorded based on factors including the length of time the receivables are past due, the current business environment and the Company’s historical experience. Provisions to the allowances for doubtful accounts are recorded to selling and marketing expenses. Account balances are charged off against the allowance when it is probable that the receivable will not be recovered.

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

The Company capitalizes inventory costs associated with certain products prior to regulatory approval, based on management’s judgment of probable economic benefit. The Company could be required to expense previously capitalized costs related to pre-approval inventory upon a change in such judgment, due to, among other potential factors, a denial or delay of approval by necessary regulatory bodies or a decision by management to discontinue the related development program. No material amounts were capitalized at December 31, 2019 or 2018.

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

The cost of purchased spinal instruments that the Company consigns to hospitals and independent sales agents to support surgeries is initially capitalized as construction in progress. The amount is then either reclassified to spinal instruments and sets and depreciation is initiated when instruments are put together in a newly built set with spinal implants, or directly expensed for the instruments used to replace damaged instruments in an existing set. The depreciation expense and direct expense for replacement instruments are recorded in selling and marketing expense.

Business Combinations

SEASPINE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Impairment of Long-Lived Assets

Long-lived assets held and used by the Company, including property, plant and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets to be held and used, a recoverability test is performed using projected undiscounted net cash flows applicable to the long-lived assets. If an impairment exists, the amount of such impairment is calculated based on the estimated fair value of the asset. Impairments to long-lived assets to be disposed of are recorded based upon the difference between the carrying value and the fair value of the applicable assets. The Company determined an impairment exists for certain intangible assets during the year ended December 31, 2019 and there was no such determination during the year ended December 31, 2018. Excluding the impairment of spinal instruments, there was no impairment of tangible long-lived assets in any of the periods presented. See Note 4, "Balance Sheet Details", below, for additional information.

Foreign Currency

The Company generates revenues outside the United States in multiple foreign currencies including euros, Swiss francs and in U.S. dollar-denominated transactions conducted with customers who generate revenue in currencies other than the U.S. dollar. The Company also incurs operating expenses in euros and Swiss francs. All assets and liabilities of foreign subsidiaries which have a functional currency other than the U.S. dollar are translated at the rate of exchange at year-end, while elements of the income statement are translated at the average exchange rates in effect during the year. The net effect of these translation adjustments is shown as a component of accumulated other comprehensive income. These currency translation adjustments are not currently adjusted for income taxes as they relate to permanent investments in non-U.S. subsidiaries. Foreign currency transaction gains and losses are reported in other income (expense), net.

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

SEASPINE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

See Note 10, "Segment and Geographic Information", below for a presentation of the Company's disaggregated revenue.

Shipping and Handling Fees and Costs

The Company has elected to account for shipping and handling activities as fulfillment activities. As such, the Company does not evaluate shipping and handling as promised services to its customers. Shipping and handling costs of $2.5 million and $1.8 million for shipments of loaned spinal implants and instrumentation sets and costs incurred for internal movement of inventory were recorded in selling and marketing expense during the years ended December 31, 2019 and 2018, respectively.

Research and Development

Research and development costs, including salaries, stock-based compensation, depreciation, consultant, clinical study, product registration and other external fees, and facility costs directly attributable to research and development activities, are expensed in the period in which they are incurred.

Stock-Based Compensation
The Company's stock-based compensation has been recognized through the consolidated statement of operations and the Company's additional paid-in capital account on the consolidated balance sheet.

The Company recognizes the expense related to the fair value of their stock-based compensation awards. Stock-based compensation expense for stock option awards was based on the fair value on the grant date using the Black-Scholes-Merton option pricing model. The fair value of restricted stock granted prior to the spin-off was based on the Integra’s stock price at the grant date, and the fair value of restricted stock granted after the spin-off was based on the Company's stock price at the grant date. The long form method was used in the determination of the windfall tax benefit.

The stock-based compensation is initially measured at the fair value of the awards on the grant date and is then recognized on a ratable basis in the financial statements over the requisite service period of the award. Stock-based compensation expense was $7.8 million in 2019 and $5.8 million in 2018.

Concentration of Credit Risk

SEASPINE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
In February 2016, the FASB issued Accounting Standards Update (ASU or Update) No. 2016-02, Leases (Topic 842). The new standard requires lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms of greater than twelve months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. The new standard must be adopted using the modified retrospective approach. In July 2018, the FASB issued Update No. 2018-10, Codification Improvements to Topic 842 (Leases) and Update No. 2018-11, Leases (Topic 842): Targeted Improvements. In March 2019, the FASB issued Update No. 2019-01, Leases (Topic 842): Codification Improvements. In November 2019, the FASB issued Update No. 2019-10, Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, which modifies the effective dates for Topic 842. The amendments in ASU 2018-10, ASU 2018-11, ASU 2019-01, and ASU 2019-10 provide additional clarification and implementation guidance on certain aspects of the previously issued ASU 2016-02 and have the same effective date and transition requirements as ASU 2019-10. The Company has early adopted the standard beginning on January 1, 2020. The Company adopted the new standard electing the optional transition method that allows for a cumulative-effect adjustment in the period of adoption and did not restate prior periods. The Company applied the transition package of practical expedients allowed by the standard. The Company has completed the assessment of the new standard and is finalizing the new required disclosures. As a result of the Company’s adoption of the new standard, the Company will record right-of-use assets and lease liabilities of approximately $9.0 million and $10.5 million, respectively, for existing operating leases in the consolidated balance sheets at January 1, 2020. Additionally, the Company will reverse approximately $1.5 million of deferred rent liabilities previously recorded under the previous accounting guidance. The adoption of this new standard will not have a material impact on its consolidated results of operations or cash flows.
In June 2016, the FASB issued Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires credit losses on most financial assets measured at amortized cost, including trade receivables, and certain other instruments to be measured using an expected credit loss model, referred to as the current expected credit loss (CECL) model. Under this model, entities will estimate credit losses over the entire contractual term of the instrument. The new standard will be effective for the Company beginning January 1, 2023. The FASB has subsequently issued other related ASUs, which amend ASU 2016-13 to provide clarification and additional guidance. The Company is evaluating the impact of this standard on its consolidated financial statements.

In June 2018, the FASB issued Update No. 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This Update will require an entity to apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606. The new standard was effective for the Company beginning on January 1, 2020. The adoption of this new standard is not expected to have a material impact on its consolidated financial statements.

SEASPINE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In July 2018, the FASB issued Update No. 2018-09, Codification Improvements. This Update includes several amendments to the FASB Accounting Standards Codification (Codification) intended to clarify, improve, or correct errors in the Codification. Some amendments do not require transition guidance and are effective upon issuance. The amendments requiring transition guidance was effective for the Company beginning on January 1, 2020. The adoption of this new standard is not expected to have a material impact on its consolidated financial statements.

In August 2018, the FASB issued Update No. 2018-13, Fair Value Measurement (Topic 820)-Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this Update modify the disclosure requirements on fair value measurements in Topic 820 based on the concepts in the Concepts Statement including the consideration of costs and benefits. The new standard was effective for the Company beginning on January 1, 2020. The adoption of this new standard is not expected to have a material impact on its consolidated financial statements.

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

In April 2019, the FASB issued Update No. 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. This Update includes several amendments to the Codification intended to clarify, improve, or correct errors in the Codification. Some amendments do not require transition guidance and are effective upon issuance. The amendments requiring transition guidance have the same effective dates as Update No. 2016-13 and will be effective for the Company beginning on January 1, 2023. The Company is evaluating the impact of this standard on its consolidated financial statements.

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

In August 2016, the FASB issued Update No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash
Receipts and Cash Payments. This new standard addresses eight specific cash flow issues related to cash receipts and cash payments with the objective of reducing the existing diversity of presentation and classification in the statement of cash flows. The new standard was effective for the Company beginning on January 1, 2019 and was applied using a retrospective transition method to each period presented. Adoption of this new guidance had no impact on the Company’s cash flows statements.

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

SEASPINE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Net Loss Per Share

Basic and diluted net loss per share was calculated using the weighted-average number of shares of common stock outstanding during the period. The weighted average number of shares used to compute diluted net loss per share excludes any assumed exercise of stock options, any assumed issuance of common stock under restricted stock awards or units, and any assumed issuances under the Company's employee stock purchase plan, because the effect, in each case, would be antidilutive. Common stock equivalents of 3.6 million and 3.4 million shares for the years ended December 31, 2019 and 2018, respectively, were excluded from the calculation because of their antidilutive effect.

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

In June 2018 and September 2018, the Company borrowed $4.0 million and $3.0 million under the Credit Facility, respectively. The Company elected to have the LIBOR rate apply to the amounts borrowed with an interest period of six months commencing on June 28, 2018 and three months commencing on September 25, 2018, respectively. On November 2, 2018, the Company repaid the entire $7.3 million of outstanding borrowings plus accrued interest under the Credit Facility. There were no amounts outstanding under the Credit Facility at December 31, 2019 or 2018. At December 31, 2019, the Company had $25.4 million of current borrowing capacity under the Credit Facility. Debt issuance costs and legal fees related to the Credit Facility totaling $0.6 million were recorded as a deferred asset and are being amortized ratably over the term of the arrangement.

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

The Credit Facility contains various customary affirmative and negative covenants, including prohibiting the Company from incurring indebtedness without the lender’s consent. The Credit Facility also includes a financial covenant, that requires the Company to maintain a minimum fixed charge coverage ratio of 1.10 to 1.00 for the applicable measurement period, if the Company's Total Liquidity (as defined in the Credit Facility) is less than $5.0 million. The Company was in compliance with all applicable covenants at December 31, 2019.

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

SEASPINE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. BALANCE SHEET DETAILS

Short-term investments. There were no short-term investments as of December 31, 2019. The amortized cost, estimated fair value and gross unrealized gains and losses on investments as of December 31, 2018 are shown in the table below:

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	(Losses)
As of December 31, 2018	(In thousands)
U.S. Treasury Bills	$29,803	—	$(3)	$29,800

As of December 31, 2018, the Company’s investment portfolio included 9 U.S. Treasury Bills in an unrealized loss position. There were no other-than-temporary impairments on debt securities or realized gains or losses during the year ended December 31, 2019 and 2018.

Inventories. Inventories consisted of:

	December 31, 2019	December 31, 2018
	(In thousands)
Finished goods	$30,042	$27,589
Work in process	10,847	10,367
Raw materials	6,266	4,786
	$47,155	$42,742

Property, Plant and Equipment. Property, plant and equipment balances and corresponding useful lives were as follows:

	December 31, 2019	December 31, 2018	Useful Lives
	(In thousands)
Leasehold improvement	$5,878	$5,724	Shorter of lease term or useful life
Machinery and production equipment	8,562	7,752	3-10 years
Spinal instruments and sets	25,511	23,212	4-5 years
Information systems and hardware	7,442	7,290	3-7 years
Furniture and fixtures	1,412	1,222	3-5 years
Construction in progress	9,716	7,013
Total	58,521	52,213
Less accumulated depreciation and amortization	(32,770)	(29,590)
Property, plant and equipment, net	$25,751	$22,623

The balance of construction in progress as of December 31, 2019 and 2018 consists primarily of spinal instruments not yet placed into service.

Depreciation and amortization expenses totaled $4.9 million and $4.2 million for the years ended December 31, 2019 and 2018, respectively, and included $0.9 million and $0.8 million of expenses that were presented within cost of goods sold for the years ended December 31, 2019 and 2018, respectively. The cost of purchased instruments used to replace damaged instruments in existing sets and recorded directly to the instrument replacement expense totaled $2.3 million and $1.8 million for the years ended December 31, 2019 and 2018, respectively.

Impairment charges against spinal instruments recorded for the year ended December 31, 2019 were immaterial. For the year ended December 31, 2018, the Company recorded impairment charges totaling $0.5 million against spinal instruments that are no longer expected to be placed into service.

SEASPINE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Identifiable Intangible Assets.

The Company shifted its commercialization strategy with respect to the product technologies it acquired of N.L.T. Spine Ltd. (NLT) and NLT Spine, Inc., a wholly owned subsidiary of NLT, due to market trend factors, new features necessary to be competitive, and more cost-effective internal development initiatives and the Company's estimated future net sales associated with those product technologies decreased. Accordingly, the Company evaluated the ongoing value of the product technology intangible assets associated with the acquisition of these assets. Based on this evaluation, the Company determined that intangible assets with a carrying amount of $6.8 million were no longer recoverable and were impaired, and the Company wrote those intangible assets down to their estimated fair value of $1.8 million at June 30, 2019. Significant estimates used in determining the estimated fair value include measurements estimating cash flows and determining the appropriate discount rate, which are considered Level 3 inputs under Codification 820.

During the year ended December 31, 2019, the Company recognized $0.9 million of product technology intangible assets related to the achievement of certain licensed technology development milestones under a license agreement.

The components of the Company’s identifiable intangible assets were:

	December 31, 2019
	Weighted Average Life	Cost	Accumulated Amortization	Net
		(In thousands)
Product technology	12 years	$34,158	$(28,912)	$5,246
Customer relationships	12 years	56,830	(42,903)	13,927
Trademarks/brand names	—	300	(300)	—
		$91,288	$(72,115)	$19,173

	December 31, 2018
	Weighted Average Life	Cost	Accumulated Amortization	Net
		(In thousands)
Product technology	12 years	$40,769	$(29,153)	$11,616
Customer relationships	12 years	56,830	(39,734)	17,096
Trademarks/brand names	—	300	(300)	—
		$97,899	$(69,187)	$28,712
Annual amortization expense (including amounts reported in cost of goods sold) is expected to be approximately, $4.3 million in 2020, $4.3 million in 2021, $4.2 million in 2022, $3.6 million in 2023, and $1.7 million in 2024. Amortization expense totaled $5.4 million and $6.5 million for the years ended December 31, 2019 and 2018, respectively, and included $2.2 million and $3.3 million, respectively, of amortization of product technology intangible assets that was presented within cost of goods sold.

SEASPINE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. FAIR VALUE MEASUREMENTS

The fair values of the Company’s assets and liabilities, including contingent consideration liabilities, are measured at fair value on a recurring basis, and are determined under the fair value categories as follows (in thousands):

	Total	Quoted Price in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2019:
Contingent consideration liabilities- current	$1,864	$—	$—	$1,864
Contingent consideration liabilities- non-current	230	—	—	230
Total contingent consideration	$2,094	$—	$—	$2,094

	Total	Quoted Price in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2018:
Short-term investments	$29,800	$29,800	$—	$—
Total Assets
Contingent consideration liabilities- current	$129	$—	$—	$129
Contingent consideration liabilities- non-current	2,367	—	—	2,367
Total contingent consideration	$2,496	$—	$—	$2,496

Short-term investments are classified with Level 1 of the fair value hierarchy because they use quoted market prices in active markets for identical assets.

The Company is obligated to pay up to a maximum of $5.0 million in milestone payments under the 2016 asset purchase agreement with NLT, payable at the Company's election in cash or in shares of its common stock. Such milestone payments are contingent on the Company's achievement of four independent events related to the commercialization of the product technologies the Company acquired in the transaction. Additionally, the Company must pay royalty payments, in cash, to NLT equal to declining (over time) percentages of the Company’s future net sales of certain of the acquired product technologies not to exceed $43.0 million in the aggregate. The Company has the option to terminate any future obligation to make royalty payments by making a one-time cash payment to NLT of $18.0 million.

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

SEASPINE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table sets forth the changes in the estimated fair value of the Company’s liabilities measured on a recurring basis using significant unobservable inputs (Level 3). The gain from change in fair value of contingent milestone and royalty payments resulted from updated estimated timing of payments, probability of success rates, the passage of time, updated discount rates matched to the estimated timing of payments, actual net sales of certain products for the year ended December 31, 2019, and estimated net sales for future royalty payment periods.

A change in estimated timing of payments, probability of success rates, or estimated net sales for future royalty payment periods would be expected to have a material impact on the fair value of contingent milestone and royalty payments.

	Year Ended December 31,
	2019	2018
	(in thousands)
Beginning Balance as of January 1	$2,496	$4,435
Contingent consideration liabilities settled	(139)	(137)
Gain from change in fair value of contingent consideration recorded in general and administrative expenses	(263)	(1,802)
Ending Balance as of December 31	$2,094	$2,496

6. EQUITY AND STOCK-BASED COMPENSATION

Common Stock

In August 2016, the Company entered into an equity distribution agreement (Distribution Agreement) with Piper Jaffray & Co. (Piper Jaffray), pursuant to which the Company may offer and sell shares of its common stock in “at the market” (ATM) offerings (as defined in Rule 415 of the Securities Act of 1933, as amended) having an aggregate offering price up to $25.0 million in gross proceeds. The shares offered and sold under the Distribution Agreement are covered by a registration statement on Form S-3 that was declared effective on August 24, 2016. Under the Distribution Agreement, the Company sold 1,500,000 shares of common stock at an average price per share of $10.78 and received net proceeds of approximately $15.6 million (net of $0.6 million of offering costs) during the year ended December 31, 2017. During the year ended December 31, 2018, the Company sold an additional 882,332 shares of common stock at an average price per share of $10.00 and received net proceeds of approximately $8.5 million (net of $0.3 million of offering costs), which consumed the remaining capacity under the Distribution Agreement. The Company used the net proceeds for general corporate purposes, including sales and marketing expenditures aimed at growing its business, research and development expenditures focused on product development, and investments in inventory and spinal instruments and sets.

In May 2018, the Company entered into another equity distribution agreement with Piper Jaffray (the May 2018 Distribution Agreement), pursuant to which the Company may offer and sell shares of its common stock in ATM offerings having an aggregate offering price up to $50.0 million in gross proceeds. On March 1, 2019, the Company terminated the May 2018 Distribution Agreement. The Company is not subject to any termination penalties related to May 2018 Distribution Agreement. Prior to termination, the Company did not sell any shares of its common stock pursuant to the May 2018 Distribution Agreement.

In October 2018, the Company entered into an Underwriting Agreement with Wells Fargo Securities, LLC, Piper Jaffray and Cantor Fitzgerald & Co. relating to the issuance and sale of 3,250,000 shares of the Company’s common stock. The Company granted the underwriters an option, exercisable for 30 days, to purchase up to an additional 487,500 shares of common stock. The underwriters exercised this option and the offering closed on October 15, 2018 with the sale of 3,737,500 shares of the Company's common stock. The price to the public in the offering was $15.50 per share, before underwriting discounts and commissions resulting in net proceeds to the Company of approximately $54.1 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. The Company used a portion of the net proceeds from the offering to repay all of its then-outstanding borrowings under the Credit Facility, and intends to use the remaining proceeds for general corporate purposes, including general and administrative expenses, capital expenditures and general working capital purposes.

In March 2019, the Company entered into a controlled equity offering sales agreement (Sales Agreement) with Cantor Fitzgerald to sell shares of its common stock in ATM offerings having an aggregate offering price of up to $50.0 million in gross proceeds. The Company and Cantor Fitzgerald mutually agreed to terminate the Sales Agreement effective as of October

SEASPINE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

23, 2019. The Company is not subject to any termination penalties related to the Sales Agreement. Prior to termination, the Company did not sell shares of its common stock pursuant to the Sales Agreement.

Equity Award Plans

Stock-based compensation expense, all related to employees and non-employee directors, was recognized as follows:

	December 31,
	2019	2018
	(In Thousands)
Selling and marketing	$1,628	1,399
General and administrative	4,607	$3,873
Research and development	1,278	365
Cost of goods sold	293	163
Total stock-based compensation expense	7,806	5,800
Total estimated tax benefit related to stock-based compensation expense	—	—
Net effect on net income	$7,806	$5,800

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

In May 2015, the Company adopted the 2015 Incentive Award Plan, which was subsequently amended and restated with approval of the Company's stockholders. In February and March 2018, the Company's board of directors approved amendments to the plan that increased the share reserve by an aggregate of 2,726,000 shares over the then-existing share reserve thereunder, subject to stockholder approval. The Company's stockholders approved both amendments in May 2018 (the 2015 Incentive Award Plan, as amended and restated to date, the Restated Plan). Under the Restated Plan, the Company can grant its employees, non-employee directors and consultants incentive stock options and non-qualified stock options, restricted stock, performance stock, dividend equivalent rights, stock appreciation rights, stock payment awards and other incentive awards. The aggregate number of shares that may be issued or transferred pursuant to awards under the Restated Plan is the sum of (1) the number of shares issuable upon exercise or vesting of the number of Integra equity awards converted to the Company's equity awards under the Restated Plan as of the date of the spin-off and (2) 6,235,500 shares of its common stock in respect of awards granted under the Restated Plan. As of December 31, 2019, 1,832,700 shares were available for issuance under the Restated Plan.

In 2016, the Company established the 2016 Employment Inducement Incentive Award Plan (the 2016 Plan), a broad-based incentive plan which allows for the issuance of stock-based awards, including non-qualified stock options, restricted stock awards, performance awards, restricted stock unit awards and stock appreciation rights, to those individuals and in those circumstances described below. An aggregate of 1,000,000 shares are reserved for issuance under the 2016 Plan. The Company has not awarded any shares under the 2016 Plan as of December 31, 2019. As a result of the stockholders' approval of the Restated Plan, the Company's board of directors will not grant any awards under the 2016 Plan.

In June 2018, the Company established the 2018 Employment Inducement Incentive Award Plan (the 2018 Inducement Plan). The terms of the 2018 Plan are substantially similar to the terms of the Restated Plan with these principal exceptions: (1) incentive stock options may not be granted under the 2018 Inducement Plan; (2) there are no annual limits on awards that may be issued to an individual under the 2018 Inducement Plan; (3) awards granted under the 2018 Inducement Plan are not required to be subject to any minimum vesting period; and (4) awards may be granted under the 2018 Inducement Plan only to those individuals and in those circumstances described below. An aggregate of 2,000,000 shares are reserved under the 2018 Inducement Plan. As of December 31, 2019, 1,939,750 shares were available for issuance under the 2018 Inducement Plan.

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

SEASPINE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

following a bona fide period of non-employment by the Company or a parent or subsidiary, if he or she is granted such award in connection with his or her commencement of employment with the Company or a subsidiary and such grant is an inducement material to his or her entering into employment with the Company or such subsidiary.

Restricted Stock Awards and Restricted Stock Units
Restricted stock awards (RSAs) granted to non-employee directors generally have a requisite service period of one year; restricted stock units (RSUs) granted to employees generally have a requisite service period of three years. Both are subject to graded vesting. The Company expenses the fair value of RSAs and RSUs on an accelerated basis over the vesting period or requisite service period, whichever is shorter. Stock-based compensation expense related to all equity awards includes an estimate for forfeitures. The expected forfeiture rate of all equity-based compensation is based on historical experience of pre-vesting forfeitures on awards by each homogeneous group of shareowners. For awards granted to non-executive employees, the forfeiture rate is estimated to be 14% and 13% annually for the years ended December 31, 2019 and 2018, respectively. There is no forfeiture rate applied to awards granted to non-employee directors or executive employees because their pre-vesting forfeitures are anticipated to be highly unlikely. As individual awards become fully vested, stock-based compensation expense is adjusted to recognize actual forfeitures.

The following table summarizes RSAs and RSUs granted to SeaSpine employees and non-employee directors during 2019:

	Restricted Stock Awards and Units
	Shares (In thousands)	Weighted Average Grant Date Fair Value Per Share
Unvested, January 1, 2019	976	$9.56
Granted	346	16.31
Cancellations	(27)	12.50
Released/Vested	(443)	9.57
Unvested, December 31, 2019	852	12.21

The weighted average grant date fair value of RSAs and RSUs granted during 2019 and 2018 was $16.31 and $10.72, respectively. The total fair value of shares subject to RSAs and RSUs that vested in 2019 and 2018 was $4.3 million and $2.6 million, respectively.

The Company recognized $5.9 million and $4.9 million in expense related to RSAs and RSUs for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, there was approximately $3.0 million of unrecognized compensation expense related to the unvested portions of RSAs and RSUs. This expense to be recognized over a weighted-average period of approximately 1.1 years.

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

	December 31,
	2019	2018
Expected dividend yield	0%	0%
Risk-free interest rate	2.5%	2.8%
Expected volatility	30.3%	25.6%
Expected term (in years)	2.9	4.9

The Company considered that it has never paid, and does not currently intend to pay, cash dividends. The risk-free interest rates are derived from the U.S. Treasury yield curve in effect on the date of grant for instruments with a remaining term similar to the expected term of the options. Due to the Company’s limited historical data, the expected volatility is calculated based upon the historical volatility of comparable companies in the medical device industry whose share prices are publicly available for a sufficient

SEASPINE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

period of time. The expected term is calculated using the historical weighted average term of the Company’s options. In addition, the Company applies an expected forfeiture rate when amortizing stock-based compensation expense. The expected forfeiture rate of options is based on historical experience of pre-vesting forfeitures on awards by each homogeneous group of shareowners. For options granted to non-executive employees, the forfeiture rate is estimated to be 14% and 13% annually for the years ended December 31, 2019 and 2018, respectively. There is no forfeiture rate applied to options granted to non-employee directors and executive employees because their pre-vesting forfeitures are anticipated to be highly unlikely. As individual options become fully vested, stock-based compensation expense is adjusted to recognize actual forfeitures.

A summary of the options granted during 2019 and the total number of options outstanding as of December 31, 2019 and changes since January 1, 2019 are set forth below:

	Number of Shares Outstanding (In thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding, January 1, 2019	2,321	$14.64	5.06	$8,365
Granted	435	$18.09	—	—
Exercised	(17)	$13.42	—	—
Forfeited	(102)	$15.58	—	—
Outstanding, December 31, 2019	2,637	$15.18	4.65	$506
Vested or expected to vest, December 31, 2019	2,618	$15.16	4.63	$504
Exercisable, December 31, 2019	2,163	$14.68	4.16	$442

The weighted average grant date fair value of options granted during 2019 and 2018 was $4.14 and $3.49, respectively. The total fair value of shares vested in 2019 and 2018 was $1.3 million and $1.4 million, respectively.

The Company recognized $1.2 million and $0.6 million in expense related to stock options for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, there was approximately $0.8 million of unrecognized compensation expense related to unvested stock options. This expense is expected to be recognized over a weighted-average period of approximately 1.5 years.
Employee Stock Purchase Plan

In May 2015, the Company adopted the SeaSpine Holdings Corporation 2015 Employee Stock Purchase Plan, which was amended in November 2018, as described below (as amended, the ESPP). Under the ESPP, eligible employees may purchase shares of the Company’s common stock through payroll deductions of up to 15% of eligible compensation during an offering period. Generally, each offering period will be for 24 months as determined by the Company's board of directors. There are four six-month purchase periods in each offering period for contributions to be made and to be converted into shares at the end of the purchase period. In no event may an employee purchase more than 2,500 shares per purchase period based on the closing price on the first trading date of an offering period or more than $25,000 worth of stock during any calendar year. The purchase price for shares to be purchased under the ESPP is 85% of the lesser of the market price of the Company's common stock on the first trading date of an offering period or on any purchase date during an offering period (June 30 or December 31).

Subject to stockholder approval, on and effective as of November 2, 2018, the Company's board of directors approved an amendment to the ESPP pursuant to which the share reserve under the ESPP would increase from 400,000 shares to 800,000 shares. The Company's stockholders approved that amendment in May 2019. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended (the IRC). The ESPP contains a restart feature, such that if the market price of the stock at the end of any six-month purchase period is lower than the market price at the original grant date of an offering period, that offering period will terminate after that purchase date, and a new two-year offering period will commence on the January 1 or July 1 immediately following the date the original offering period terminated. This restart feature was triggered on the purchase date that occurred on December 31, 2016, such that the offering period that commenced on July 1, 2016 was terminated, and a new two-year offering period commenced on January 1, 2017 and ended on December 31, 2018. The restart feature was triggered again on the purchase date that occurred on June 30, 2019, such that the offering period that commenced on January 1, 2019 was terminated, and a new two-year offering period commenced on July 1, 2019 and will end on June 30, 2021. The Company applied share-based payment modification accounting to the awards that were initially valued at

SEASPINE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

the grant date to determine the amount of any incremental fair value associated with the modified awards. The impact to stock-based compensation expense for modifications during the year ended December 31, 2019 was immaterial.

During the years ended December 31, 2019 and 2018, there were 119,602 and 160,059 shares of common stock, respectively, purchased under the ESPP. The Company recognized $0.7 million and $0.3 million in expense related to the ESPP for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, 280,462 shares were available under the ESPP for future issuance.

The Company estimates the fair value of shares issued to employees under the ESPP using the Black-Scholes-Merton option-pricing model. The following weighted average assumptions were used in the calculation of fair value of shares under the ESPP at the grant date for the periods indicated:

	December 31,
	2019	2018
Expected dividend yield	0%	0%
Risk-free interest rate	1.4%	2.0%
Expected volatility	21.9%	29.4%
Expected term (in years)	0.7	1.3

7. LEASES

The Company leases administrative, manufacturing, research, and distribution facilities and various manufacturing, office and transportation equipment through operating lease agreements.

Future minimum lease payments under the Company's operating leases at December 31, 2019 are as follows:

Payments Due by Calendar Year
(In thousands)
2020	$3,299
2021	2,218
2022	2,238
2023	1,563
2024	1,369
Thereafter	3,278
Total minimum lease payments	$13,965

Total lease expense for each of the years ended December 31, 2019 and 2018 was $2.1 million.
8. INCOME TAXES

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

SEASPINE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Income Tax Provision (Benefit)

Income (loss) before income taxes consisted of:

	Year Ended December 31,
	2019	2018
	(In thousands)
United States operations	$(39,342)	$(33,843)
Foreign operations	422	448
	$(38,920)	$(33,395)

A reconciliation of the U.S. federal statutory rate to the Company’s effective tax rate is:

	Year Ended December 31,
	2019	2018
Federal statutory rate	21.0%	21.0%
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal tax benefit	2.7%	3.2%
Foreign operations	(0.8)%	(0.5)%
Changes in valuation allowances	(24.7)%	(25.5)%
Uncertain tax positions	0.1%	0.3%
Research and development credit	0.2%	0.2%
Other	0.6%	0.9%
Effective tax rate	(0.9)%	(0.4)%
The provision/(benefit) for income taxes consisted of:

	Year Ended December 31,
	2019	2018
	(In thousands)
Current:
Federal	$(27)	$(93)
State	59	52
Foreign	39	44
Total current	$71	$3
Deferred:
Federal	—	—
State	—	—
Foreign	285	126
Total deferred	$285	$126
Provision (benefit) for income taxes	$356	$129

SEASPINE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The income tax effects of significant temporary differences that give rise to deferred tax assets and liabilities, shown before jurisdictional netting, are presented below:

	Year Ended December 31,
	2019	2018
	(In thousands)
Deferred tax assets:
Doubtful accounts	$27	$212
Inventory related items	10,508	9,677
Tax credits	319	229
Accrued vacation	369	340
Accrued bonus	1,099	1,192
Stock compensation	4,431	3,790
Net operating loss carryforwards	38,149	30,210
Intangible and fixed assets	10,806	10,611
Other	1,000	942
Total deferred tax assets	66,708	57,203
Less valuation allowance	(65,576)	(55,954)
Deferred tax assets after valuation allowance	$1,132	$1,249
Deferred tax liabilities:
Other	988	817
Total deferred tax liabilities	$988	$817
Net deferred tax assets	$144	$432

At December 31, 2019, the Company had net operating loss carryforwards of $156.3 million for federal and state income tax purposes. The Company also had net operating loss carryforwards of $0.6 million for foreign income tax purposes. These loss carryforwards begin to expire in 2021 for foreign income tax purposes and in 2027 for federal and state income tax purposes, and continue to expire through 2039. The Company’s net operating loss carryforwards generated after 2017 for federal income tax purposes do not expire. The tax expense recorded for net operating losses, net of valuation allowance, was $0.3 million which relates only to foreign net operating losses.

At December 31, 2018, the Company had net operating loss carryforwards of $122.4 million for federal and state income tax purposes. The Company also had foreign net operating loss carryforwards of $1.9 million. These tax loss carryforwards begin to expire in 2021 and 2027 for foreign and federal and state income tax, respectively, and will expire through 2037. The tax benefit recorded for net operating losses, net of valuation allowance, was $0.1 million which relates only to foreign net operating losses.

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

SEASPINE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company is not subject to the one-time transition tax on accumulated foreign earnings or the GILTI provisions enacted by the Tax Act because the Company's foreign operations have been included in its U.S. tax filings pursuant to an election to disregard its foreign entity for federal income tax purposes.

A reconciliation of the Company’s uncertain tax benefits is as follows:

	Year Ended December 31,
	2019	2018
	(In thousands)
Balance, beginning of year	$255	$277
Gross increases:
Prior years’ tax positions	15	1
Additions to tax positions in prior years due to spin-off	—	—
Current year tax positions	75	71
Gross decreases:
Settlements	—	—
Statute of limitations lapses	(26)	(94)
Balance, end of year	$319	$255

The Company recognizes interest and penalties relating to uncertain tax positions in income tax expense. The amounts recorded in 2019 and 2018 were not significant.

The Company files income tax returns as prescribed by tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state, local and foreign jurisdictions where applicable based on the statute of limitations that apply in each jurisdiction. The Company has no open tax audits with any taxing authority as of December 31, 2019. The Company is still subject to income tax examinations by U.S. federal and state tax authorities for the years 2015 through 2019. Open years for foreign jurisdictions are from 2014 through 2019. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss carryforward amount.

9. COMMITMENTS AND CONTINGENCIES
In consideration for certain technology, manufacturing, distribution, and selling rights and licenses granted to the Company, the Company agreed to pay royalties on sales of certain products sold by the Company. Except for the royalties paid to NLT, the royalties the Company paid are included as a component of cost of goods sold in the consolidated statements of operations.
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
10. SEGMENT AND GEOGRAPHIC INFORMATION

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
The following table disaggregates revenue by major sales channel for each of the periods presented (in thousands):

	Year Ended December 31, 2019
	United States	International	Total
	(In thousands)
Orthobiologics	$73,543	$7,756	$81,299
Spinal implants	$68,308	$9,476	77,784
Total revenue, net	$141,851	$17,232	$159,083

	Year Ended December 31, 2018
	United States	International	Total
	(In thousands)
Orthobiologics	$67,363	$7,976	$75,339
Spinal implants	$60,520	$7,584	$68,104
Total revenue, net	$127,883	$15,560	$143,443

11. EMPLOYEE BENEFIT PLAN

The Company has a defined contribution savings plan under section 401(k) of the IRC. The plan covers substantially all employees. The Company matches employee contributions made to the plan according to a specified formula. The Company’s matching contributions totaled approximately $0.6 million and $0.7 million for the years ended 2019 and 2018, respectively.

12. SELECTED QUARTERLY INFORMATION - UNAUDITED

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Total revenue, net:
2019	$36,150	$39,306	$39,888	$43,739
2018	33,175	36,409	35,834	38,025
Gross profit:
2019	$22,571	$24,989	$25,481	$28,063
2018	20,996	21,849	21,587	23,042
Net loss:
2019	$(8,989)	$(12,036)	$(9,663)	$(8,588)
2018	(7,105)	(7,361)	(9,532)	(9,526)
Basic/diluted net loss per common share(1):
2019	$(0.48)	$(0.64)	$(0.51)	$(0.45)
2018	(0.50)	(0.50)	(0.65)	(0.53)
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

SEASPINE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

13. SUBSEQUENT EVENT

In January 2020, the Company entered into an Underwriting Agreement with Piper Sandler & Co. and Canaccord Genuity LLC relating to the issuance and sale of 6,800,000 shares of the Company’s common stock at a price to the public of $12.50 per share, before underwriting discounts and commissions. Under the terms of that agreement, the Company granted the underwriters an option, exercisable for 30 days, to purchase up to an additional 1,020,000 shares of common stock. The underwriters exercised this option and the offering closed on January 10, 2020 with the sale of 7,820,000 shares of common stock, resulting in net proceeds to the Company of approximately $91.5 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. The offering was made pursuant to the Company’s shelf registration statement on Form S-3 that was declared effective on May 22, 2019.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Additions/Deductions	Balance at End of Period
Description
	(In thousands)
Year ended December 31, 2019:
Allowance for doubtful accounts and other credits	$850	$20	$(417)	$(342)	$111
Inventory Reserves	29,309	4,747	—	(1,819)	32,237
Deferred tax asset valuation allowance	55,954	9,622	—	—	65,576
Year ended December 31, 2018:
Allowance for doubtful accounts and sales returns and other credits	$466	$21	$—	$363	$850
Inventory Reserves	$27,071	$4,686	$—	$(2,448)	$29,309
Deferred tax asset valuation allowance	47,433	8,521	—	—	55,954