Form 10-Q
period 2020-03-31
SeaSpine Holdings Corp
filed 2020-05-06
CIK 1637761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of May 1, 2020 was 27,244,075.

SEASPINE HOLDINGS CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SEASPINE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2020	2019
Total revenue, net	$36,111	$36,150
Cost of goods sold	13,812	13,579
Gross profit	22,299	22,571
Operating expenses:
Selling and marketing	20,476	18,974
General and administrative	8,554	8,334
Research and development	3,895	3,512
Intangible amortization	792	792
Impairment of intangible assets	1,325	—
Total operating expenses	35,042	31,612
Operating loss	(12,743)	(9,041)
Other income, net	227	73
Loss before income taxes	(12,516)	(8,968)
Provision for income taxes	35	21
Net loss	$(12,551)	$(8,989)
Net loss per share, basic and diluted	$(0.48)	$(0.48)
Weighted average shares used to compute basic and diluted net loss per share	26,420	18,872
The accompanying notes are an integral part of these condensed consolidated financial statements.

SEASPINE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2020	2019
Net loss	$(12,551)	$(8,989)
Other comprehensive (loss) income
Foreign currency translation adjustments	(164)	(169)
Unrealized gain on investments	190	11
Comprehensive loss	$(12,525)	$(9,147)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SEASPINE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except par value data)

	March 31, 2020	December 31, 2019

ASSETS
Current assets:
Cash and cash equivalents	$80,006	$20,199
Short-term investments	25,200	—
Trade accounts receivable, net of allowances of $90 and $111	20,005	24,902
Inventories, net	47,682	47,155
Prepaid expenses and other current assets	2,966	3,906
Total current assets	175,859	96,162
Property, plant and equipment, net	25,792	25,751
Right of use assets	8,710	—
Intangible assets, net	16,761	19,173
Other assets	605	632
Total assets	$227,727	$141,718
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable, trade	$11,046	$7,448
Accrued compensation	4,194	7,879
Accrued commissions	5,824	7,843
Contingent consideration liabilities	1,959	1,864
Short-term lease liability	2,095	—
Other accrued expenses and current liabilities	4,670	5,444
Total current liabilities	29,788	30,478
Contingent consideration liabilities, net of current portion	86	230
Long-term lease liability	7,964	—
Other liabilities	—	1,250
Total liabilities	37,838	31,958

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value; 15,000 authorized; no shares issued and outstanding at March 31, 2020 and December 31, 2019	—	—
Common stock, $0.01 par value; 60,000 authorized; 27,237 and 19,124 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	272	191
Additional paid-in capital	376,784	284,211
Accumulated other comprehensive income	1,460	1,434
Accumulated deficit	(188,627)	(176,076)
Total stockholders' equity	189,889	109,760
Total liabilities and stockholders' equity	$227,727	$141,718
The accompanying notes are an integral part of these condensed consolidated financial statements.

SEASPINE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2020	2019
OPERATING ACTIVITIES:
Net loss	$(12,551)	$(8,989)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,608	2,770
Instrument replacement expense	379	548
Impairment of intangible assets	1,325	—
Impairment of spinal instruments	234	30
Provision for excess and obsolete inventories	2,104	741
Amortization of debt issuance costs	19	19
Deferred income tax provision	14	6
Stock-based compensation	1,983	1,947
(Gain)/loss from change in fair value of contingent consideration liabilities	(16)	64
Non-cash lease expense, net	(40)	—
Changes in assets and liabilities:
Accounts receivable	4,853	(458)
Inventories	(2,354)	(2,890)
Prepaid expenses and other current assets	937	757
Other non-current assets	(7)	(1)
Accounts payable	3,458	3,782
Accrued commissions	(2,021)	(161)
Other accrued expenses and current liabilities	(3,628)	(3,423)
Other non-current liabilities	(7)	85
Net cash used in operating activities	(2,710)	(5,173)
INVESTING ACTIVITIES:
Purchases of property and equipment	(2,196)	(2,208)
Additions to technology assets	(850)	—
Purchases of short-term investments	(25,007)	—
Maturities of short-term investments	—	5,000
Net cash (used in) provided by investing activities	(28,053)	2,792
FINANCING ACTIVITIES:
Proceeds from exercise of stock options	902	143
Proceeds from issuance of common stock, net of offering costs	91,622	—
Repurchases of common stock for income tax withheld upon vesting of restricted stock awards and restricted stock units	(1,855)	(1,849)
Payment of contingent consideration liabilities in connection with acquisition of business	(33)	(30)
Net cash provided by (used in) financing activities	90,636	(1,736)
Effect of exchange rate changes on cash and cash equivalents	(66)	(64)
Net change in cash and cash equivalents	59,807	(4,181)
Cash and cash equivalents at beginning of period	20,199	24,233
Cash and cash equivalents at end of period	$80,006	$20,052
Supplemental cash flow information:
Interest paid	$38	$38
Income taxes paid	$14	$6
Non-cash investing activities:
Property and equipment in liabilities	$1,055	$1,891
The accompanying notes are an integral part of these condensed consolidated financial statements.

SEASPINE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands)

	Common Stock		Additional	Accumulated Other		Total
	Number of		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance December 31, 2019	19,124	$191	$284,211	$1,434	$(176,076)	$109,760
Net loss	—	—	—		(12,551)	(12,551)
Foreign currency translation adjustment	—	—	—	(164)	—	(164)
Unrealized gain on short-term investments	—	—	—	190	—	190
Restricted stock issued	213	2	—	—	—	2
Issuance of common stock - public offering	7,820	78	91,544	—	—	91,622
Issuance of common stock - exercise of stock options	80	1	901	—	—	902
Repurchases of common stock for income tax withheld upon vesting of restricted stock awards and restricted stock units	—	—	(1,855)	—	—	(1,855)
Stock-based compensation	—	—	1,983	—	—	1,983
Balance March 31, 2020	27,237	272	376,784	1,460	(188,627)	189,889

	Common Stock		Additional	Accumulated Other		Total
	Number of		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance December 31, 2018	18,669	$187	$277,096	$1,602	$(136,800)	$142,085
Net loss	—	—	—	—	(8,989)	(8,989)
Foreign currency translation adjustment	—	—	—	(169)	—	(169)
Unrealized gain on short-term investments	—	—	—	11	—	11
Restricted stock issued	216	2	—	—	—	2
Issuance of common stock- exercise of stock options	11	—	143	—	—	143
Repurchases of common stock for income tax withheld upon vesting of restricted stock awards and restricted stock units	—	—	(1,851)	—	—	(1,851)
Stock-based compensation	—	—	1,947	—	—	1,947
Balance March 31, 2019	18,896	189	277,335	1,444	(145,789)	133,179
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
The Company’s financial statements are presented on a consolidated basis. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. The unaudited interim condensed consolidated financial statements do not include all information and disclosures required by GAAP for annual audited financial statements and should be read with the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the SEC. In the opinion of management, the unaudited interim condensed consolidated financial statements included in this report have been prepared on the same basis as the Company's audited consolidated financial statements and include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations, cash flows, and statement of equity for periods presented. The results for the three months ended March 31, 2020 are not necessarily indicative of the results expected for the full year. The condensed consolidated balance sheet as of December 31, 2019 was derived from the audited consolidated financial statements for the year ended December 31, 2019.
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
Concentration of Risk
Integra and PcoMed, LLC (PcoMed) entered into a supply agreement in May 2013 (the Supply Agreement), which was subsequently assigned to the Company by Integra in May 2015. For the three months ending March 31, 2020, the sales of products incorporating the NanoMetalene® technology licensed and supplied to the Company pursuant to the Supply Agreement exceeded 10% of the Company's revenue.
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
The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition, including revenues, expenses, manufacturing, research and development costs and employee-related compensation, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain it or treat COVID-19, as well as the economic impact on local, regional, national and international customers and markets. We have made estimates of the impact of COVID-19 within our financial statements and there may be changes to those estimates in future periods. Actual results may differ from these estimates.
Recent Accounting Standards Not Yet Adopted
The Company qualifies as an “emerging growth company” (EGC) under the Jumpstart Our Business Startups (JOBS) Act and elected to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, which permits EGCs to defer compliance with new or revised accounting standards until non-issuers must comply with such standards. Accordingly, so long as the Company continues to qualify as an EGC, the Company will not have to adopt or comply with new or revised accounting standards until non-issuers must adopt or comply with such standards.
In June 2016, the FASB issued Accounting Standards Update (ASU or Update) No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires credit losses on most financial assets measured at amortized cost, including trade receivables, and certain other instruments to be measured using an expected credit loss model, referred to as the current expected credit loss model. Under this model, entities will estimate credit losses over the entire contractual term of the instrument. The new standard will be effective for the Company beginning January 1, 2023. The FASB subsequently issued other related ASUs that amend ASU 2016-13 to provide clarification and additional guidance. The Company is evaluating the impact of this standard on its consolidated financial statements.
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
In April 2019, the FASB issued Update No. 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. This Update includes several amendments to the FASB Accounting Standards Codification (Codification) intended to clarify, improve, or correct errors therein. Some amendments do not require transition guidance and are effective upon issuance. The amendments requiring transition guidance have the same effective dates as Update No. 2016-13 and will be effective for the Company beginning on January 1, 2023. The Company is evaluating the impact of this standard on its consolidated financial statements.
Recently Adopted Accounting Standards
In February 2016, the FASB issued Update No. 2016-02, Leases (Topic 842). The new standard requires lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms of greater than twelve months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. The new standard must be adopted using the modified retrospective approach. In July 2018, the FASB issued Update No. 2018-10, Codification

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Improvements to Topic 842 (Leases) and Update No. 2018-11, Leases (Topic 842): Targeted Improvements. In March 2019, the FASB issued Update No. 2019-01, Leases (Topic 842): Codification Improvements. In November 2019, the FASB issued Update No. 2019-10, Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, which modifies the effective dates for Topic 842. The amendments in ASU 2018-10, ASU 2018-11, ASU 2019-01, and ASU 2019-10 provide additional clarification and implementation guidance on certain aspects of Topic 842 and have the same effective date and transition requirements as ASU 2019-10. The Company early adopted the new standard beginning on January 1, 2020. The Company adopted the new standard electing the optional transition method that allows for a cumulative-effect adjustment in the period of adoption and did not restate prior periods. The Company applied the transition package of practical expedients allowed by the standard. As a result of the Company’s adoption of the new standard, the Company recorded right-of-use assets and lease liabilities of $9.1 million and $10.5 million, respectively, for existing operating leases in the consolidated balance sheets at January 1, 2020. Additionally, the Company reversed $1.4 million of deferred rent liabilities previously recorded under the previous accounting guidance. The adoption of this new standard had no material impact on its consolidated results of operations or cash flows.
In June 2018, the FASB issued Update No. 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This Update will require an entity to apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606. The new standard was effective for the Company beginning on January 1, 2020. The adoption of this new standard had no material impact on its consolidated financial statements.
In August 2018, the FASB issued Update No. 2018-13, Fair Value Measurement (Topic 820)-Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this Update modify the disclosure requirements on fair value measurements in Topic 820 based on the concepts in the Concepts Statement including the consideration of costs and benefits. The new standard was effective for the Company beginning on January 1, 2020. The adoption of this new standard had no material impact on its consolidated financial statements.
In March 2020, the FASB issued Update No. 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this Update apply only to contracts, hedging relationships, and other transactions that reference LIBOR, or another reference rate expected to be discontinued, due to the reference rate reform. The new standard was effective for the Company beginning March 12, 2020. The adoption of this new standard had no material impact on its consolidated financial statements.
Net Loss Per Share
Basic and diluted net loss per share was calculated using the weighted-average number of shares of common stock outstanding during the period. The weighted average number of shares used to compute diluted net loss per share excludes any assumed exercise of stock options, any assumed issuance of common stock under restricted stock awards or units, and any assumed issuances under the Company's employee stock purchase plan, because the effect, in each case, would be antidilutive. Common stock equivalents of 4.1 million and 3.7 million shares for the three months ended March 31, 2020 and 2019, respectively, were excluded from the calculation because of their antidilutive effect.
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

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

There were no amounts outstanding under the Credit Facility at March 31, 2020 or December 31, 2019. At March 31, 2020, the Company had $16.2 million of current borrowing capacity under the Credit Facility before the requirement to maintain the minimum fixed charge coverage ratio as discussed below. Debt issuance costs and legal fees related to the Credit Facility totaling $0.6 million were recorded as a deferred asset and are being amortized ratably over the term of the arrangement.
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
The Credit Facility contains various customary affirmative and negative covenants, including prohibiting the Company from incurring indebtedness without the lender’s consent. The Credit Facility also includes a financial covenant that requires the Company to maintain a minimum fixed charge coverage ratio of 1.10 to 1.00 for the applicable measurement period, if the Company's Total Liquidity (as defined in the Credit Facility) is less than $5.0 million. The Company was in compliance with all applicable covenants at March 31, 2020.
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
4. INVESTMENTS
The amortized cost, estimated fair value and gross unrealized gains and losses on investments are shown in the table below:

	March 31, 2020
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	(Losses)
	(In thousands)
U.S. Treasury Bills	$25,010	$190	$—	$25,200
As of March 31, 2020, the Company’s investment portfolio had no U.S. Treasury Bills in an unrealized loss position. There were no realized gains or losses during the three months ended March 31, 2020. As of December 31, 2019, there were no short-term investments.
5. INVENTORIES
Inventories consisted of:

	March 31, 2020	December 31, 2019
	(In thousands)
Finished goods	$31,194	$30,042
Work in process	9,943	10,847
Raw materials	6,545	6,266
	$47,682	$47,155

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are stated at historical cost less accumulated depreciation and amortization and any impairment charges. The Company provides for depreciation using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the lease term or the useful life. The cost of major additions and improvements is capitalized, while maintenance and repair costs that do not improve or extend the lives of the respective assets are charged to operations as incurred. The cost of computer software obtained for internal use is accounted for in accordance with the Codification 350-40, Internal-Use Software.
The cost of purchased spinal instruments which the Company consigns to hospitals and independent sales agents to support surgeries is initially capitalized as construction in progress. The amount is either then reclassified to spinal instruments and sets, and depreciation is initiated when instruments are put together in a newly built set with spinal implants, or directly expensed for the instruments used to replace damaged instruments in an existing set. The depreciation expense and direct expense for replacement instruments are recorded in selling and marketing expense.
Property, plant and equipment balances and corresponding useful lives were as follows:

	March 31, 2020	December 31, 2019	Useful Lives
	(In thousands)
Leasehold improvements	$5,937	$5,878	Shorter of lease term or useful life
Machinery and production equipment	8,712	8,562	3-10 years
Spinal instruments and sets	28,216	25,511	4-5 years
Information systems and hardware	7,498	7,442	3-7 years
Furniture and fixtures	1,420	1,412	3-5 years
Construction in progress	8,305	9,716
Total	60,088	58,521
Less accumulated depreciation and amortization	(34,296)	(32,770)
Property, plant and equipment, net	$25,792	$25,751
Depreciation and amortization expenses totaled $1.5 million and $1.1 million for the three months ended March 31, 2020 and 2019, respectively. The cost of purchased instruments used to replace damaged instruments in existing sets and recorded directly to instrument replacement expense totaled $0.4 million and $0.5 million for the three months ended March 31, 2020 and 2019, respectively.
For the three months ended March 31, 2020, the Company recorded impairment charges to selling and marketing expense totaling $0.2 million against spinal instruments that are no longer expected to be placed into service. Impairment charges against spinal instruments recorded for the three months ended March 31, 2019 were immaterial.

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
Primarily as a result of an expected shift in future product revenue mix more toward a parallel expanding interbody device designed based on the Company’s internally developed technology and, in turn, lower future revenue anticipated for the lordotic expanding implant based on technology the Company acquired from N.L.T. Spine Ltd. (NLT) and NLT Spine, Inc., a wholly owned subsidiary of NLT, the Company's estimated future net sales associated with those NLT Spine product technologies decreased. Accordingly, the Company evaluated the ongoing value of the product technology intangible assets associated with the acquisition of these assets. Based on this evaluation, the Company determined that intangible assets with a carrying amount of $1.6 million were no longer recoverable and were impaired, and the Company wrote those intangible assets down to their estimated fair value of $0.3 million at March 31, 2020. Significant estimates used in determining the estimated fair value include measurements estimating cash flows and determining the appropriate discount rate, which are considered Level 3 inputs under Codification 820.
The components of the Company’s identifiable intangible assets were:

	March 31, 2020
	Weighted Average Life	Cost	Accumulated Amortization	Net
	(Dollars in thousands)
Product technology	12 years	$32,641	$(29,015)	$3,626
Customer relationships	12 years	56,830	(43,695)	13,135
Trademarks/brand names	—	300	(300)	—
		$89,771	$(73,010)	$16,761

	December 31, 2019
	Weighted Average Life	Cost	Accumulated Amortization	Net
	(Dollars in thousands)
Product technology	12 years	$34,158	$(28,912)	$5,246
Customer relationships	12 years	56,830	(42,903)	13,927
Trademarks/brand names	—	300	(300)	—
		$91,288	$(72,115)	$19,173
Annual amortization expense (including amounts reported in cost of goods sold) is expected to be approximately $4.2 million in 2020, $4.1 million in 2021, $4.0 million in 2022, $3.4 million in 2023, and $1.5 million in 2024. For the three months ended March 31, 2020 and 2019, amortization expense totaled $1.1 million and $1.6 million, respectively, and included $0.3 million and $0.8 million, respectively, of amortization of product technology intangible assets that is presented within cost of goods sold.
8. FAIR VALUE MEASUREMENTS
The fair values of the Company’s assets and liabilities, including contingent consideration liabilities, are measured at fair value on a recurring basis, and are determined under the fair value categories as follows (in thousands):

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Total	Quoted Price in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2020:
Short-term investments	$25,200	$25,200	$—	$—

Contingent consideration liabilities- current	$1,959	$—	$—	$1,959
Contingent consideration liabilities- non-current	86	—	—	86
Total contingent consideration	$2,045	$—	$—	$2,045

	Total	Quoted Price in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2019:
Short-term investments	$—	$—	$—	$—

Contingent consideration liabilities- current	$1,864	$—	$—	$1,864
Contingent consideration liabilities- non-current	230	—	—	230
Total contingent consideration	$2,094	$—	$—	$2,094
Short-term investments are classified with Level 1 of the fair value hierarchy because they use quoted market prices in active markets for identical assets.
Under the terms of the 2016 asset purchase agreement between the Company and NLT, the Company is obligated to pay up to a maximum $5.0 million in milestone payments to NLT, payable at the Company's election in cash or in shares of its common stock. Such milestone payments are contingent on the Company's achievement of four independent events related to the commercialization of the product technologies the Company acquired in the transaction. Additionally, the Company must pay royalty payments, in cash, to NLT equal to declining (over time) percentages of the Company’s future net sales of certain of the acquired product technologies not to exceed $43.0 million in the aggregate. The Company has the option to terminate any future obligation to make royalty payments by making a one-time cash payment to NLT of $18.0 million.
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
The following table sets forth the changes in the estimated fair value of the Company’s liabilities measured on a recurring basis using significant unobservable inputs (Level 3). The gain from change in fair value of contingent milestone and royalty payments resulted from updated estimated timing of payments, probability of success rates, the passage of time, updated discount rates matched to the estimated timing of payments, actual net sales of certain products for the three months ended March 31, 2020, and estimated net sales for future royalty payment periods.
A change in estimated timing of payments, probability of success rates, or estimated net sales for future royalty payment periods would be expected to have a material impact on the fair value of contingent milestone and royalty payments.

Three Months Ended March 31, 2020:	(in thousands)
Balance as of January 1, 2020	$2,094
Contingent consideration liabilities settled	(33)
Gain from change in fair value of contingent consideration recorded in general and administrative expenses	(16)
Fair value at March 31, 2020	$2,045

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. EQUITY AND STOCK-BASED COMPENSATION
Common Stock
In January 2020, the Company entered into an Underwriting Agreement with Piper Sandler & Co. and Canaccord Genuity LLC relating to the issuance and sale of 6,800,000 shares of the Company’s common stock at a price to the public of $12.50 per share, before underwriting discounts and commissions. Under the terms of that agreement, the Company granted the underwriters an option, exercisable for 30 days, to purchase up to an additional 1,020,000 shares of common stock. The underwriters exercised this option and the offering closed on January 10, 2020 with the sale of 7,820,000 shares of common stock, resulting in net proceeds to the Company of approximately $91.6 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. The offering was made pursuant to the Company’s shelf registration statement on Form S-3 that was declared effective on May 22, 2019.
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
In May 2015, the Company adopted the 2015 Incentive Award Plan, which was subsequently amended and restated with approval of the Company's stockholders. In February and March 2018, the Company's board of directors approved amendments to the plan that increased the share reserve by an aggregate of 2,726,000 shares over the then-existing share reserve thereunder, subject to stockholder approval. The Company's stockholders approved both amendments in May 2018 (the 2015 Incentive Award Plan, as amended and restated to date, the Restated Plan). Under the Restated Plan, the Company can grant its employees, non-employee directors and consultants incentive stock options and non-qualified stock options, restricted stock, performance stock, dividend equivalent rights, stock appreciation rights, stock payment awards and other incentive awards. The aggregate number of shares that may be issued or transferred pursuant to awards under the Restated Plan is the sum of (1) the number of shares issuable upon exercise or vesting of the number of Integra equity awards converted to the Company's equity awards under the Restated Plan as of the date of the spin-off and (2) 6,235,500 shares of its common stock in respect of awards granted under the Restated Plan. As of March 31, 2020, 754,608 shares were available for issuance under the Restated Plan. On April 13, 2020, the Company's board of directors approved an amendment to the Restated Plan, pursuant to which (among other things) the share reserve will be increased by 3,500,000 shares, subject to stockholder approval. The Company is submitting this amendment to its stockholders for approval at its annual meeting of stockholders scheduled to be held on June 3, 2020.
In 2016, the Company established the 2016 Employment Inducement Incentive Award Plan (the 2016 Plan), a broad-based incentive plan which allows for the issuance of stock-based awards, including non-qualified stock options, restricted stock awards, performance awards, restricted stock unit awards and stock appreciation rights, to those individuals and in those circumstances described below. An aggregate of 1,000,000 shares are reserved for issuance under the 2016 Plan. No awards have been granted under the 2016 Plan and as a result of the approval of the Restated Plan by the Company's stockholders in May 2018, the Company's board of directors will not grant any awards under the 2016 Plan in the future.
In June 2018, the Company established the 2018 Employment Inducement Incentive Award Plan (the 2018 Inducement Plan). The terms of the 2018 Plan are substantially similar to the terms of the Restated Plan with these principal exceptions: (1) incentive stock options may not be granted under the 2018 Inducement Plan; (2) there are no annual limits on awards that may be issued to an individual under the 2018 Inducement Plan; (3) awards granted under the 2018 Inducement Plan are not required to be subject to any minimum vesting period; and (4) awards may be granted under the 2018 Inducement Plan only to those individuals and in those circumstances described below. An aggregate of 2,000,000 shares are reserved under the 2018 Inducement Plan. As of March 31, 2020, 1,906,337 shares were available for issuance under the 2018 Inducement Plan. If the amendment to the Restated Plan is approved by the Company's stockholders at the annual meeting of stockholders scheduled to be held on June 3, 2020, no awards will be granted under the 2018 Plan in the future. As a result, the only shares the Company would have available for issuance of equity awards (other than pursuant to the Company's employee stock purchase plan) would be the shares reserved for issuance under the Restated Plan, as amended.
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

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

following a bona fide period of non-employment by the Company or a parent or subsidiary, if he or she is granted such award in connection with his or her commencement of employment with the Company or a subsidiary and such grant is an inducement material to his or her entering into employment with the Company or such subsidiary.
Forfeiture Rate Assumptions
Stock-based compensation expense related to all equity awards includes an estimate for forfeitures. The expected forfeiture rate of all equity-based compensation is based on historical experience of pre-vesting forfeitures on awards and options by each homogeneous group of shareowners. For awards and options granted to non-executive employees, the forfeiture rate is estimated to be 14% annually for the three months ended March 31, 2020 and 13% annually for the three months ended March 31, 2019. There is no forfeiture rate applied to awards or options granted to non-employee directors or executive employees because their pre-vesting forfeitures are anticipated to be highly unlikely. As individual awards and options become fully vested, stock-based compensation expense is adjusted to recognize actual forfeitures.
Restricted Stock Awards and Restricted Stock Units
Restricted stock award and restricted stock unit grants to employees generally have a requisite service period of three years, and restricted stock award and restricted stock unit grants to non-employee directors generally have a requisite service period of one year. Both are subject to graded vesting. The Company expenses the fair value of restricted stock awards and restricted stock units on an accelerated basis over the vesting period or requisite service period, whichever is shorter.
No restricted stock units were granted to non-employee directors during the three months ended March 31, 2020 or 2019. No restricted stock awards were granted to non-employee directors during the three months ended March 31, 2020. During the three months ended March 31, 2019, restricted stock awards covering 11,840 shares were granted to non-employee directors.
During the three months ended March 31, 2020 and 2019, 346,487 and 210,810 restricted stock units were granted to employees, respectively. No restricted stock awards were granted to employees during the three months ended March 31, 2020 or 2019.
As of March 31, 2020, there was approximately $5.3 million of unrecognized compensation expense related to the unvested portions of restricted stock awards and of restricted stock units. This expense is expected to be recognized over a weighted-average period of approximately 1.3 years.
Stock Options
Stock option grants to employees generally have a requisite service period of four years, and stock option grants to non-employee directors generally have a requisite service period of one year. Both are subject to graded vesting. The Company records stock-based compensation expense associated with stock options on an accelerated basis over the applicable vesting period within each grant and based on their fair value at the date of grant using the Black-Scholes-Merton option pricing model. There were 681,759 and 434,708 stock options granted during the three months ended March 31, 2020 and 2019, respectively. The following weighted-average assumptions were used in the calculation of fair value for options granted during the period indicated.

	Three Months Ended March 31,
	2020	2019
Expected dividend yield	—%	—%
Risk-free interest rate	1.6%	2.5%
Expected volatility	43.8%	30.3%
Expected term (in years)	3.0	2.9
The Company considered that it has never paid, and does not currently intend to pay, cash dividends. The risk-free interest rates are derived from the U.S. Treasury yield curve in effect on the date of grant for instruments with a remaining term similar to the expected term of the options. The expected volatility is calculated based upon the historical volatility of the Company's share prices. The expected term is calculated using the historical weighted average term of the Company’s options.
As of March 31, 2020, there was approximately $2.7 million of unrecognized compensation expense related to unvested stock options. This expense is expected to be recognized over a weighted-average period of approximately 1.8 years.

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
Subject to stockholder approval, on and effective as of November 2, 2018, the Company's board of directors approved an amendment to the ESPP pursuant to which the share reserve under the ESPP would increase from 400,000 shares to 800,000 shares. The Company's stockholders approved that amendment in May 2019. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended (the IRC). The ESPP contains a restart feature, such that if the market price of the stock at the end of any six-month purchase period is lower than the market price at the original grant date of an offering period, that offering period will terminate after that purchase date, and a new two-year offering period will commence on the January 1 or July 1 immediately following the date the original offering period terminated. This restart feature was triggered on the purchase date that occurred on June 30, 2019, such that the offering period that commenced on January 1, 2019 was terminated, and a new two-year offering period commenced on July 1, 2019 and would end on June 30, 2021. This restart feature was triggered again on the purchase date that occurred on December 31, 2019, such that the offering periods that commenced on each of July 1, 2018 and July 1, 2019 were terminated, and a new two-year offering period commenced on January 1, 2020 and will end on December 31, 2021. The Company applied share-based payment modification accounting to the awards that were initially valued at the grant date to determine the amount of any incremental fair value associated with the modified awards. The impact to stock-based compensation expense for modifications during the three months ended March 31, 2020 was immaterial.
No shares of common stock were purchased under the ESPP during the three months ended March 31, 2020 or 2019. The Company recognized $0.2 million in expense related to the ESPP for each of the three months ended March 31, 2020 and 2019. As of March 31, 2020, 280,462 shares were available under the ESPP for future issuance.
The Company estimates the fair value of shares issued to employees under the ESPP using the Black-Scholes-Merton option-pricing model. The following weighted average assumptions were used in the calculation of fair value of shares under the ESPP at the grant date for the periods indicated:

	Three Months Ended March 31,
	2020	2019
Expected dividend yield	0%	0%
Risk-free interest rate	1.6%	2.5%
Expected volatility	34.4%	39.0%
Expected term (in years)	1.2	1.2

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. LEASES
The impact of the adoption of Topic 842 to the Company's applicable balance sheet items as of January 1, 2020 is presented in the table below. The standard did not have a material impact to the Company's unaudited condensed consolidated statements of operations or comprehensive loss or cash flows.

(in thousands)	December 31, 2019	Impact of Adoption of ASC 842	January 1, 2020
ASSETS
Right of use assets	$—	$9,059	$9,059
Total assets	$141,718	$9,059	$150,777
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Other accrued expenses and current liabilities	5,444	(138)	5,306
Current portion of operating lease liabilities	—	2,080	2,080
Total current liabilities	30,478	1,942	32,420
Operating lease liabilities, net of current portion	—	8,367	8,367
Other liabilities	1,250	(1,250)	—
Total liabilities	$31,958	$9,059	$41,017
Total stockholders' equity	$109,760	$—	$109,760
Total liabilities and stockholders' equity	$141,718	$9,059	$150,777
The Company determines if an arrangement is a lease at inception. The Company's leases primarily relate to administrative, manufacturing, research, and distribution facilities and various manufacturing, office and transportation equipment. Lease assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Lease assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As the Company's leases do not provide an implicit rate, the Company's incremental borrowing rate is used as a discount rate, based on the information available at the commencement date, in determining the present value of lease payments. Lease assets also include the impact of any prepayments made and are reduced by impact of any lease incentives.
The Company made an accounting policy election for short-term leases, such that the Company will not recognize a lease liability or lease asset on its balance sheet for leases with a lease term of twelve months or less as of the commencement date. Rather, any short-term lease payments will be recognized as an expense on a straight-line basis over the lease term. The current period short-term lease expense reasonably reflects the Company's short-term lease commitments.
The Company made a policy election for all classifications of leases to combine lease and non-lease components and to account for them as a single lease component. Variable lease payments are excluded from the lease liability and recognized in the period in which the obligation is incurred. Additionally, lease terms may include options to extend or terminate the lease when it is reasonably certain the Company will exercise the option.
The Company’s lease portfolio only includes operating leases. As of March 31, 2020, the weighted average remaining lease term of these operating leases was 5.9 years and the weighted average discount rate was 6.5%. For the three months ended March 31, 2020, lease expense, which represents expense from operating leases, was $0.5 million.
A summary of the Company's remaining lease liabilities at March 31, 2020 are as follows:

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Operating Leases
(In thousands)
2020	2,300
2021	2,217
2022	2,237
2023	1,562
2024	1,368
Thereafter	3,277
Total undiscounted value of lease liabilities	$12,961
Less: present value adjustment	(2,201)
Less: short-term leases not capitalized	(701)
Present value of lease liabilities	10,059
Less: current portion of lease liability	(2,095)
Operating lease liability, less current portion	$7,964
11. INCOME TAXES
The following table summarizes the Company’s effective tax rate for the periods indicated:

	Three Months Ended March 31,
	2020	2019

Reported income tax expense rate	(0.3)%	(0.2)%
The Company recorded a provision for income tax expense for the three months ended March 31, 2020 primarily related to foreign and state operations.
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
On March 27, 2020, Congress enacted the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) to provide certain relief as a result of the COVID-19 pandemic. The CARES Act, among other things, includes provisions relating to net operating loss carryback periods, alternative minimum tax credit refunds, and modification to the net interest deduction limitations. The CARES Act did not have a material impact on our consolidated financial statements for the three months ended March 31, 2020. We continue to monitor any effects that may result from the CARES Act.
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

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
The following table disaggregates revenue by major sales channel for each of the periods presented (in thousands):

	Three Months Ended March 31, 2020
	United States	International	Total
Orthobiologics	$17,361	$2,260	$19,621
Spinal implants	14,452	2,038	16,490
Total revenue, net	$31,813	$4,298	$36,111

	Three Months Ended March 31, 2019
	United States	International	Total
Orthobiologics	$17,038	$1,988	$19,026
Spinal implants	14,947	2,177	17,124
Total revenue, net	$31,985	$4,165	$36,150

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. SUBSEQUENT EVENTS
In April 2020, the Company received an approximately $7.2 million loan under the Paycheck Protection Program of the CARES Act. The Company subsequently repaid $1.0 million of the loan and is awaiting further guidance from the U.S. Small Business Administration with respect to certain certifications the Company made in relation to the loan as to whether it will repay or retain the remaining balance.

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
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). The matters discussed in these forward-looking statements are subject to risk and uncertainties that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. Such risks and uncertainties may also give rise to future claims and increase exposure to contingent liabilities. Please see the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2019 (the 2019 10-K), as updated in our Quarterly Reports on Form 10-Q for quarters ended after that date, and as updated in our Current Report on Form 8-K dated April 6, 2020, for a discussion of the uncertainties, risks and assumptions associated with these statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
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

•
the impact that the COVID-19 pandemic may have with respect to deferrals of procedures using our products, disruptions or restrictions on the ability of many of our employees and of third parties on which we rely to work effectively, and temporary closures of our facilities and of the facilities of our customers and suppliers;

•
the full extent to which the COVID-19 pandemic will, directly or indirectly, impact our business, results of operations and financial condition, including our sales, expenses, supply chain integrity, manufacturing capability, research and development activities, and employee-related compensation, including as a result of (1) a resurgence in COVID-19 transmission and infection after the loosening of “stay at home” restrictions or resumption of surgical procedures, (2) actions required or recommended to contain or treat COVID-19, in light of any or all of the foregoing or other as-yet unanticipated developments, and (3) the direct and indirect economic impact, both domestically and abroad, of COVID-19 as a result of any or all of the foregoing, including actions taken by local, state, national and international governmental agencies, whether such impact affects customers, suppliers, or markets generally, all of which currently are highly uncertain;

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

•
other risk factors described in the section entitled “Risk Factors” of the 2019 10-K, in Item 8.01 of our Current Report on Form 8-K dated April 6, 2020, and in Part II, Item 1A of our Quarterly Reports on Form 10-Q for quarters ended after December 31, 2019.

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
Our U.S. sales organization consists of regional and territory managers who oversee a broad network of independent orthobiologics and spinal implant sales agents. We pay these sales agents commissions based on the sales of our products. Our international sales organization consists of a sales management team that oversees a network of independent orthobiologics and spinal implant stocking distributors that purchase products directly from us and independently sell them. For each of the three months ended March 31, 2020 and 2019, international sales accounted for approximately 12% of our revenue. Our policy is not to sell our products through or to participate in physician-owned distributorships.

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

Intangible Amortization
Our intangible amortization, including the amounts reported in cost of goods sold, consists of acquisition-related amortization. We expect total annual amortization expense (including amounts reported in cost of goods sold) to be approximately $4.2 million in 2020, $4.1 million in 2021, $4.0 million in 2022, $3.4 million in 2023 and $1.5 million in 2024. See “RESULTS OF OPERATIONS-Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019-Impairment of Intangible Assets,” below.
Business Update Regarding COVID-19
The COVID-19 pandemic has presented a substantial public health and economic challenge around the world and has materially and adversely affected our business. We continue to closely monitor developments related to the COVID-19 pandemic and our decisions will continue to be driven by the health and well-being of our employees, our distributor and surgeon customers, and their patients while maintaining operations to support our customers and their patients in the near-term.

•
Surgery Deferrals: To date, among other impacts on our business related to the pandemic, surgeons and their patients are required, or are choosing, to defer surgery procedures in which our products otherwise would be used and many facilities that specialize in the procedures in which our products otherwise would be used have closed or reduced operating hours. The duration of surgery deferrals and the timing and extent of the economic impact of the pandemic, and the pace at which the economy recovers therefrom, cannot be determined at this time. We continue to work closely with our surgeon customers, distributors and suppliers to navigate through this unforeseen event while maintaining flexible operations.

•
Operations. Our sales, marketing and research and development efforts have continued since the outbreak of the pandemic, but steps we have taken in response to the pandemic have adversely affected our business. To protect the safety, health and well-being of our employees, distributor and surgeon customers, and communities, we implemented preventative measures including travel restrictions, the temporary closures of certain of our facilities, and requiring all office-based employees to work from home, except for those related to manufacturing, distribution and select others, as permitted under governmental orders. Similarly, most of our independent sales agents currently are working largely using virtual and online engagement tools and tactics, instead of in-person sales and marketing programs. The change in the manner in which our workforce is functioning could adversely affect sales and could delay the product launches we planned in 2020 and beyond, and could adversely effect our future revenue growth or such growth may not be consistent with the timelines we anticipated previously.

Our manufacturing, distribution and supply chain has largely been uninterrupted, but could be disrupted as a result of the pandemic, including because of staffing shortages, production slowdowns, stoppages, or disruptions in delivery systems.

•
Cost Containment: We continue to carefully manage expenses and cash spend to preserve liquidity and we initiated actions to generate savings in areas such as travel, events, clinical studies, and consulting. We also implemented a freeze on new hires and our senior leadership team voluntarily agreed to a 25% reduction in their base salaries from April 26, 2020 through June 20, 2020.

•
Product Development: We continue to evaluate the timing and scope of planned product development and launch initiatives and capital expenditures and inventory growth investments to support those initiatives. Based on that evaluation, we expect to delay and/or reduce some of the spending associated with these initiatives, which could delay the product launches we planned in 2020 and beyond, and could adversely effect our future revenue growth or such growth may not be consistent with the timelines we anticipated previously.

•
1Q 2020 Results. Due to the impacts from the COVID-19 pandemic, our total revenue, net, gross profit and gross margin for the first quarter of 2020 were relatively flat compared to the same period in 2019. Given that onset of the COVID-19 impacts in the United States occurred toward the end of the first quarter of 2020, we expect the negative financial impacts of COVID-19 to be significantly greater in the second quarter of 2020 compared to the first quarter of 2020.

•
Outlook. There is considerable uncertainty and lack of visibility regarding our near-term revenue growth prospects and product development plans due to the rapidly evolving environment and continued uncertainties resulting from the COVID-19 pandemic. On April 6, 2020, we withdrew our previously announced full year 2020 guidance, including regarding the growth of our U.S. spinal implants portfolio, which was issued on February 26, 2020. At this time, the full extent of the impact of the COVID-19 pandemic on our business, financial condition and results of operations is uncertain and cannot be predicted with reasonable accuracy and will depend on future developments that are also uncertain and cannot be predicted with reasonable accuracy, including new information that may emerge concerning the degree to which COVID-19 is both contagious and virulent and the actions required to contain COVID-19 or to treat its impact. For these reasons, at this time, we cannot provide guidance as to our expectations for our revenue for the full-year 2020, the growth in the U.S. spinal implants portfolio for the full-year 2020, or any other full-year 2020 financial performance measure.
For additional information on the various risks posed by the COVID-19 pandemic on our business, financial condition and results of operations, please see Item 1A. Risk Factors in this report.
RESULTS OF OPERATIONS

	Three Months Ended March 31,		2020 vs. 2019
(In thousands, except percentages)	2020	2019	% Change
Total revenue, net	$36,111	$36,150	—%
Cost of goods sold	13,812	13,579	2%
Gross profit	22,299	22,571	(1)%
Gross margin	61.8%	62.4%
Operating expenses:
Selling and marketing	20,476	18,974	8%
General and administrative	8,554	8,334	3%
Research and development	3,895	3,512	11%
Intangible amortization	792	792	—%
Impairment of intangible assets	1,325	—	100%
Total operating expenses	35,042	31,612	11%
Operating loss	(12,743)	(9,041)	41%
Other income, net	227	73	211%
Loss before income taxes	(12,516)	(8,968)	40%
Provision for income taxes	35	21	67%
Net loss	$(12,551)	$(8,989)	40%
Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
Revenue
Total revenue, net for the three months ended March 31, 2020, was $36.1 million and remained consistent compared to the same period in 2019.

	Three Months Ended March 31,		2020 vs. 2019
	2020	2019	% Change
	(In thousands)
Orthobiologics	$19,621	$19,026	3%
United States	17,361	17,038	2%
International	2,260	1,988	14%

Spinal Implants	$16,490	$17,124	(4)%
United States	14,452	14,947	(3)%
International	2,038	2,177	(6)%

Total revenue, net	$36,111	$36,150	—%

	Three Months Ended March 31,		2020 vs. 2019
	2020	2019	% Change
	(In thousands)
United States	$31,813	$31,985	(1)%
International	4,298	4,165	3%
Total revenue, net	$36,111	$36,150	—%
Revenue from orthobiologics sales totaled $19.6 million for the three months ended March 31, 2020, an increase of $0.6 million or 3%, from the same period in 2019. Revenue from orthobiologics sales in the United States increased $0.3 million to $17.3 million for the three months ended March 31, 2020 compared to the same period in 2019. This growth was driven by increased sales of recently launched demineralized bone matrix (DBM) products, which comprise approximately 28% of U.S. orthobiologics revenue. This growth was offset by lower current demand for our orthobiologics products due to hospitals and patients deferring elective procedures and other factors related to the COVID-19 pandemic. Revenue from orthobiologics sales internationally, which can be volatile from quarter to quarter because of irregular ordering patterns from our stocking distributors, increased $0.3 million for the three months ended March 31, 2020 compared to the same period in 2019.
Revenue from spinal implant sales was $16.5 million for the three months ended March 31, 2020, a decrease of $0.6 million or 4%, from the same period in 2019. Revenue from spinal implants sales in the United States decreased $0.5 million to $14.5 million for the three months ended March 31, 2020 compared to the same period in 2019, due to hospitals and patients deferring elective procedures as a result of the COVID-19 pandemic. Spinal implant surgery procedure volume decreased by 5%, unit pricing declined in the mid-single digit range, while procedural mix shifted to more thoracolumbar procedures, which typically generate more revenue per case price compared to other spinal implant procedures. Revenue from spinal implant sales internationally, which can be volatile from quarter to quarter because of irregular ordering patterns from our stocking distributors, decreased $0.1 million for the three months ended March 31, 2020 compared to the same period in 2019.
Given that onset of COVID-19 impacts in the United States occurred toward the end of the first quarter of 2020, we expect the negative financial impacts of COVID-19 to be significantly greater in the second quarter of 2020 compared to the first quarter of 2020.
Cost of Goods Sold and Gross Margin
Cost of goods sold increased $0.2 million, to $13.8 million for the three months ended March 31, 2020, compared to the same period in 2019. Gross margin was 61.8% for the three months ended March 31, 2020 and 62.4% for the same period in 2019. The decrease in gross margin was due primarily to lower utilization of our Irvine manufacturing facility and higher excess and obsolete inventory charges, particularly in our legacy product portfolio, for which revenues continue to decline at a faster rate due, in part, to increased cannibalization by our more recently launched products. For the second quarter of 2020, we expect gross margin to decline significantly, to between 40% and 50%, because of idle plant costs associated with our temporary shutdown of Irvine orthobiologics manufacturing operations as a result of the COVID-19 pandemic.
Cost of goods sold included $0.3 million and $0.8 million of amortization for product technology intangible assets for the three months ended March 31, 2020 and 2019, respectively.
Selling and Marketing
Selling and marketing expenses increased $1.5 million to $20.5 million for the three months ended March 31, 2020 compared to the same period in 2019. The increase was mainly driven by higher salaries and wages, instrument impairment, freight and other logistics expenses.
General and Administrative
General and administrative expenses increased $0.2 million to $8.6 million for the three months ended March 31, 2020.
Research and Development
R&D expenses increased $0.4 million to $3.9 million, or 11% of revenue, for the three months ended March 31, 2020 compared to the same period in 2019. The increase was primarily driven by higher salaries and wages and stock compensation expense in 2020 compared to 2019 due to increased headcount for engineering, product development, clinical affairs and regulatory functions as well as consulting services, materials and other costs associated with product development.

Intangible Amortization
Intangible amortization expense, excluding the amounts reported in cost of goods sold for product technology intangible assets, remained consistent at $0.8 million for both the three months ended March 31, 2020 and 2019.
Impairment of Intangible Assets
Impairment of intangible assets was $1.3 million for the three months ended March 31, 2020, compared to zero for the same period in 2019. Primarily as a result of an expected shift in future product revenue mix more toward a parallel expanding interbody device designed based on our internally developed technology and, in turn, lower future revenue anticipated for the lordotic expanding implant based on technology we acquired from N.L.T. Spine Ltd. (NLT) and NLT Spine, Inc., a wholly owned subsidiary of NLT, our estimated future net sales associated with those NLT Spine product technologies decreased. Accordingly, we evaluated the ongoing value of the product technology intangible assets associated with the acquisition of these assets. Based on this evaluation, we determined that intangible assets with a carrying amount of $1.6 million were no longer recoverable and were impaired, and we wrote those intangible assets down to their estimated fair value of $0.3 million.
Income Taxes

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Loss before income taxes	$(12,516)	$(8,968)
Provision for income taxes	35	21
Effective tax rate	(0.3)%	(0.2)%
We reported income tax expense for the three months ended March 31, 2020 and 2019 primarily related to foreign and state operations.
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
Loss before income taxes includes the following special charges/(gains) for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Special Charges/(Gains):	(In thousands)
Impairment of intangible assets(1)	$1,325	$—
(Gain) / Loss from change in fair value of contingent consideration liabilities(2)	(16)	64
Total Special Charges	$1,309	$64
(1) Relates to the impairment of the product technology intangible assets associated with the NLT acquisition.

(2) Relates to the net decrease in the fair value of contingent liabilities associated with the NLT acquisition.
The items reported above are reflected in the consolidated statements of operations as follows:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Impairment of intangible assets	$1,325	$—
General and administrative	(16)	64
Total Special Charges	$1,309	$64
Liquidity and Capital Resources
Overview
As of March 31, 2020, we had cash, cash equivalents and investments totaling approximately $105.2 million, and $16.2 million of current borrowing capacity was available under our credit facility. We believe that our cash, cash equivalents and investments on hand, including the $91.6 million of net proceeds generated from our recent public offering described below, and the amount currently available to us under our credit facility will be sufficient to fund our operations for at least the next twelve months.
Paycheck Protection Program Loan
In April 2020, we received an approximately $7.2 million loan under the Paycheck Protection Program of the CARES Act. We subsequently repaid $1.0 million of the loan and are awaiting further guidance from the U.S. Small Business Administration (SBA) with respect to certain certifications we made in relation to the loan as to whether we will repay or retain the remaining balance. The SBA has committed to provide such additional guidance prior to May 14, 2020.
Credit Facility
We have a $30.0 million credit facility with Wells Fargo Bank, National Association which matures in July 2021, subject to a one-time, one-year extension at our election. In addition, at any time through July 27, 2020, we may increase the borrowing limit by up to an additional $10.0 million, subject to us having sufficient amounts of eligible accounts receivable and inventory and to customary conditions precedent, including obtaining the commitment of lenders to provide such additional amount. At March 31, 2020, we had no outstanding borrowings under the credit facility. The borrowing capacity under the credit facility is determined monthly and is based on the amount of our eligible accounts receivable and inventory balances and qualified cash (as defined in the credit facility). Depending on the extent to which our eligible accounts receivable and inventory balances increase, our borrowing capacity could increase by as much as an additional $10.3 million from the $16.2 million available as of March 31, 2020 before we are required to maintain the minimum fixed charge coverage ratio as discussed below. The credit facility contains various customary affirmative and negative covenants, including prohibiting us from incurring indebtedness without the lender’s consent. In April 2020, we received the lender’s consent to obtain the loan under the Paycheck Protection Program. Under the terms of the credit facility, if our Total Liquidity (as defined in the credit facility) is less than $5.0 million, we are required to maintain a minimum fixed charge coverage ratio of 1.10 to 1.00 for the applicable measurement period. Our Total Liquidity was $117.5 million at March 31, 2020, and therefore that financial covenant was not applicable at that time.
Business Combinations
In August 2016, we entered into an asset purchase agreement with NLT to acquire certain of the assets of NLT’s medical device business related to the expandable interbody medical devices. We made an up-front cash payment of $1.0 million in connection with the initial closing in September 2016 and issued 350,000 shares of our common stock in January 2017 as contingent closing consideration. At March 31, 2020, we recorded a $1.9 million liability representing the estimated fair value of future contingent milestone payments related to the achievement of certain commercial milestones, which we anticipate will become payable in 2020, and a $0.1 million liability representing the estimated fair value of future contingent royalty payments based on percentages of our future net sales of certain of the products and technology we acquired, which we anticipate will become payable at varying times between 2020 and 2030. The contingent milestone payments, if any, are payable in cash or in shares of our common stock, at our election. The contingent royalty payments are payable in cash.
Underwritten Offering

In January 2020, we entered into an Underwriting Agreement with Piper Sandler & Co. and Canaccord Genuity LLC relating to the issuance and sale of 6,800,000 shares of our common stock at a public offering price of $12.50 per share, before underwriting discounts and commissions. We granted the underwriters an option, exercisable for 30 days, to purchase up to an additional 1,020,000 shares of common stock. The underwriters exercised this option and the offering closed on January 10, 2020 with the sale of 7,820,000 shares of our common stock, resulting in proceeds of approximately $91.6 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by us. We intend to use the remaining proceeds for general corporate purposes, including research and development, general and administrative expenses, capital expenditures and general working capital purposes.
Cash and Cash Equivalents
We had cash and cash equivalents totaling approximately $80.0 million and $20.2 million at March 31, 2020 and December 31, 2019, respectively.
Cash Flows

	Three Months Ended March 31,		2020 vs. 2019
	2020	2019	% Change
	(In thousands)
Net cash used in operating activities	$(2,710)	$(5,173)	(48)%
Net cash (used in) provided by investing activities	(28,053)	2,792	NM
Net cash provided by (used in) financing activities	90,636	(1,736)	NM
Effect of exchange rate changes on cash and cash equivalents	(66)	(64)	3%
Net change in cash and cash equivalents	$59,807	$(4,181)	NM
_______
NM: not meaningful
Net Cash Flows Used in Operating Activities
Net cash used in operating activities for the three months ended March 31, 2020 decreased by $2.5 million compared to the same period in 2019. The decrease was primarily due to changes in working capital accounts.
Net Cash Flows (Used in) Provided by Investing Activities
Net cash used in investing activities was $28.1 million for the three months ended March 31, 2020 compared to net cash provided by in investing activities of $2.8 million for the same period in 2019. The change was primarily due to $25.0 million in purchases of our investments in U.S. Treasury Bills and $2.2 million of purchases of property and equipment.
Net Cash Flows Provided (Used in) by Financing Activities
Net cash provided by financing activities was $90.6 million for the three months ended March 31, 2020. It was comprised primarily of $91.6 million proceeds from issuance of common stock, net of offering costs, offset by $1.9 million of cash for tax payments we made on our employees' behalf for shares we withheld from such employees on the vesting of restricted stock awards to cover statutory tax withholding requirements. Net cash used in financing activities was $1.7 million for the three months ended March 31, 2019 and was comprised primarily of $1.8 million of cash for tax payments we made on our employees' behalf for shares we withheld from such employees on the vesting of restricted stock awards to cover statutory tax withholding requirements.
Off-Balance Sheet Arrangements
There were no off-balance sheet arrangements as of March 31, 2020 that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our business.

Contractual Obligations and Commitments
There have been no material changes outside the ordinary course of our business to the contractual obligations disclosed in the 2019 10-K.
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
Note 2, “Summary of Significant Accounting Policies” to the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report and included in Part II, Item 8 of the 2019 10-K describe the significant accounting policies and estimates used in the preparation of our condensed consolidated financial statements. Other than the adoption of Topic 842, those policies and estimates disclosed in the 2019 10-K have not materially changed.
The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition, including sales, expenses, manufacturing, research and development costs and employee-related compensation, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain it or treat COVID-19, as well as the economic impact on local, regional, national and international customers and markets. We have made estimates of the impact of COVID-19 within our financial statements and there may be changes to those estimates in future periods. Actual results may differ from these estimates.
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
ITEM 1A. RISK FACTORS
Except as set forth below, the risk factors described in the 2019 10-K have not materially changed.
Our business, financial condition and results of operations will be materially and adversely impacted in the near-term, and could be materially and adversely impacted beyond 2020, by the COVID-19 pandemic.
The COVID-19 pandemic has materially and adversely impacted our business. The impacts include: the deferral of procedures using our products; disruptions or restrictions on the ability of many of our employees and of third parties on which we rely to work effectively, including because of stay-at-home orders and similar government actions; and temporary closures of our facilities and of the facilities of our customers and suppliers. Any other outbreaks of contagious diseases or other adverse public health developments in countries where we operate or where our customers or suppliers are located could also have a material and adverse effect on our business, financial condition and results of operations.
Because of the COVID-19 pandemic, surgeons and their patients are required, or are choosing, to defer procedures in which our products otherwise would be used and many facilities that specialize in the procedures in which our products otherwise would be used have closed or reduced operating hours. In addition, even after the pandemic has subsided and/or governmental orders no longer prohibit or recommend against performing such procedures, patients may continue to defer such procedures out of concern of being exposed to coronavirus or for other reasons. Further, facilities at which our products typically are used may not reopen or, even if they reopen, patients may elect to have procedures performed at facilities that are, or are perceived to be, lower-risk, such as ambulatory surgery centers, and our products may not be approved at such facilities, and we may be unable to have our products approved for use at such facilities on a timely basis, or at all. The effect of the pandemic on the broader economy could also negatively affect demand for procedures using our products, both in the near- and long-term.
Workforce limitations and travel restrictions resulting from government actions taken to contain the spread of COVID-19 has and will continue to adversely affect almost every aspect of our business. If a significant percentage of our workforce, or of the workforce of third parties on which we rely, cannot work, including because of illness or travel or government restrictions, our operations may be negatively affected. Because of government restrictions and social distancing guidelines in many countries around the world, there is an increased reliance on working from home for our workforce and on the workforce of third parties on which we rely. For example, most of our independent sales agents currently are working largely using virtual and online engagement tools and tactics, which may be less effective than our ordinary, in-person sales and marketing programs. In addition, access to our hands-on cadaveric training facility in Carlsbad, California has been significantly curtailed, which we expect will not only limit our ability to educate and train surgeons and sales agents on the proper use of our products (which may make surgeons and sales agents less comfortable using, and therefore less likely to use, our products), but will also limit our ability to develop, and therefore launch, the products we believe will drive our future revenue growth on the timelines we anticipated previously, or at all. The change in the manner in which our workforce is functioning could also delay the launch of products we planned to launch in 2020 and beyond. It may also cause us not to timely submit required filings, including with the U.S. Securities and Exchange Commission, U.S. Food and Drug Administration (FDA), or other regulatory bodies, both in the U.S. and outside the U.S., any of which by itself may have a negative effect on our business, such as by making us ineligible to conduct an offering under a Form S-3 registration statement, which generally takes less time and is less expensive than other means, such as conducting an offering under a Form S-1 registration statement. In addition, changes impacting workforce function at the FDA and other regulatory bodies, as well as changes impacting workforce function at the facilities at which we seek to have new products approved for use, could adversely impact the timing of when our new products are cleared for marketing and approved for use, either of which could adversely impact the timing of our ability to sell these new products and could have a material and adverse effect on our revenue growth.

Further, disruptions in the manufacture and/or distribution of our products or in our supply chain may occur as a result of the pandemic, including for the reasons above, or other events that result in staffing shortages, production slowdowns, stoppages, or disruptions in delivery systems, any of which could materially and adversely affect our ability to manufacture and/or distribute our products, or to obtain the raw materials and supplies necessary to manufacture and/or distribute our products, in a timely manner, or at all. See “If any of our manufacturing, development or research facilities are damaged and/or our manufacturing processes are interrupted, we could experience supply disruptions, lost revenues and our business could be seriously harmed” and “In addition to PcoMed, we depend on a limited number of third-party suppliers for components and raw materials and losing any of these suppliers, or their inability to provide us with an adequate supply of materials that meet our quality and other requirements, could harm our business” in Item 1A. Risk Factors in Part I of the 2019 10-K (the “10-K Risk Factors”).
We may also experience other unknown adverse impacts from COVID-19 that cannot be predicted. For example, hospitals and other facilities at which we sell our products may renegotiate their purchase prices, including as a result of, or the perception they may be suffering, financial difficulty as a result of the pandemic. Similarly, facilities at which we seek to sell our products in the future may require price reductions relative to the price at which we previously expected to sell our products. Reduction in the prices at which we sell products to existing customers may have a material and adverse effect on our future financial results and reductions in the prices at which we expected to sell products to anticipated customers may have a material and adverse effect on our expectations for revenue growth. See “Changes in third-party payment systems and in the healthcare industry may require us to decrease the selling price for our products, may reduce the size of the market for our products, or may eliminate a market, any of which could have a material and adverse effect on our financial performance” in the 10-K Risk Factors.
Further, the COVID-19 pandemic has resulted in disruption and volatility in the global capital markets, adversely impacting access to capital not only for us, but also for our customers and suppliers who need access to capital. Their inability to access capital in a timely manner, or at all, could adversely impact demand for our products and/or adversely impact our ability to manufacture and/or supply our products, any of which could have a material and adverse effect on our business. See “Our future capital needs are uncertain and we may need to raise additional funds in the future, and such funds may not be available on acceptable terms or at all,” “The market price of our common stock has been and likely will continue to be volatile,” and “Your percentage of ownership in us may be diluted and issuances of substantial amounts of our common stock, or the perception that such issuances may occur, could cause the market price of our common stock to decline significantly, even if our business is performing well” in the 10-K Risk Factors.
Finally, we have not developed a specific and comprehensive COVID-19 contingency plan designed to address the challenges and risks presented by this pandemic and, even if and when we do develop such a plan, there can be no assurance that such plan will be effective in mitigating its adverse effects on our business, financial condition and results of operations.
The full extent to which the COVID-19 pandemic will, directly or indirectly, impact our business, results of operations and financial condition, including our sales, expenses, supply chain integrity, manufacturing capability, research and development activities, and employee-related compensation, is currently highly uncertain and cannot be predicted with reasonable accuracy at this time and will depend on future developments that are also highly uncertain and cannot be predicted with reasonable accuracy at this time, including, without limitation: (a) new information that may emerge concerning COVID-19, its contagiousness and/or virulence, including as a result of a resurgence in COVID-19 transmission and infection after the loosening of “stay at home” restrictions or resumption of surgical procedures, whether as a result thereof, as a result of reinfection, as a result of a delay in the emergence of symptoms following infection (or reinfection) by COVID-19, or as a result of its ability to lay dormant following infection (or reinfection); (b) actions required or recommended to contain or treat COVID-19, in light of any or all of the foregoing or other as-yet unanticipated developments, whether related to COVID-19 directly or indirectly; and (c) the direct and indirect economic impact, both domestically and abroad, of COVID-19 as a result of any or all of the foregoing, including actions taken by local, state, national and international governmental agencies, whether such impact affects customers, suppliers, or markets generally.
The COVID-19 pandemic also heightens the risks in certain of the other risk factors described in in the 10-K Risk Factors, including, without limitation, those related to:

(1)
our ability to compete successfully in the highly competitive industry in which we operate as result of the uncertainty of the full extent of the impact of the pandemic on our business, financial condition and results of operations (see “We operate in an industry and in market segments that are highly competitive and we may not compete successfully” in the 10-K Risk Factors);

(2)
our ability to (a) effectively demonstrate to neurosurgeon and orthopedic spine surgeons the merits of our products compared to those of our competitors and (b) successfully educate and train surgeons and their staff on the proper use of our products in light of the temporary closure of our hands-on cadaveric training facility in Carlsbad, California, which is the primary manner in which we offer such education and training (see “To be commercially successful, we must effectively demonstrate to neurosurgeon and orthopedic spine surgeons the merits of our products compared to those of our competitors” and “We must successfully educate and train surgeons and their staff on the proper use of our products,” in the 10-K Risk Factors);

(3)
our ability to develop and launch new products in a timely and consistent manner in light of (a) the significantly curtailed use of our hands-on cadaveric training facility in Carlsbad, California, which will limit our ability to develop and launch the products we believe will drive our future revenue growth on the timelines we anticipated previously, or at all, (b) the change in the manner in which our workforce is functioning and (c) the changes impacting workforce function at the FDA and other regulatory bodies, as well as changes impacting workforce function at the facilities at which we seek to have new products approved for use (see “We may not develop new products in a timely and consistent manner, and failure to do so may adversely affect the attractiveness of our overall product portfolio to our surgeon customers and negatively impact our sales and market share” in the 10-K Risk Factors);

(4)
our ability to maintain or expand our network of independent sales agents and stocking distributors (see “If we are unable to maintain and expand our network of independent sales agents and stocking distributors, we may not maintain or grow our revenue” in the 10-K Risk Factors);

(5)
an inability to conduct clinical studies effectively to demonstrate the safety and efficacy of our products as a result of, among other things, cost-savings measure we implement or the closure or reduced operating hours of the sites at which such clinical studies would be conducted (see “Sales of, or the price at which we sell, our products may be adversely affected unless the safety and efficacy of our products, alone and relative to competitive products, is demonstrated in clinical studies” and “If the third parties on which we rely to conduct our clinical studies and to assist us with pre-clinical development do not perform as contractually required or expected, we may not obtain regulatory clearance, approval or a CE Certificate of Conformity for or commercialize our products” in the 10-K Risk Factors);

(6)
our ability to maintain the integrity of our data and to avoid security breaches, loss of data, and other disruptions that could compromise sensitive information as a result of most of our workforce working remotely in environments that may be less secure than our office environment and the increased use of video conferencing and other technologies to conduct business virtually in light of the COVID-19 pandemic (see “We depend on information technology and if our information technology fails to operate adequately or fails to properly maintain the integrity of our data, our business could be materially and adversely affected” and “Security breaches, loss of data and other disruptions could compromise sensitive information related to our business, prevent us from accessing critical information or expose us to liability, which could adversely affect our business and our reputation” in the 10-K Risk Factors);

(7)
increased exposure to uninsured risks (see “Our insurance policies are expensive and protect us only from some risks, which will leave us exposed to significant uninsured liabilities” in the 10-K Risk Factors);

(8)
our inability to increase our international sales and a potential adverse impact by changes in foreign currency exchange rates in light of the COVID-19 pandemic (see “We are exposed to a variety of risks relating to our international sales and operations” in the 10-K Risk Factors);

(9)
fluctuation in our sales volumes and operating results as a result of the adverse effects of the COVID-19 pandemic (see “Our sales volumes and our operating results may fluctuate” in the 10-K Risk Factors); and

(10)
increased economic instability around the world in light of the COVID-19 pandemic (see “Continuing economic instability, including challenges faced by European countries, may adversely affect the ability of hospitals and other customers to access funds or otherwise have available liquidity, which could reduce orders for our products or impede our ability to obtain new customers, particularly in European markets” in the 10-K Risk Factors).

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

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs

January 1 - January 31	151,478	$12.01	—	—
February 1 - February 29	1,621	$14.86	—	—
March 1 - March 31	678	$14.13	—	—

(1)	These shares were surrendered to the Company to satisfy tax withholdings obligations in connection with the vesting of restricted stock awards.
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

† The financial information of SeaSpine Holdings Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 filed on May 6, 2020 formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Loss, (iii) the Condensed Consolidated Balance Sheets, (iv) Parenthetical Data to the Condensed Consolidated Balance Sheets, (v) the Condensed Consolidated Statements of Cash Flows, (vi) the Condensed Consolidated Statements of Equity, and (vii) Notes to Unaudited Condensed Consolidated Financial Statements, is furnished electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEASPINE HOLDINGS CORPORATION

Date:	May 6, 2020	/s/ Keith C. Valentine
Keith C. Valentine
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 6, 2020	/s/ John J. Bostjancic
John J. Bostjancic
Chief Financial Officer
(Principal Financial Officer)