Form 10-Q
period 2020-06-30
SeaSpine Holdings Corp
filed 2020-08-04
CIK 1637761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
COMMISSION FILE NO. 001-36905
SeaSpine Holdings Corporation
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Delaware	47-3251758
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)
5770 Armada Drive, Carlsbad, CA 92008
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of July 29, 2020 was 27,521,745.

SEASPINE HOLDINGS CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SEASPINE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Total revenue, net	$28,589	$39,306	$64,700	$75,456
Cost of goods sold	11,659	14,317	25,471	27,896
Gross profit	16,930	24,989	39,229	47,560
Operating expenses:
Selling and marketing	17,013	19,896	37,489	38,870
General and administrative	8,845	7,712	17,399	16,046
Research and development	3,974	3,587	7,869	7,099
Intangible amortization	792	793	1,584	1,585
Impairment of intangible assets	—	4,993	1,325	4,993
Total operating expenses	30,624	36,981	65,666	68,593
Operating loss	(13,694)	(11,992)	(26,437)	(21,033)
Other income (expense), net	14	(25)	241	48
Loss before income taxes	(13,680)	(12,017)	(26,196)	(20,985)
Provision for income taxes	33	19	68	40
Net loss	$(13,713)	$(12,036)	$(26,264)	$(21,025)
Net loss per share, basic and diluted	$(0.50)	$(0.64)	$(0.98)	$(1.11)
Weighted average shares used to compute basic and diluted net loss per share	27,279	18,917	26,852	18,894

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEASPINE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(13,713)	$(12,036)	$(26,264)	$(21,025)
Other comprehensive (loss) income
Foreign currency translation adjustments	142	108	(22)	(61)
Unrealized (loss) gain on investments	(89)	3	101	14
Comprehensive loss	$(13,660)	$(11,925)	$(26,185)	$(21,072)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SEASPINE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except par value data)

	June 30, 2020	December 31, 2019

ASSETS
Current assets:
Cash and cash equivalents	$75,346	$20,199
Short-term investments	25,116	—
Trade accounts receivable, net of allowances of $394 and $111	20,836	24,902
Inventories, net	50,630	47,155
Prepaid expenses and other current assets	1,480	3,906
Total current assets	173,408	96,162
Property, plant and equipment, net	27,592	25,751
Right of use assets	8,363	—
Intangible assets, net	15,728	19,173
Other assets	578	632
Total assets	$225,669	$141,718
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt	$6,173	$—
Accounts payable, trade	11,295	7,448
Accrued compensation	6,008	7,879
Accrued commissions	6,363	7,843
Contingent consideration liabilities	2,011	1,864
Short-term lease liability	2,110	—
Other accrued expenses and current liabilities	4,364	5,444
Total current liabilities	38,324	30,478
Long-term lease liability	7,551	—
Other liabilities	95	1,480
Total liabilities	45,970	31,958

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value; 15,000 authorized; no shares issued and outstanding at June 30, 2020 and December 31, 2019	—	—
Common stock, $0.01 par value; 60,000 authorized; 27,399 and 19,124 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	274	191
Additional paid-in capital	380,252	284,211
Accumulated other comprehensive income	1,513	1,434
Accumulated deficit	(202,340)	(176,076)
Total stockholders' equity	179,699	109,760
Total liabilities and stockholders' equity	$225,669	$141,718

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEASPINE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2020	2019
OPERATING ACTIVITIES:
Net loss	$(26,264)	$(21,025)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,216	5,456
Instrument replacement expense	930	986
Impairment of intangible assets	1,325	4,993
Impairment of spinal instruments	210	30
Provision for excess and obsolete inventories	2,976	1,329
Stock-based compensation	4,752	3,917
Loss/(gain) from change in fair value of contingent consideration liabilities	84	(506)
Other	(25)	52
Changes in assets and liabilities:
Accounts receivable	4,048	(2,787)
Inventories	(5,587)	(4,716)
Prepaid expenses and other current assets	2,417	682
Other non-current assets	(10)	(2)
Accounts payable	1,820	1,871
Accrued commissions	(1,487)	754
Other accrued expenses and current liabilities	(2,339)	(2,897)
Other non-current liabilities	(15)	100
Net cash used in operating activities	(11,949)	(11,763)
INVESTING ACTIVITIES:
Purchases of property and equipment	(4,463)	(4,900)
Additions to technology assets	(850)	—
Purchases of short-term investments	(25,007)	—
Maturities of short-term investments	—	15,000
Net cash (used in) provided by investing activities	(30,320)	10,100
FINANCING ACTIVITIES:
Proceeds from Paycheck Protection Program Loan	7,173	—
Repayments of Paycheck Protection Program Loan	(1,000)	—
Proceeds from issuance of common stock- employee stock purchase plan	698	671
Proceeds from exercise of stock options	948	219
Proceeds from issuance of common stock, net of offering costs	91,622	—
Repurchases of common stock for income tax withheld upon vesting of restricted stock awards and restricted stock units	(1,898)	(1,908)
Payment of contingent consideration liabilities in connection with acquisition of business	(72)	(56)
Net cash provided by (used in) financing activities	97,471	(1,074)
Effect of exchange rate changes on cash and cash equivalents	(55)	(33)
Net change in cash and cash equivalents	55,147	(2,770)
Cash and cash equivalents at beginning of period	20,199	24,233
Cash and cash equivalents at end of period	$75,346	$21,463
Supplemental cash flow information:
Interest paid	$78	$76
Income taxes paid	$105	$88
Non-cash investing activities:
Property and equipment in liabilities	$3,167	$3,604

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEASPINE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands)

	Common Stock		Additional	Accumulated Other		Total
	Number of		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance December 31, 2019	19,124	$191	$284,211	$1,434	$(176,076)	$109,760
Net loss	—	—	—		(12,551)	(12,551)
Foreign currency translation adjustment	—	—	—	(164)	—	(164)
Unrealized gain on short-term investments	—	—	—	190	—	190
Restricted stock issued	213	2	—	—	—	2
Issuance of common stock - public offering	7,820	78	91,544	—	—	91,622
Issuance of common stock - exercise of stock options	80	1	901	—	—	902
Repurchases of common stock for income tax withheld upon vesting of restricted stock awards and restricted stock units	—	—	(1,855)	—	—	(1,855)
Stock-based compensation	—	—	1,983	—	—	1,983
Balance March 31, 2020	27,237	272	376,784	1,460	(188,627)	189,889
Net loss	—	—	—		(13,713)	(13,713)
Foreign currency translation adjustment	—	—	—	142	—	142
Unrealized loss on short-term investments	—	—	—	(89)	—	(89)
Restricted stock issued	79	1	(1)	—	—	—
Issuance of common stock under employee stock purchase plan	78	1	697	—	—	698
Issuance of common stock- exercise of stock options	5	—	46	—	—	46
Repurchases of common stock for income tax withheld upon vesting of restricted stock awards and restricted stock units	—	—	(43)	—	—	(43)
Stock-based compensation	—	—	2,769	—	—	2,769
Balance June 30, 2020	27,399	$274	$380,252	$1,513	$(202,340)	$179,699

	Common Stock		Additional	Accumulated Other		Total
	Number of		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance December 31, 2018	18,669	$187	$277,096	$1,602	$(136,800)	$142,085
Net loss	—	—	—	—	(8,989)	(8,989)
Foreign currency translation adjustment	—	—	—	(169)	—	(169)
Unrealized gain on short-term investments	—	—	—	11	—	11
Restricted stock issued	216	2	—	—	—	2
Issuance of common stock- exercise of stock options	11	—	143	—	—	143
Repurchases of common stock for income tax withheld upon vesting of restricted stock awards and restricted stock units	—	—	(1,851)	—	—	(1,851)
Stock-based compensation	—	—	1,947	—	—	1,947
Balance March 31, 2019	18,896	189	277,335	1,444	(145,789)	133,179
Net loss	—	—	—	—	(12,036)	(12,036)
Foreign currency translation adjustment	—	—	—	108	—	108
Unrealized gain on short-term investments	—	—	—	3	—	3
Restricted stock issued	71	1	—	—	—	1
Issuance of common stock under employee stock purchase plan	64	1	670	—	—	671
Issuance of common stock- exercise of stock options	5	—	76	—	—	76
Repurchases of common stock for income tax withheld upon vesting of restricted stock awards and restricted stock units	—	—	(57)	—	—	(57)
Stock-based compensation	—	—	1,970	—	—	1,970
Balance June 30, 2019	19,036	191	279,994	1,555	(157,825)	123,915
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
SeaSpine is a global medical technology company focused on the design, development and commercialization of surgical solutions for the treatment of patients suffering from spinal disorders. SeaSpine has a comprehensive portfolio of orthobiologics and spinal implant solutions to meet the varying combinations of products that neurosurgeons and orthopedic spine surgeons need to perform fusion procedures in the lumbar, thoracic and cervical spine. The Company believes this broad combined portfolio of orthobiologics and spinal implant products is essential to meet the “complete solution” requirements of such surgeons.
Basis of Presentation and Principles of Consolidation
The Company prepared the unaudited interim condensed consolidated financial statements included in this report in accordance with accounting principles generally accepted in the U.S. (GAAP) for interim financial information and the rules and regulations of the Securities and Exchange Commission (SEC) related to quarterly reports on Form 10-Q.
The Company’s financial statements are presented on a consolidated basis. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. The unaudited interim condensed consolidated financial statements do not include all information and disclosures required by GAAP for annual audited financial statements and should be read with the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the SEC. In the opinion of management, the unaudited interim condensed consolidated financial statements included in this report have been prepared on the same basis as the Company's audited consolidated financial statements and include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations, cash flows, and statement of equity for periods presented. The results for the three and six months ended June 30, 2020 are not necessarily indicative of the results expected for the full year. In addition, the full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition, including revenues, expenses, manufacturing, research and development costs and employee-related compensation, will depend on future developments that are highly uncertain and cannot be predicted. See Note 2. Summary of Significant Accounting Policies-Use of Estimates, below. The condensed consolidated balance sheet as of December 31, 2019 was derived from the audited consolidated balance sheet for the year ended December 31, 2019. Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.
Under current SEC rules, generally, a company qualifies as a "smaller reporting company" if it has a public float of less than $250 million as of the last business day of its most recently completed second fiscal quarter. If a company qualifies as a smaller reporting company on that date, it may elect to reflect that determination and use the smaller reporting company scaled disclosure accommodations in its subsequent SEC filings until the beginning of the first quarter of the fiscal year following the date it determines it does not qualify as a smaller reporting company. The Company's public float as of June 30, 2020, the last business day of its most recent second fiscal quarter, was less than $250 million, and as such, the Company qualifies as a smaller reporting company, elected to reflect that determination and intends to use certain of the scaled disclosure accommodations in its SEC filings made during and for each of the years ended December 31, 2020 and 2021.
Concentration of Risk
Integra and PcoMed, LLC (PcoMed) entered into a supply agreement in May 2013 (the Supply Agreement), which was subsequently assigned to the Company by Integra in May 2015. For the six months ending June 30, 2020, the sales of products incorporating the NanoMetalene® technology licensed and supplied to the Company pursuant to the Supply Agreement exceeded 10% of the Company's revenue.

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Recent Accounting Standards Not Yet Adopted
The Company qualifies as an “emerging growth company” (EGC) under the Jumpstart Our Business Startups (JOBS) Act and elected to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, which permits EGCs to defer compliance with new or revised accounting standards until non-issuers must comply with such standards. Accordingly, so long as the Company continues to qualify as an EGC, the Company will not have to adopt or comply with new or revised accounting standards until non-issuers must adopt or comply with such standards. The Company will no longer qualify as an EGC on December 31, 2020, the last day of the fiscal year following the fifth year after its spin-off from Integra.
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

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
In June 2018, the FASB issued Update No. 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This Update requires an entity to apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606. The new standard was effective for the Company beginning on January 1, 2020. The adoption of this new standard had no material impact on its consolidated financial statements.
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

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Net Loss Per Share
Basic and diluted net loss per share was calculated using the weighted-average number of shares of common stock outstanding during the period. The weighted average number of shares used to compute diluted net loss per share excludes any assumed exercise of stock options, any assumed issuance of common stock under restricted stock awards or units, and any assumed issuances under the Company's employee stock purchase plan, because the effect, in each case, would be antidilutive. Common stock equivalents of 4.3 million and 3.7 million shares for the six months ended June 30, 2020 and 2019, respectively, were excluded from the calculation because of their antidilutive effect.
3. DEBT AND INTEREST
Credit Agreement
In December 2015, the Company entered into a three-year credit facility with Wells Fargo Bank, National Association, which was amended in October 2016 and in July 2018 (the Credit Facility). The Credit Facility provides an asset-backed revolving line of credit of up to $30.0 million with a maturity date of July 27, 2021, which is subject to a one-time, one-year extension at the Company's election. In addition, under the Credit Facility, at any time through July 27, 2020, the Company may increase the $30.0 million borrowing limit by up to an additional $10.0 million, subject to the Company having sufficient amounts of eligible accounts receivable and inventory and to customary conditions precedent, including obtaining the commitment of lenders to provide such additional amount. On July 30, 2020, the Company and Wells Fargo entered into an amendment to the Credit Facility to extend the date through which the Company may elect to increase the borrowing limit under the Credit Facility from July 27, 2020 to July 27, 2021. In connection with entering into the Credit Facility, the Company was required to become a guarantor and to provide a security interest in substantially all its assets for the benefit of the counterparty.
There were no amounts outstanding under the Credit Facility at June 30, 2020 or December 31, 2019. At June 30, 2020, the Company had $20.0 million of current borrowing capacity under the Credit Facility before the requirement to maintain the minimum fixed charge coverage ratio as discussed below. Debt issuance costs and legal fees related to the Credit Facility totaling $0.6 million were recorded as a deferred asset and are being amortized ratably over the term of the arrangement.
Borrowings under the Credit Facility accrue interest at the rate then applicable to base rate loans (as customarily defined), unless and until converted into LIBOR rate loans (as customarily defined) in accordance with the Credit Facility. Borrowings bear interest at a floating annual rate equal to (a) during any month for which the Company's average excess availability (as customarily defined) is greater than $20.0 million, (i) base rate plus 1.25 percentage points for base rate loans and (ii) LIBOR rate plus 2.25 percentage points for LIBOR rate loans, (b) during any month for which the Company's average excess availability is greater than $10.0 million but less than or equal to $20.0 million, (i) base rate plus 1.50 percentage points for base rate loans and (ii) LIBOR rate plus 2.50 percentage points for LIBOR rate loans and (c) during any month for which the Company's average excess availability is less than or equal to $10.0 million, (i) base rate plus 1.75 percentage points for base rate loans and (ii) LIBOR rate plus 2.75 percentage points for LIBOR rate loans. The Company also pays an unused line fee based on the average amount borrowed under the Credit Facility for the most recently completed month. If such average amount is 25% or greater of the maximum borrowing capacity, the unused fee will be equal to 0.375% per annum of the amount unused under the Credit Facility, and if such average amount is less than 25%, the unused line fee will be equal to 0.50% per annum of the amount unused under the Credit Facility. The unused line fee is due on the first day of each month.
The Credit Facility contains various customary affirmative and negative covenants, including prohibiting the Company from incurring indebtedness without the lender’s consent. The Credit Facility also includes a financial covenant that requires the Company to maintain a minimum fixed charge coverage ratio of 1.10 to 1.00 for the applicable measurement period, if the Company's Total Liquidity (as defined in the Credit Facility) is less than $5.0 million. The Company was in compliance with all applicable covenants at June 30, 2020.
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

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Paycheck Protection Program
In April 2020, due to the economic uncertainty resulting from the impact of the COVID-19 pandemic on the Company's operations and to support its ongoing operations and retain all employees, the Company applied for a loan under the Paycheck Protection Program (PPP) of the Coronavirus Aid, Relief, and Economic Security Act (CARES Act). The Company received a loan in the original principal amount of $7.2 million. The Company subsequently repaid $1.0 million of the loan. Under the terms of the PPP, subject to specified limitations, the loan may be forgiven if the proceeds are used in accordance with the CARES Act. The Company intends to use the loan proceeds for purposes consistent with the terms of the PPP and intends to apply for forgiveness of the entire loan; however, no assurance is provided that the Company will obtain forgiveness of the loan in whole or in part. Any unforgiven portion of the loan is payable over two years at an interest rate of 1%, with a deferral of payments for the first six months.
4. INVESTMENTS
The amortized cost, estimated fair value and gross unrealized gains and losses on investments are shown in the table below:

	June 30, 2020
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	(Losses)
	(In thousands)
U.S. Treasury Bills	$25,015	$101	$—	$25,116

There were no realized gains or losses during the three and six months ended June 30, 2020. As of December 31, 2019, there were no short-term investments.
5. INVENTORIES
Inventories consisted of:

	June 30, 2020	December 31, 2019
	(In thousands)
Finished goods	$35,412	$30,042
Work in process	8,364	10,847
Raw materials	6,854	6,266
	$50,630	$47,155

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

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Property, plant and equipment balances and corresponding useful lives were as follows:

	June 30, 2020	December 31, 2019	Useful Lives
	(In thousands)
Leasehold improvements	$5,956	$5,878	Shorter of lease term or useful life
Machinery and production equipment	9,038	8,562	3	-	10	years
Spinal instruments and sets	29,303	25,511	4	-	5	years
Information systems and hardware	7,778	7,442	3	-	7	years
Furniture and fixtures	1,456	1,412	3	-	5	years
Construction in progress	9,941	9,716
Total	63,472	58,521
Less accumulated depreciation and amortization	(35,880)	(32,770)
Property, plant and equipment, net	$27,592	$25,751

Depreciation and amortization expenses totaled $1.6 million and $1.2 million for the three months ended June 30, 2020 and 2019, respectively, and $3.1 million and $2.3 million for the six months ended June 30, 2020 and 2019, respectively. The cost of purchased instruments used to replace damaged instruments in existing sets and recorded directly to instrument replacement expense totaled $0.6 million and $0.4 million for the three months ended June 30, 2020 and 2019, respectively, and $0.9 million and $1.0 million for the six months ended June 30, 2020 and 2019, respectively.
For the six months ended June 30, 2020, the Company recorded impairment charges to selling and marketing expense totaling $0.2 million against spinal instruments that are no longer expected to be placed into service. Impairment charges against spinal instruments recorded for the three months ended June 30, 2020 and the three and six months ended June 30, 2019 were immaterial.

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
The components of the Company’s identifiable intangible assets were:

	June 30, 2020
	Weighted Average Life	Cost	Accumulated Amortization	Net
	(Dollars in thousands)
Product technology	12 years	$32,641	$(29,255)	$3,386
Customer relationships	12 years	56,830	(44,488)	12,342
Trademarks/brand names	—	300	(300)	—
		$89,771	$(74,043)	$15,728

	December 31, 2019
	Weighted Average Life	Cost	Accumulated Amortization	Net
	(Dollars in thousands)
Product technology	12 years	$34,158	$(28,912)	$5,246
Customer relationships	12 years	56,830	(42,903)	13,927
Trademarks/brand names	—	300	(300)	—
		$91,288	$(72,115)	$19,173

Annual amortization expense (including amounts reported in cost of goods sold) is expected to be approximately $4.2 million in 2020, $4.1 million in 2021, $4.0 million in 2022, $3.4 million in 2023, and $1.5 million in 2024. For the three months ended June 30, 2020 and 2019, amortization expense totaled $1.0 million and $1.5 million, respectively, and included $0.2 million and $0.7 million, respectively, of amortization of product technology intangible assets that is presented within cost of goods sold. Amortization expense totaled $2.1 million and $3.1 million for the six months ended June 30, 2020 and 2019, respectively, and included $0.5 million and $1.5 million, respectively, of amortization of product technology intangible assets that is presented within cost of goods sold.

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. FAIR VALUE MEASUREMENTS
The fair values of the Company’s assets and liabilities, including contingent consideration liabilities, are measured at fair value on a recurring basis, and are determined under the fair value categories as follows (in thousands):

	Total	Quoted Price in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2020:
Short-term investments	$25,116	$25,116	$—	$—

Contingent consideration liabilities- current	$2,011	$—	$—	$2,011
Contingent consideration liabilities- non-current	95	—	—	95
Total contingent consideration	$2,106	$—	$—	$2,106

	Total	Quoted Price in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2019:
Short-term investments	$—	$—	$—	$—

Contingent consideration liabilities- current	$1,864	$—	$—	$1,864
Contingent consideration liabilities- non-current	230	—	—	230
Total contingent consideration	$2,094	$—	$—	$2,094

Short-term investments are classified with Level 1 of the fair value hierarchy because they use quoted market prices in active markets for identical assets.
Under the terms of the 2016 asset purchase agreement between the Company and NLT, the Company is obligated to pay up to a maximum $5.0 million in milestone payments to NLT, payable at the Company's election in cash or in shares of its common stock. Such milestone payments are contingent on the Company's achievement of four independent events related to the commercialization of the product technologies the Company acquired in the transaction. The Company achieved one of the milestones during the three months ended June 30, 2020 and elected to pay the milestone payment at a value of $1.0 million in shares in July 2020. Additionally, the Company must pay royalty payments, in cash, to NLT equal to declining (over time) percentages of the Company’s future net sales of certain of the acquired product technologies not to exceed $43.0 million in the aggregate. The Company has the option to terminate any future obligation to make royalty payments by making a one-time cash payment to NLT of $18.0 million.
Contingent consideration liabilities are classified within Level 3 of the fair value hierarchy because they use significant unobservable inputs. For those liabilities, fair value is determined using a probability-weighted discounted cash flow model and significant inputs which are not observable in the market. The significant inputs include assumptions related to the timing and probability of the product launch dates, estimated future sales of the products, estimated commission rates, discount rates matched to the timing of payments, and probability of success rates.
The following table sets forth the changes in the estimated fair value of the Company’s liabilities measured on a recurring basis using significant unobservable inputs (Level 3). The loss from change in fair value of contingent milestone and royalty payments resulted from updated estimated timing of payments, probability of success rates, the passage of time, updated discount rates matched to the estimated timing of payments, actual net sales of certain products for the three and six months ended June 30, 2020, and estimated net sales for future royalty payment periods.
A change in estimated timing of payments, probability of success rates, or estimated net sales for future royalty payment periods would be expected to have a material impact on the fair value of contingent milestone and royalty payments.

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Three Months Ended June 30, 2020:	(in thousands)
Balance as of March 31, 2020	$2,045
Contingent consideration liabilities settled	(39)
Loss from change in fair value of contingent consideration recorded in general and administrative expenses	100
Fair value at June 30, 2020	$2,106

Six Months Ended June 30, 2020:	(in thousands)
Balance as of January 1, 2020	$2,094
Contingent consideration liabilities settled	(72)
Loss from change in fair value of contingent consideration recorded in general and administrative expenses	84
Fair value at June 30, 2020	$2,106

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
In May 2015, the Company adopted the 2015 Incentive Award Plan, which was subsequently amended and restated with approval of the Company's stockholders. In February and March 2018, the Company's board of directors approved amendments to the plan that increased the share reserve by an aggregate of 2,726,000 shares over the then-existing share reserve thereunder, subject to stockholder approval. The Company's stockholders approved both amendments in May 2018. On April 13, 2020, the Company's board of directors approved an amendment to the plan that, among other things, increased the share reserve by an aggregate of 3,500,000 shares over the then-existing share reserve thereunder, subject to stockholder approval. The Company's stockholders approved the amendment on June 3, 2020 (the 2015 Incentive Award Plan, as amended and restated to date, the Restated Plan). Under the Restated Plan, the Company can grant its employees, non-employee directors and consultants incentive stock options and non-qualified stock options, restricted stock, performance stock, dividend equivalent rights, stock appreciation rights, stock payment awards and other incentive awards. The aggregate number of shares that may be issued or transferred pursuant to awards under the Restated Plan is the sum of (1) the number of shares issuable upon exercise or vesting of the number of Integra equity awards converted to the Company's equity awards under the Restated Plan as of the date of the spin-off and (2) 9,735,500 shares of its common stock in respect of awards granted under the Restated Plan. As of June 30, 2020, 3,931,226 shares were available for issuance under the Restated Plan.
In June 2018, the Company established the 2018 Employment Inducement Incentive Award Plan (the 2018 Inducement Plan). The terms of the 2018 Inducement Plan are substantially similar to the terms of the Restated Plan with these principal exceptions: (1) incentive stock options may not be granted under the 2018 Inducement Plan; (2) there are no annual limits on awards that may be issued to an individual under the 2018 Inducement Plan; (3) awards granted under the 2018 Inducement Plan are not required to be subject to any minimum vesting period; and (4) awards may be granted under the 2018 Inducement Plan only to those individuals and in those circumstances described below. An aggregate of 2,000,000 shares are reserved under the 2018 Inducement Plan. As of June 30, 2020, 1,908,483 shares were available for issuance under the 2018 Inducement Plan. As a result of the approval of the amendment to the Restated Plan by the Company's stockholders in June 2020, no awards will be granted under the 2018 Inducement Plan in the future.
The 2018 Inducement Plan was adopted by the Company’s board of directors without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. In accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules, awards under this plan may only be made to an employee who has not previously been an employee or member of the Company's board of directors or of any board of directors of any parent or subsidiary of the Company, or following a bona fide period of non-employment by the Company or a parent or subsidiary, if he or she is granted such award in connection with his or her commencement of employment with the Company or a subsidiary and such grant is an inducement material to his or her entering into employment with the Company or such subsidiary.
Forfeiture Rate Assumptions
Stock-based compensation expense related to all equity awards includes an estimate for forfeitures. The expected forfeiture rate of all equity-based compensation is based on historical experience of pre-vesting forfeitures on awards and options by each homogeneous group of shareowners. For awards and options granted to non-executive employees, the forfeiture rate is estimated to be 14% annually for the six months ended June 30, 2020 and 13% annually for the six months ended June 30,

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2019. There is no forfeiture rate applied to awards or options granted to non-employee directors or executive employees because their pre-vesting forfeitures are anticipated to be highly unlikely. As individual awards and options become fully vested, stock-based compensation expense is adjusted to recognize actual forfeitures.
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
During each of the three and six months ended June 30, 2020, there were 72,520 shares of restricted stock awards granted to non-employee directors. During the three and six months ended June 30, 2019, there were 64,631 and 76,471 shares of restricted stock awards granted to non-employee directors, respectively. No restricted stock units were granted to non-employee directors during the three or six months ended June 30, 2020 or 2019.
During the three and six months ended June 30, 2020, 30,267 and 376,754 restricted stock units were granted to employees, respectively. During the three and six months ended June 30, 2019, there were 7,800 and 218,610 restricted stock units granted to employees, respectively. No restricted stock awards were granted to employees during the three or six months ended June 30, 2020 or 2019.
As of June 30, 2020, there was approximately $5.0 million of unrecognized compensation expense related to the unvested portions of restricted stock awards and of restricted stock units. This expense is expected to be recognized over a weighted-average period of approximately 1.1 years.
Stock Options
Stock option grants to employees generally have a requisite service period of four years, and stock option grants to non-employee directors generally have a requisite service period of one year. Both are subject to graded vesting. The Company records stock-based compensation expense associated with stock options on an accelerated basis over the applicable vesting period within each grant and based on their fair value at the date of grant using the Black-Scholes-Merton option pricing model. There were 238,491 and zero stock options granted during the three months ended June 30, 2020 and 2019, respectively, and 920,250 and 434,708 stock options granted during the six months ended June 30, 2020 and 2019, respectively. The following weighted-average assumptions were used in the calculation of fair value for options granted during the period indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Expected dividend yield	—%	—%	—%	—%
Risk-free interest rate	0.2%	2.5%	1.2%	2.5%
Expected volatility	53.6%	30.3%	41.3%	30.3%
Expected term (in years)	2.5	2.9	2.6	2.9

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
As of June 30, 2020, there was approximately $2.2 million of unrecognized compensation expense related to unvested stock options. This expense is expected to be recognized over a weighted-average period of approximately 1.6 years.

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
Subject to stockholder approval, on and effective as of November 2, 2018, the Company's board of directors approved an amendment to the ESPP pursuant to which the share reserve under the ESPP would increase from 400,000 shares to 800,000 shares. The Company's stockholders approved that amendment in May 2019. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended (the IRC). The ESPP contains a restart feature, such that if the market price of the stock at the end of any six-month purchase period is lower than the market price at the original grant date of an offering period, that offering period will terminate after that purchase date, and a new two-year offering period will commence on the January 1 or July 1 immediately following the date the original offering period terminated. This restart feature was triggered on the purchase date that occurred on June 30, 2019, such that the offering period that commenced on January 1, 2019 was terminated, and a new two-year offering period commenced on July 1, 2019 and would end on June 30, 2021. This restart feature was triggered again on the purchase date that occurred on December 31, 2019, such that the offering periods that commenced on each of July 1, 2018 and July 1, 2019 were terminated, and a new two-year offering period commenced on January 1, 2020 and would end on December 31, 2021. This restart feature was triggered again on the purchase date that occurred on June 30, 2020, such that the offering period that commenced on January 1, 2020 was terminated, and a new two-year offering period commenced on July 1, 2020 and will end on June 30, 2022. The Company applied share-based payment modification accounting to the awards that were initially valued at the grant date to determine the amount of any incremental fair value associated with the modified awards. The impact to stock-based compensation expense for modifications during the six months ended June 30, 2020 was immaterial.
During the six months ended June 30, 2020 and 2019, there were 78,360 and 64,008 shares of common stock, respectively, purchased under the ESPP. The Company recognized $0.4 million in expense related to the ESPP for each of the six months ended June 30, 2020 and 2019. As of June 30, 2020, 202,102 shares were available under the ESPP for future issuance.
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

(in thousands)	December 31, 2019	Impact of Adoption of ASC 842	January 1, 2020
ASSETS
Right of use assets	$—	$9,059	$9,059
Total assets	$141,718	$9,059	$150,777
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Other accrued expenses and current liabilities	5,444	(138)	5,306
Current portion of operating lease liabilities	—	2,080	2,080
Total current liabilities	30,478	1,942	32,420
Operating lease liabilities, net of current portion	—	8,367	8,367
Other liabilities	1,480	(1,250)	230
Total liabilities	$31,958	$9,059	$41,017
Total stockholders' equity	$109,760	$—	$109,760
Total liabilities and stockholders' equity	$141,718	$9,059	$150,777

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
The Company’s lease portfolio only includes operating leases. As of June 30, 2020, the weighted average remaining lease term of these operating leases was 5.7 years and the weighted average discount rate was 6.5%. For the three and six months ended June 30, 2020, lease expense, which represents expense from operating leases, was $0.6 million and $1.1 million, respectively.

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

A summary of the Company's remaining lease liabilities at June 30, 2020 are as follows:

Operating Leases
(In thousands)
2020	1,894
2021	3,340
2022	2,238
2023	1,563
2024	1,369
Thereafter	3,273
Total undiscounted value of lease liabilities	$13,677
Less: present value adjustment	(2,052)
Less: short-term leases not capitalized	(1,964)
Present value of lease liabilities	9,661
Less: current portion of lease liability	(2,110)
Operating lease liability, less current portion	$7,551

11. INCOME TAXES
The following table summarizes the Company’s effective tax rate for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Reported income tax expense rate	(0.2)%	(0.2)%	(0.3)%	(0.2)%

The Company recorded a provision for income tax expense for the three and six months ended June 30, 2020 primarily related to foreign and state operations.
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
On March 27, 2020, Congress enacted the CARES Act to provide certain relief as a result of the COVID-19 pandemic. The CARES Act, among other things, includes provisions relating to net operating loss carryback periods, alternative minimum tax credit refunds, and modification to the net interest deduction limitations. The CARES Act did not have a material impact on the Company's consolidated financial statements for the three or six months ended June 30, 2020. The Company continues to monitor any effects on its financial statements that may result from the CARES Act.

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
The following table disaggregates revenue by major sales channel for each of the periods presented (in thousands):

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
	United States	International	Total	United States	International	Total
Orthobiologics	$12,665	$1,190	$13,855	$30,026	$3,450	$33,476
Spinal implants	13,214	1,520	14,734	27,666	3,558	31,224
Total revenue, net	$25,879	$2,710	$28,589	$57,692	$7,008	$64,700

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
	United States	International	Total	United States	International	Total
Orthobiologics	$18,160	$1,894	$20,054	$35,197	$3,883	$39,080
Spinal implants	16,910	2,342	19,252	31,857	4,519	36,376
Total revenue, net	$35,070	$4,236	$39,306	$67,054	$8,402	$75,456

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

•
other risk factors described in our other SEC filings, including in the section entitled “Risk Factors” of the 2019 10-K, in Item 8.01 of our Current Report on Form 8-K dated April 6, 2020, and in Part II, Item 1A of our Quarterly Reports on Form 10-Q for quarters ended after December 31, 2019.

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

Our U.S. sales organization consists of regional and territory managers who oversee a broad network of independent orthobiologics and spinal implant sales agents. We pay these sales agents commissions based on the sales of our products. Our international sales organization consists of a sales management team that oversees a network of independent orthobiologics and spinal implant stocking distributors that purchase products directly from us and independently sell them. For the three months ended June 30, 2020 and 2019, international sales accounted for approximately 9% and 11% of our revenue, respectively, and 11% for each of the six months ended June 30, 2020 and 2019, respectively. Our policy is not to sell our products through or to participate in physician-owned distributorships.
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
For all other sales transactions, including sales to international stocking distributors and private label partners, we generally recognize revenue when the products are shipped and the customer or stocking distributor obtains control of the products. There is generally no customer acceptance or other condition that prevents us from recognizing revenue in accordance with the delivery terms for these sales transactions.
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
Selling and Marketing Expense
Our selling and marketing expenses consist primarily of sales commissions to independent sales agents, payroll and other headcount related expenses, marketing expenses, shipping, third-party logistics expenses, depreciation of instrument sets, instrument replacement expense, and cost of medical education and training.
General and Administrative Expense
Our general and administrative expenses consist primarily of payroll and other headcount related expenses and expenses for information technology, legal, human resources, insurance, finance, and management. We also record gains or losses associated with changes in the fair value of contingent consideration liabilities in general and administrative expenses.

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
Intangible Amortization
Our intangible amortization, including the amounts reported in cost of goods sold, consists of acquisition-related amortization. We expect total annual amortization expense (including amounts reported in cost of goods sold) to be approximately $4.2 million in 2020, $4.1 million in 2021, $4.0 million in 2022, $3.4 million in 2023 and $1.5 million in 2024. See “RESULTS OF OPERATIONS-Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019-Impairment of Intangible Assets,” below.
COVID-19 Pandemic - Impact on our Business
The COVID-19 pandemic has presented a substantial public health and economic challenge around the world and has materially and adversely affected our business. We continue to closely monitor developments related to the COVID-19 pandemic and our decisions will continue to be driven by the health and well-being of our employees, our distributor and surgeon customers, and their patients while maintaining operations to support our customers and their patients in the near-term.

•
Surgery Deferrals: From late March 2020 to mid-May 2020, among other impacts on our business related to the pandemic, surgeons and their patients deferred surgical procedures in which our products otherwise could have been used. This decrease in demand for our products recovered to varying degrees in the latter half of May and into June 2020, though still below pre-pandemic levels, as local conditions improved in certain geographies that opened after an initial improvement in COVID-19 infection rates, allowing patients to resume receiving their treatments. However, a resurgence of infections has been observed, which may further restrict demand similar to early phases of the pandemic. As a result, we expect to see continued volatility through at least the duration of the pandemic as geographies respond to current local conditions. The duration of further deferrals of surgical procedures, the magnitude of such deferrals, the timing and extent of the economic impact of the pandemic, and the pace at which the economy recovers therefrom, cannot be determined at this time. We continue to work closely with our surgeon customers, distributors and suppliers to navigate through this unforeseen event while maintaining flexible operations and investing for future growth.

•
Operations. Our sales, marketing and research and development efforts have continued since the outbreak of the pandemic, but steps we have taken in response to the pandemic have adversely affected our business. To protect the safety, health and well-being of our employees, distributor and surgeon customers, and communities, we implemented preventative measures including travel restrictions, the temporary closures of certain of our facilities, and requiring all office-based employees to work from home, except for those related to manufacturing, distribution and select others, as permitted under governmental orders. Production at our Irvine orthobiologics manufacturing facility was temporarily halted in April and May 2020. Production restarted in June 2020. The change in the manner in which our workforce is functioning could adversely affect sales and may delay the product launches we planned in 2020 and beyond. Due to patients resuming to receive surgical procedures in May and June, we proceeded with certain product launches we deferred during the early phases of the pandemic, however the pandemic could still adversely affect our future revenue growth or such growth may not be consistent with the timelines we anticipated previously.

Our manufacturing, distribution and supply chain has largely been uninterrupted, but could be disrupted as a result of the pandemic, including because of staffing shortages, production slowdowns, stoppages, or disruptions in delivery systems.

•
Cost Containment: We continue to carefully manage expenses and cash spend to preserve liquidity and we initiated actions to generate savings in areas such as travel, events, clinical studies, and consulting. We also implemented a temporary freeze on new hires and our senior leadership team voluntarily agreed to a 25% reduction in their base salaries from April 26, 2020 through June 20, 2020.

•
Product Development: We continue to evaluate the timing and scope of planned product development and launch initiatives and capital expenditures and inventory growth investments to support those initiatives. Based on that evaluation, we expect to delay and/or reduce some of the spending associated with these initiatives, which may delay the product launches we planned in 2020 and beyond, and could adversely affect our future revenue growth or such growth may not be consistent with the timelines we anticipated previously. We expect to increase our spending on product launches, capital expenditures and inventory from the levels during the early stages of the pandemic as our revenue and cash flow improve and as our expectations for demand of our products improve.

•
1st Half 2020 Results. Due to the impacts from the COVID-19 pandemic, our total revenue, net, gross profit and gross margin for the first and second quarters of 2020 were significantly lower compared to the same periods in 2019.

•
At this time, the full extent of the impact of the COVID-19 pandemic on our business, financial condition and results of operations is uncertain and cannot be predicted with reasonable accuracy and will depend on future developments that are also uncertain and cannot be predicted with reasonable accuracy.

For additional information on the various risks posed by the COVID-19 pandemic on our business, financial condition and results of operations, please see Item 1A. Risk Factors in this report.
RESULTS OF OPERATIONS

	Three Months Ended June 30,		2020 vs. 2019	Six Months Ended June 30,		2020 vs. 2019
(In thousands, except percentages)	2020	2019	% Change	2020	2019	% Change
Total revenue, net	$28,589	$39,306	(27)%	$64,700	$75,456	(14)%
Cost of goods sold	11,659	14,317	(19)%	25,471	27,896	(9)%
Gross profit	16,930	24,989	(32)%	39,229	47,560	(18)%
Gross margin	59.2%	63.6%		60.6%	63.0%
Operating expenses:
Selling and marketing	17,013	19,896	(14)%	37,489	38,870	(4)%
General and administrative	8,845	7,712	15%	17,399	16,046	8%
Research and development	3,974	3,587	11%	7,869	7,099	11%
Intangible amortization	792	793	—%	1,584	1,585	—%
Impairment of intangible assets	—	4,993	100%	1,325	4,993	(73)%
Total operating expenses	30,624	36,981	(17)%	65,666	68,593	(4)%
Operating loss	(13,694)	(11,992)	14%	(26,437)	(21,033)	26%
Other income (expense), net	14	(25)	(156)%	241	48	402%
Loss before income taxes	(13,680)	(12,017)	14%	(26,196)	(20,985)	25%
Provision for income taxes	33	19	74%	68	40	70%
Net loss	$(13,713)	$(12,036)	14%	$(26,264)	$(21,025)	25%

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019
Revenue
Total revenue, net for the three months ended June 30, 2020, was $28.6 million, a decrease of 27% compared to the same period in 2019.

	Three Months Ended June 30,		2020 vs. 2019
	2020	2019	% Change
	(In thousands)
Orthobiologics	$13,855	$20,054	(31)%
United States	12,665	18,160	(30)%
International	1,190	1,894	(37)%

Spinal Implants	$14,734	$19,252	(23)%
United States	13,214	16,910	(22)%
International	1,520	2,342	(35)%

Total revenue, net	$28,589	$39,306	(27)%

	Three Months Ended June 30,		2020 vs. 2019
	2020	2019	% Change
	(In thousands)
United States	$25,879	$35,070	(26)%
International	2,710	4,236	(36)%
Total revenue, net	$28,589	$39,306	(27)%
Revenue from orthobiologics sales totaled $13.9 million for the three months ended June 30, 2020, a decrease of $6.2 million or 31%, from the same period in 2019. Revenue from orthobiologics sales in the United States decreased $5.5 million to $12.7 million for the three months ended June 30, 2020 compared to the same period in 2019. This decrease was driven by lower current demand for our orthobiologics products due to hospitals and patients deferring procedures and other factors related to the impact of the COVID-19 pandemic. Revenue from orthobiologics sales internationally, which can be volatile from quarter to quarter because of irregular ordering patterns from our stocking distributors, decreased $0.7 million for the three months ended June 30, 2020 compared to the same period in 2019 and was similarly affected by reduced demand from our stocking distributors caused by the impact of the pandemic. See "COVID-19 Pandemic - Impact on our Business," above.
Revenue from spinal implant sales was $14.7 million for the three months ended June 30, 2020, a decrease of $4.5 million or 23%, from the same period in 2019. Revenue from spinal implants sales in the United States decreased $3.7 million to $13.2 million for the three months ended June 30, 2020 compared to the same period in 2019, due to hospitals and patients deferring procedures as a result of the COVID-19 pandemic. Spinal implant surgery procedure volume decreased by 22%, unit pricing declined in the low-single digit range. Revenue from spinal implant sales internationally, which can be volatile from quarter to quarter because of irregular ordering patterns from our stocking distributors, decreased $0.8 million for the three months ended June 30, 2020 compared to the same period in 2019 and was similarly affected by reduced demand from our stocking distributors caused by the impact of the pandemic.
Cost of Goods Sold and Gross Margin
Cost of goods sold decreased $2.7 million, to $11.7 million for the three months ended June 30, 2020, compared to the same period in 2019. Gross margin was 59.2% for the three months ended June 30, 2020 and 63.6% for the same period in 2019. The decrease in gross margin was due primarily to costs associated with our Irvine manufacturing facility while production there was temporarily halted during April and May 2020.
Cost of goods sold included $0.2 million and $0.7 million of amortization for product technology intangible assets for the three months ended June 30, 2020 and 2019, respectively.

Selling and Marketing
Selling and marketing expenses decreased $2.9 million to $17.0 million for the three months ended June 30, 2020 compared to the same period in 2019. The decrease was mainly driven by lower commission expense due to a decline in revenue related to the impact of the COVID-19 pandemic and lower travel expenses.
General and Administrative
General and administrative expenses increased $1.1 million to $8.8 million for the three months ended June 30, 2020. The increase was primarily driven by the increase in the loss from change in fair value of contingent consideration related to the acquisition of assets from NLT and additional bad debt provisions.
Research and Development
R&D expenses increased $0.4 million to $4.0 million, or 14% of revenue, for the three months ended June 30, 2020 compared to the same period in 2019. The increase was primarily driven by payments related to newly acquired licenses and other costs associated with product development.
Intangible Amortization
Intangible amortization expense, excluding the amounts reported in cost of goods sold for product technology intangible assets, remained consistent at $0.8 million for both the three months ended June 30, 2020 and 2019.
Impairment of Intangible Assets
Impairment of intangible assets was zero for the three months ended June 30, 2020, compared to $5.0 million for the same period in 2019. During the three months ended June 30, 2019, we shifted our commercialization strategy with respect to the product technologies we acquired from NLT due to market trend factors, new features necessary to be competitive, and more cost-effective internal development initiatives. Accordingly, we evaluated the ongoing value of the product technology intangible assets associated with the acquisition of these assets. Based on this evaluation, we determined that intangible assets with a carrying amount of $6.8 million were no longer recoverable and were impaired, and we wrote those intangible assets down to their estimated fair value of $1.8 million.
Income Taxes

	Three Months Ended June 30,
	2020	2019
	(In thousands)
Loss before income taxes	$(13,680)	$(12,017)
Provision for income taxes	33	19
Effective tax rate	(0.2)%	(0.2)%
We reported income tax expense for the three months ended June 30, 2020 and 2019 primarily related to foreign and state operations.
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
On March 27, 2020, Congress enacted the CARES Act to provide certain relief as a result of the COVID-19 pandemic. The CARES Act, among other things, includes provisions relating to net operating loss carryback periods, alternative minimum tax credit refunds, and modification to the net interest deduction limitations. The CARES Act did not have a material impact on our consolidated financial statements for the three and six months ended June 30, 2020. We will continue to monitor any effects that may result on our consolidation financial statements from the CARES Act.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019
Revenue
Total revenue, net for the six months ended June 30, 2020 was $64.7 million, a decrease of 14% compared to the same period in 2019.

	Six Months Ended June 30,		2020 vs. 2019
	2020	2019	% Change
	(In thousands)
Orthobiologics	$33,476	$39,080	(14)%
United States	30,026	35,197	(15)%
International	3,450	3,883	(11)%

Spinal Implants	$31,224	$36,376	(14)%
United States	27,666	31,857	(13)%
International	3,558	4,519	(21)%

Total revenue, net	$64,700	$75,456	(14)%

	Six Months Ended June 30,		2020 vs. 2019
	2020	2019	% Change
	(In thousands)
United States	$57,692	$67,054	(14)%
International	7,008	8,402	(17)%
Total revenue, net	$64,700	$75,456	(14)%
Revenue from orthobiologics sales totaled $33.5 million for the six months ended June 30, 2020, a decrease of $5.6 million, from the same period in 2019. Revenue from orthobiologics sales in the United States decreased $5.2 million for the six months ended June 30, 2020 compared to the same period in 2019. This decrease was driven by lower current demand for our orthobiologics products due to hospitals and patients deferring procedures and other factors related to the impact of the COVID-19 pandemic. Revenue from orthobiologics sales internationally, which can be volatile from quarter to quarter because of irregular ordering patterns from our stocking distributors, decreased $0.4 million for the six months ended June 30, 2020 compared to the same period in 2019 and was similarly affected by reduced demand from our stocking distributors caused by the impact of the pandemic. See "COVID-19 Pandemic - Impact on our Business," above.
Revenue from spinal implant sales totaled $31.2 million for the six months ended June 30, 2020, a decrease of $5.2 million, from the same period in 2019. Revenue from spinal implant sales in the United States decreased $4.2 million for the six months ended June 30, 2020 compared to the same period in 2019. This decrease was driven by lower current demand for our orthobiologics products due to hospitals and patients deferring procedures and other factors related to the COVID-19 pandemic. Spinal implant surgery procedure volumes decreased by approximately 9%. Revenue from spinal implant sales internationally, which can be volatile from quarter to quarter because of irregular ordering patterns from our stocking distributors, decreased $1.0 million for the six months ended June 30, 2020 compared to the same period in 2019 and was similarly affected by reduced demand from our stocking distributors caused by the impact of the pandemic.
Cost of Goods Sold and Gross Margin
Cost of goods sold decreased $2.4 million to $25.5 million for the six months ended June 30, 2020, compared to the same period in 2019. Gross margin was 60.6% for the six months ended June 30, 2020, compared to 63.0% for the same period in 2019. The decrease in gross margin was due primarily to costs associated with our Irvine manufacturing facility while production there was temporarily halted during April and May 2020 and higher excess and obsolete inventory charges, particularly in our legacy product portfolio, for which revenues continue to decline at a faster rate due, in part, to increased substitution by our more recently launched products.

Cost of goods sold included $0.5 million and $1.5 million of amortization for product technology intangible assets, for the six months ended June 30, 2020 and 2019, respectively.
Selling and Marketing
Selling and marketing expenses decreased $1.4 million to $37.5 million for the six months ended June 30, 2020 compared to the same period in 2019. The decrease was mainly driven by lower sales commission expense due to a decline in revenue, offset by an increase in marketing, customer service and logistics headcount and an increase in depreciation on surgical kits placed in service since June 30, 2019 and on instruments for systems expected to be discontinued in the next two years.
General and Administrative
General and administrative expenses increased $1.4 million to $17.4 million for the six months ended June 30, 2020 compared to the same period in 2019. The increase was primarily driven by the increase in the loss from change in fair value of contingent consideration related to the acquisition of assets from NLT and additional bad debt provisions.
Research and Development
R&D expenses increased $0.8 million to $7.9 million, or 12% of revenue, for the six months ended June 30, 2020 compared to the same period in 2019. The increase was primarily driven by an increase in payments related to newly acquired licenses and other costs associated with product development.
Intangible Amortization
Intangible amortization expense, excluding the amounts reported in cost of goods sold for product technology intangible assets, was $1.6 million for each of the six months ended June 30, 2020 and 2019.
Impairment of Intangible Assets
Impairment of intangible assets was $1.3 million for the six months ended June 30, 2020, compared to $5.0 million for the same period in 2019. During the six months ended June 30, 2020, primarily as a result of an expected shift in future product revenue mix more toward a parallel expanding interbody device designed based on our internally developed technology and, in turn, lower future revenue anticipated for the lordotic expanding implant based on technology we acquired from NLT, our estimated future net sales associated with those NLT Spine product technologies decreased. Accordingly, we evaluated the ongoing value of the product technology intangible assets associated with the acquisition of these assets. Based on this evaluation, we determined that intangible assets with a carrying amount of $1.6 million were no longer recoverable and were impaired, and we wrote those intangible assets down to their estimated fair value of $0.3 million. During the six months ended June 30, 2019, we shifted our commercialization strategy with respect to the product technologies we acquired from NLT due to market trend factors, new features necessary to be competitive, and more cost-effective internal development initiatives. Accordingly, we evaluated the ongoing value of the product technology intangible assets associated with the acquisition of these assets. Based on this evaluation, we determined that intangible assets with a carrying amount of $6.8 million were no longer recoverable and were impaired, and we wrote those intangible assets down to their estimated fair value of $1.8 million.

Income Taxes

	Six Months Ended June 30,
	2020	2019
	(In thousands)
Loss before income taxes	$(26,196)	$(20,985)
Provision for income taxes	68	40
Effective tax rate	(0.3)%	(0.2)%

We reported income tax expense for the six months ended June 30, 2020 and 2019 primarily related to foreign and state operations. See “-Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019-Income Taxes,” above, for information related to the effect of the CARES Act on our taxes.

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
Loss before income taxes includes the following special charges/(gains) for the six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Special Charges/(Gains):	(In thousands)
Impairment of intangible assets(1)	$—	$4,993	$1,325	$4,993
Loss/(Gain) from change in fair value of contingent consideration liabilities(2)	100	(570)	84	(506)
Total Special Charges	$100	$4,423	$1,409	$4,487
(1) Relates to the impairment of the product technology intangible assets associated with the NLT acquisition.
(2) Relates to the net increase/(decrease) in the fair value of contingent liabilities associated with the NLT acquisition.
The items reported above are reflected in the consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Impairment of intangible assets	$—	$4,993	$1,325	$4,993
General and administrative	100	(570)	84	(506)
Total Special Charges	$100	$4,423	$1,409	$4,487
Liquidity and Capital Resources
Overview
As of June 30, 2020, we had cash, cash equivalents and investments totaling approximately $100.5 million, and $20.0 million of current borrowing capacity was available under our credit facility. We believe that our cash, cash equivalents and investments on hand, including the $91.6 million of net proceeds generated from our recent public offering described below, and the amount currently available to us under our credit facility will be sufficient to fund our operations for at least the next twelve months.
Paycheck Protection Program Loan
In April 2020, due to the economic uncertainty resulting from the impact of the COVID-19 pandemic on our operations and to support our ongoing operations and retain all employees, we applied for a loan under the PPP of the CARES Act. We received a loan in the original principal amount of $7.2 million. We subsequently repaid $1.0 million of the loan. Under the terms of the PPP, subject to specified limitations, the loan may be forgiven if the proceeds are used in accordance with the CARES Act. We intend to apply for forgiveness of the entire loan; however, no assurance is provided that we will obtain forgiveness of the loan in whole or in part. Any unforgiven portion of the loan is payable over two years at an interest rate of 1%, with a deferral of payments for the first six months.

Credit Facility
We have a $30.0 million credit facility with Wells Fargo Bank, National Association which matures in July 2021, subject to a one-time, one-year extension at our election. In addition, at any time through July 27, 2021, we may increase the borrowing limit by up to an additional $10.0 million, subject to us having sufficient amounts of eligible accounts receivable and inventory and to customary conditions precedent, including obtaining the commitment of lenders to provide such additional amount. At June 30, 2020, we had no outstanding borrowings under the credit facility. The borrowing capacity under the credit facility is determined monthly and is based on the amount of our eligible accounts receivable and inventory balances and qualified cash (as defined in the credit facility). Depending on the extent to which our eligible accounts receivable and inventory balances increase, our borrowing capacity could increase by as much as an additional $6.5 million from the $20.0 million available as of June 30, 2020 before we are required to maintain the minimum fixed charge coverage ratio discussed below. The credit facility contains various customary affirmative and negative covenants, including prohibiting us from incurring indebtedness without the lender’s consent. In April 2020, we received the lender’s consent to obtain the PPP loan. Under the terms of the credit facility, if our Total Liquidity (as defined in the credit facility) is less than $5.0 million, we are required to maintain a minimum fixed charge coverage ratio of 1.10 to 1.00 for the applicable measurement period. Our Total Liquidity was $118.0 million at June 30, 2020, and therefore that financial covenant was not applicable at that time.
Business Combinations
In August 2016, we entered into an asset purchase agreement with NLT to acquire certain of the assets of NLT’s medical device business related to the expandable interbody medical devices. We made an up-front cash payment of $1.0 million in connection with the initial closing in September 2016 and issued 350,000 shares of our common stock in January 2017 as contingent closing consideration. As of June 30, 2020, included in contingent consideration liabilities was a $1.9 million liability representing the estimated fair value of future contingent milestone payments related to the achievement of certain commercial milestones, one of which is payable in the third quarter of 2020 and one of which we anticipate will become payable in the third quarter of 2020, and a $0.2 million liability representing the estimated fair value of future contingent royalty payments based on percentages of our future net sales of certain of the products and technology we acquired, which we anticipate will become payable at varying times between 2020 and 2030. The contingent milestone payments, if any, are payable in cash or in shares of our common stock, at our election. In July 2020, we elected to pay $1.0 million of our milestone payments in shares of our common stock. The contingent royalty payments are payable in cash.
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
Cash and Cash Equivalents
We had cash and cash equivalents totaling approximately $75.3 million and $20.2 million at June 30, 2020 and December 31, 2019, respectively.

Cash Flows

	Six Months Ended June 30,		2020 vs. 2019
	2020	2019	% Change
	(In thousands)
Net cash used in operating activities	$(11,949)	$(11,763)	2%
Net cash (used in) provided by investing activities	(30,320)	10,100	(400)%
Net cash provided by (used in) financing activities	97,471	(1,074)	NM
Effect of exchange rate changes on cash and cash equivalents	(55)	(33)	67%
Net change in cash and cash equivalents	$55,147	$(2,770)	NM
_______
NM: not meaningful
Net Cash Flows Used in Operating Activities
Net cash used in operating activities for the six months ended June 30, 2020 increased by $0.2 million compared to the same period in 2019. The increase was due to a $6.0 million higher net loss adjusted for non-cash items of $10.8 million for the six months ended June 30, 2020, compared to $4.8 million for the six months ended June 30, 2019. This was offset by a $5.8 million lower change in working capital with a $1.2 million increase in working capital for the six months ended June 30, 2020 compared to a $7.0 million increase in working capital for the six months ended June 30, 2019. The lower working capital change was mostly related to a decrease in accounts receivable due to lower year-over-year sales.
Net Cash Flows (Used in) Provided by Investing Activities
Net cash used in investing activities was $30.3 million for the six months ended June 30, 2020 compared to net cash provided by investing activities of $10.1 million for the same period in 2019. The change was primarily due to $25.0 million in purchases of our investments in U.S. Treasury Bills during the six months ended June 30, 2020 compared to $15.0 million in maturities of short-term investments for the same period in 2019.
Net Cash Flows Provided by (Used in) Financing Activities
Net cash provided by financing activities was $97.5 million for the six months ended June 30, 2020. It was comprised primarily of $91.6 million proceeds from issuance of common stock, net of offering costs, $6.2 million of net proceeds from the PPP loan, $0.7 million of proceeds from the issuance of common stock under our ESPP, and $0.9 million of proceeds from the exercise of stock options, offset by $1.9 million of cash for tax payments we made on our employees' behalf for shares we withheld from such employees on the vesting of restricted stock awards to cover statutory tax withholding requirements. Net cash used in financing activities was $1.1 million for the six months ended June 30, 2019. It was comprised primarily of $1.9 million of cash for tax payments we made on our employees' behalf for shares we withheld from such employees on the vesting of restricted stock awards to cover statutory tax withholding requirements, partially offset by $0.7 million of proceeds from the issuance of common stock under our ESPP and by $0.2 million of proceeds from the exercise of stock options.
Off-Balance Sheet Arrangements
There were no off-balance sheet arrangements as of June 30, 2020 that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our business.
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
Our PPP loan may not be forgiven and may subject us to challenges and investigations regarding qualification for the loan.
In April 2020, due to the economic uncertainty resulting from the impact of the COVID-19 pandemic on our operations and to support our ongoing operations and retain all employees, we applied for, and received, a loan under the PPP of the CARES Act administered by the U.S. Small Business Administration (SBA). The original principal amount of the loan was $7.2 million; we subsequently repaid $1.0 million. Under the terms of the PPP, subject to specified limitations, the loan may be forgiven if the proceeds are used in accordance with the CARES Act, including for qualifying expenses, which include payroll costs, rent, and utility costs, over the allowable measurement period following receipt of the loan proceeds.
The PPP loan application required us to certify that the current economic uncertainty made the loan request necessary to support our ongoing operations. We made this certification in good faith after carefully considering the facts and circumstances, and although we believe we satisfied all eligibility criteria for the PPP loan and our receipt of the PPP loan is consistent with the objectives of the PPP, the certification described above does not contain objective criteria and is subject to interpretation. Further, following the date we applied for the PPP Loan, the SBA issued updated guidance regarding the PPP, including regarding required borrower certifications and requirements for loan forgiveness. The SBA stated that it is unlikely that a public company with substantial market value and access to capital markets will be able to make the required certification in good faith, and that all PPP loans in excess of $2 million will be subject to review by the SBA for compliance with program requirements. The lack of clarity regarding loan eligibility under the PPP resulted in significant media coverage and controversy regarding public companies applying for and receiving PPP loans. We intend to apply for forgiveness of the entire loan, and in connection therewith we expect to be required to make certain certifications that will be subject to audit and review by governmental entities and could subject us to significant penalties and liabilities if found to be inaccurate. No assurance is provided that we will obtain forgiveness of the loan in whole or in part. Any unforgiven portion of the loan is payable over two years at an interest rate of 1%, with a deferral of payments for the first six months. In addition, if despite our good faith belief that we satisfied all eligibility requirements for the PPP loan, we are found to have been ineligible to receive it or in violation of any of the laws or regulations that apply to us in connection with the PPP loan, including the False Claims Act, we may be subject to penalties, including significant civil, criminal and administrative penalties, and could have to repay the PPP loan upon demand. If we are audited or reviewed by the U.S. Department of the Treasury or the SBA, such audit or review could result in the diversion of management's time and attention, generate negative publicity and cause us to incur legal and reputational costs. In addition, our receipt of the PPP loan may result in adverse publicity and damage to our reputation. Any of these events could harm our business, results of operations and financial condition.
Our business, financial condition and results of operations will continue to be materially and adversely impacted in the near-term, and could be materially and adversely impacted beyond 2020, by the COVID-19 pandemic.
The COVID-19 pandemic materially and adversely impacted our business and we expect the impact to continue through at least the duration of the pandemic as regions respond to local conditions. To date, the impacts include: the deferral of procedures using our products; disruptions or restrictions on the ability of many of our employees and of third parties on which we rely to work effectively, including because of stay-at-home orders and similar government actions; and temporary closures of our facilities and of the facilities of our customers and suppliers. As jurisdictions throughout the world continue to deal with and respond to the pandemic, the degree of the foregoing impacts may increase in scope or magnitude or we may experience additional material adverse impacts in one or more regions. Any other outbreaks of contagious diseases or other adverse public health developments in countries where we operate or where our customers or suppliers are located could also have a material and adverse effect on our business, financial condition and results of operations.

Because of the COVID-19 pandemic, surgeons and their patients were required, and in certain regions continue to be required, or are choosing, to defer procedures in which our products otherwise could be used, and many facilities that specialize in the procedures in which our products otherwise could be used temporarily closed or continue to be temporarily closed or operating at reduced hours. In addition, even after the pandemic subsides and/or governmental orders no longer prohibit or recommend against performing such procedures, patients may continue to defer such procedures out of concern of being exposed to coronavirus or for other reasons. Further, facilities at which our products typically are used may not reopen or, even if they reopen, patients may elect to have procedures performed at facilities that are, or are perceived to be, lower-risk, such as ambulatory surgery centers, and our products may not be approved at such facilities, and we may be unable to have our products approved for use at such facilities on a timely basis, or at all. The effect of the pandemic on the broader economy could also negatively affect demand for procedures using our products, both in the near- and long-term.
Workforce limitations and travel restrictions resulting from government actions taken to contain the spread of COVID-19 has and will continue to adversely affect almost every aspect of our business. If a significant percentage of our workforce, or of the workforce of third parties on which we rely, cannot work, including because of illness or travel or government restrictions, our operations may be negatively affected. Because of government restrictions and social distancing guidelines in many countries around the world, there is an increased reliance on working from home for our workforce and on the workforce of third parties on which we rely. For example, most of our independent sales agents currently are working largely using virtual and online engagement tools and tactics, which may be less effective than our ordinary, in-person sales and marketing programs. In addition, we reduced access to our hands-on cadaveric training facility in Carlsbad, California, which, in turn, adversely impacted our ability to educate and train surgeons and sales agents on the proper use of our products (which may make surgeons and sales agents less comfortable using, and therefore less likely to use, our products), and which we expect will also limit our ability to develop, and therefore launch, the products we believe will drive our future revenue growth on the timelines we anticipated previously, or at all. The change in the manner in which our workforce is functioning could also delay the launch of products we planned to launch in 2020 and beyond. It may also cause us not to timely submit required filings, including with the U.S. Securities and Exchange Commission, U.S. Food and Drug Administration (FDA), or other regulatory bodies, both in the U.S. and outside the U.S., any of which by itself may have a negative effect on our business, such as by making us ineligible to conduct an offering under a Form S-3 registration statement, which generally takes less time and is less expensive than other means, such as conducting an offering under a Form S-1 registration statement. In addition, changes impacting workforce function at the FDA and other regulatory bodies, as well as changes impacting workforce function at the facilities at which we seek to have new products approved for use, could adversely impact the timing of when our new products are cleared for marketing and approved for use, either of which could adversely impact the timing of our ability to sell these new products and could have a material and adverse effect on our revenue growth.
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
Further, the global capital markets experienced, and we expect will continue to experience, disruption and volatility due to the COVID-19 pandemic, adversely impacting access to capital not only for us, but also for our customers and suppliers who need access to capital. Their inability to access capital in a timely manner, or at all, could adversely impact demand for our products and/or adversely impact our ability to manufacture and/or supply our products, any of which could have a material and adverse effect on our business. See “Our future capital needs are uncertain and we may need to raise additional funds in the future, and such funds may not be available on acceptable terms or at all,” “The market price of our common stock has been and likely will continue to be volatile,” and “Your percentage of ownership in us may be diluted and issuances of substantial amounts of our common stock, or the perception that such issuances may occur, could cause the market price of our common stock to decline significantly, even if our business is performing well” in the 10-K Risk Factors.
The full extent to which the COVID-19 pandemic will, directly or indirectly, impact our business, results of operations and financial condition, including our sales, expenses, supply chain integrity, manufacturing capability, research and development activities, and employee-related compensation, is currently highly uncertain and cannot be predicted with reasonable accuracy at this time and will depend on future developments that are also highly uncertain and cannot be predicted with reasonable accuracy at this time, including, without limitation: (a) new information that may emerge concerning COVID-19, its contagiousness and/or virulence; (b) resurgences in COVID-19 transmission and infection following the easing or lifting of “stay-at-home” or other restrictions or following resumption of surgical procedures, whether as a result thereof, as a result of reinfection, as a result of a delay in the emergence of symptoms following infection (or reinfection) by COVID-19, or as a result of its ability to lay dormant following infection (or reinfection), and the adverse impact the foregoing may have on our business and financial condition, including because of the adverse impact on patients’ willingness to undergo procedures in which our products could be used; (c) actions required or recommended to contain or treat COVID-19, in light of any or all of the foregoing or other as-yet unanticipated developments, whether related to COVID-19 directly or indirectly; and (d) the direct and indirect economic impact, both domestically and abroad, of COVID-19 as a result of any or all of the foregoing, including actions taken by local, state, national and international governmental agencies, whether such impact affects customers, suppliers, or markets generally.
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

(2)
our ability to (a) effectively demonstrate to neurosurgeon and orthopedic spine surgeons the merits of our products compared to those of our competitors and (b) successfully educate and train surgeons and their staff on the proper use of our products in light of the reduced access to our hands-on cadaveric training facility in Carlsbad, California or if we are required to or elect to temporarily close it, which is the primary manner in which we offer such education and training (see “To be commercially successful, we must effectively demonstrate to neurosurgeon and orthopedic spine surgeons the merits of our products compared to those of our competitors” and “We must successfully educate and train surgeons and their staff on the proper use of our products,” in the 10-K Risk Factors);

(3)
our ability to develop and launch new products in a timely and consistent manner in light of (a) the reduced access to our hands-on cadaveric training facility in Carlsbad, California or if we are required to or elect to temporarily close it, which will limit our ability to develop and launch the products we believe will drive our future revenue growth on the timelines we anticipated previously, or at all, (b) the change in the manner in which our workforce is functioning and (c) the changes impacting workforce function at the FDA and other regulatory bodies, as well as changes impacting workforce function at the facilities at which we seek to have new products approved for use (see “We may not develop new products in a timely and consistent manner, and failure to do so may adversely affect the attractiveness of our overall product portfolio to our surgeon customers and negatively impact our sales and market share” in the 10-K Risk Factors);

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

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs

April 1 - April 30	625	$7.54	—	—
May 1 - May 31	1,711	$10.29	—	—
June 1 - June 30	1,874	$11.16	—	—

(1)	These shares were surrendered to the Company to satisfy tax withholdings obligations in connection with the vesting of restricted stock awards.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
On August 3, 2020, the Company's board of directors adopted the SeaSpine Holdings Corporation 2020 Employment Inducement Incentive Award Plan (the 2020 Inducement Plan). The terms of the 2020 Inducement Plan are substantially similar to the terms of the Company’s 2015 Incentive Award Plan, as amended and restated to date, with three principal exceptions: (1) incentive stock options may not be granted under the 2020 Inducement Plan; (2) there are no annual limits on awards that may be issued to an individual under the 2020 Inducement Plan; and (3) awards granted under the 2020 Inducement Plan are not required to be subject to any minimum vesting period. The 2020 Inducement Plan was adopted by the Company's board of directors without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules.
The Company's board of directors has initially reserved 2,000,000 shares of the Company’s common stock for issuance pursuant to awards granted under the 2020 Inducement Plan. In accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules, awards under the 2020 Inducement Plan may only be made to an employee who has not previously been an employee or member of the Company's board of directors or of any board of directors of any parent or subsidiary of the Company, or following a bona fide period of non-employment by the Company or a parent or subsidiary, if he or she is granted such award in connection with his or her commencement of employment with the Company or a subsidiary and such grant is an inducement material to his or her entering into employment with the Company or such subsidiary.
A complete copy of the 2020 Inducement Plan and the forms of award agreements to be used thereunder, a copy of which are each filed as Exhibits 10.5, 10.6, 10.7 and 10.8 hereto, are incorporated herein by reference. The above summary of the 2020 Inducement Plan does not purport to be complete and is qualified in its entirety by reference to such exhibits.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1*	Consent Under and First Amendment to Amended and Restated Credit Agreement

10.2 (1	Letter agreement dated April 23, 2020 with Keith C. Valentine

10.3 (1)	Form of letter agreement dated April 23, 2020 with members of the senior leadership team of SeaSpine Holdings Corporation other than Keith C. Valentine

10.4 (2)	Amendment to the SeaSpine Holdings Corporation Amended and Restated 2015 Incentive Award Plan (effective June 3, 2020)

10.5*	SeaSpine Holdings Corporation 2020 Employment Inducement Incentive Award Plan

10.6*	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the SeaSpine Holdings Corporation 2020 Employment Inducement Incentive Award Plan

10.7*	Form of Stock Option Grant Notice and Stock Option Agreement under the SeaSpine Holdings Corporation 2020 Employment Inducement Incentive Award Plan (for Senior Leadership Team Members)

10.8*	Form of Stock Option Grant Notice and Stock Option Agreement under the SeaSpine Holdings Corporation 2020 Employment Inducement Incentive Award Plan (for Non-Senior Leadership Team Members)

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*†	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*†	Inline XBRL Taxonomy Extension Schema Document

101.CAL*†	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*†	Inline XBRL Definition Linkbase Document

101.LAB*†	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*†	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within Exhibit 101.INS Inline XBRL document)

*	Filed herewith

**
These certifications are being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation by reference language in such filing.

(1)	Incorporated by reference from the registrant's current report on Form 8-K filed on April 24, 2020.
(2)	Incorporated by reference from Appendix A to the registrant's Definitive Proxy Statement filed with the Securities and Exchange Commission on April 20, 2020.
† The financial information of SeaSpine Holdings Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 filed on August 4, 2020 formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Loss, (iii) the Condensed Consolidated Balance Sheets, (iv) Parenthetical Data to the Condensed Consolidated Balance Sheets, (v) the Condensed Consolidated Statements of Cash Flows, (vi) the Condensed Consolidated Statements of Equity, and (vii) Notes to Unaudited Condensed Consolidated Financial Statements, is furnished electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEASPINE HOLDINGS CORPORATION

Date:	August 4, 2020	/s/ Keith C. Valentine
Keith C. Valentine
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 4, 2020	/s/ John J. Bostjancic
John J. Bostjancic
Chief Financial Officer
(Principal Financial Officer)