Form 10-Q
period 2020-09-30
SeaSpine Holdings Corp
filed 2020-11-09
CIK 1637761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of November 4, 2020 was 27,633,147.

SEASPINE HOLDINGS CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SEASPINE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Total revenue, net	$43,209	$39,888	$107,909	$115,344
Cost of goods sold	14,074	14,407	39,545	42,303
Gross profit	29,135	25,481	68,364	73,041
Operating expenses:
Selling and marketing	22,163	21,682	59,652	60,552
General and administrative	8,908	8,452	26,307	24,498
Research and development	3,917	3,896	11,786	10,995
Intangible amortization	793	792	2,377	2,377
Impairment of intangible assets	—	—	1,325	4,993
Total operating expenses	35,781	34,822	101,447	103,415
Operating loss	(6,646)	(9,341)	(33,083)	(30,374)
Other income (expense), net	136	(97)	377	(49)
Loss before income taxes	(6,510)	(9,438)	(32,706)	(30,423)
Provision for income taxes	64	225	132	265
Net loss	$(6,574)	$(9,663)	$(32,838)	$(30,688)
Net loss per share, basic and diluted	$(0.24)	$(0.51)	$(1.21)	$(1.62)
Weighted average shares used to compute basic and diluted net loss per share	27,536	19,051	27,082	18,947
The accompanying notes are an integral part of these condensed consolidated financial statements.

SEASPINE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(6,574)	$(9,663)	$(32,838)	$(30,688)
Other comprehensive (loss) income
Foreign currency translation adjustments	347	(327)	325	(388)
Unrealized (loss) gain on investments	(70)	(9)	31	5
Comprehensive loss	$(6,297)	$(9,999)	$(32,482)	$(31,071)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SEASPINE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except par value data)

	September 30, 2020	December 31, 2019

ASSETS
Current assets:
Cash and cash equivalents	$78,188	$20,199
Short-term investments	15,043	—
Trade accounts receivable, net of allowances of $371 and $111	23,352	24,902
Inventories, net	51,645	47,155
Prepaid expenses and other current assets	2,152	3,906
Total current assets	170,380	96,162
Property, plant and equipment, net	28,109	25,751
Right of use assets	8,013	—
Intangible assets, net	14,682	19,173
Other assets	558	632
Total assets	$221,742	$141,718
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt	$6,173	$—
Accounts payable, trade	8,092	7,448
Accrued compensation	7,335	7,879
Accrued commissions	7,028	7,843
Contingent consideration liabilities	49	1,864
Short-term lease liability	2,130	—
Other accrued expenses and current liabilities	5,071	5,444
Total current liabilities	35,878	30,478
Long-term lease liability	7,230	—
Other liabilities	96	1,480
Total liabilities	43,204	31,958

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value; 15,000 authorized; no shares issued and outstanding at September 30, 2020 and December 31, 2019	—	—
Common stock, $0.01 par value; 60,000 authorized; 27,621 and 19,124 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	276	191
Additional paid-in capital	385,386	284,211
Accumulated other comprehensive income	1,790	1,434
Accumulated deficit	(208,914)	(176,076)
Total stockholders' equity	178,538	109,760
Total liabilities and stockholders' equity	$221,742	$141,718
The accompanying notes are an integral part of these condensed consolidated financial statements.

SEASPINE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2020	2019
OPERATING ACTIVITIES:
Net loss	$(32,838)	$(30,688)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,929	7,929
Instrument replacement expense	1,555	1,602
Impairment of intangible assets	1,325	4,993
Impairment of spinal instruments	210	30
Provision for excess and obsolete inventories	3,365	2,358
Stock-based compensation	7,934	5,907
Loss/(gain) from change in fair value of contingent consideration liabilities	160	(571)
Other	49	233
Changes in assets and liabilities:
Accounts receivable	1,606	(3,531)
Inventories	(6,436)	(6,413)
Prepaid expenses and other current assets	1,755	(236)
Other non-current assets	(10)	(2)
Accounts payable	140	2,117
Accrued commissions	(825)	1,918
Other accrued expenses and current liabilities	66	(1,013)
Other non-current liabilities	(17)	237
Net cash used in operating activities	(14,032)	(15,130)
INVESTING ACTIVITIES:
Purchases of property and equipment	(9,571)	(10,337)
Additions to technology assets	(850)	—
Purchases of short-term investments	(25,007)	—
Maturities of short-term investments	10,000	25,000
Net cash (used in) provided by investing activities	(25,428)	14,663
FINANCING ACTIVITIES:
Proceeds from Paycheck Protection Program Loan	7,173	—
Repayments of Paycheck Protection Program Loan	(1,000)	—
Proceeds from issuance of common stock- employee stock purchase plan	698	671
Proceeds from exercise of stock options	1,073	230
Proceeds from issuance of common stock, net of offering costs	91,622	—
Repurchases of common stock for income tax withheld upon vesting of restricted stock awards and restricted stock units	(2,069)	(2,070)
Payment of contingent consideration liabilities in connection with acquisition of business	(109)	(98)
Net cash provided by (used in) financing activities	97,388	(1,267)
Effect of exchange rate changes on cash and cash equivalents	61	(185)
Net change in cash and cash equivalents	57,989	(1,919)
Cash and cash equivalents at beginning of period	20,199	24,233
Cash and cash equivalents at end of period	$78,188	$22,314
Supplemental cash flow information:
Interest paid	$126	$115
Income taxes paid	$115	$98
Non-cash investing activities:
Property and equipment in liabilities	$1,187	$1,358
Non-cash financing activities:
Settlement of contingent closing consideration liabilities with stock issuance in connection with acquisition of business	$2,000	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

SEASPINE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands)

	Common Stock		Additional	Accumulated Other		Total
	Number of		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance December 31, 2019	19,124	$191	$284,211	$1,434	$(176,076)	$109,760
Net loss	—	—	—	—	(12,551)	(12,551)
Foreign currency translation adjustment	—	—	—	(164)	—	(164)
Unrealized gain on short-term investments	—	—	—	190	—	190
Restricted stock issued	213	2	—	—	—	2
Issuance of common stock - public offering	7,820	78	91,544	—	—	91,622
Issuance of common stock - exercise of stock options	80	1	901	—	—	902
Repurchases of common stock for income tax withheld upon vesting of restricted stock awards and restricted stock units	—	—	(1,855)	—	—	(1,855)
Stock-based compensation	—	—	1,983	—	—	1,983
Balance March 31, 2020	27,237	272	376,784	1,460	(188,627)	189,889
Net loss	—	—	—	—	(13,713)	(13,713)
Foreign currency translation adjustment	—	—	—	142	—	142
Unrealized loss on short-term investments	—	—	—	(89)	—	(89)
Restricted stock issued	79	1	(1)	—	—	—
Issuance of common stock under employee stock purchase plan	78	1	697	—	—	698
Issuance of common stock- exercise of stock options	5	—	46	—	—	46
Repurchases of common stock for income tax withheld upon vesting of restricted stock awards and restricted stock units	—	—	(43)	—	—	(43)
Stock-based compensation	—	—	2,769	—	—	2,769
Balance June 30, 2020	27,399	274	380,252	1,513	(202,340)	179,699
Net loss	—	—	—	—	(6,574)	(6,574)
Foreign currency translation adjustment	—	—	—	347	—	347
Unrealized loss on short-term investments	—	—	—	(70)	—	(70)
Restricted stock issued	33	—	—	—	—	—
Issuance of common stock- NLT Spine Ltd contingent consideration	176	2	1,998	—	—	2,000
Issuance of common stock- exercise of stock options	13	—	125	—	—	125
Repurchases of common stock for income tax withheld upon vesting of restricted stock awards and restricted stock units	—	—	(171)	—	—	(171)
Stock-based compensation	—	—	3,182	—	—	3,182
Balance September 30, 2020	27,621	276	385,386	1,790	(208,914)	178,538

	Common Stock		Additional	Accumulated Other		Total
	Number of		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance December 31, 2018	18,669	$187	$277,096	$1,602	$(136,800)	$142,085
Net loss	—	—	—	—	(8,989)	(8,989)
Foreign currency translation adjustment	—	—	—	(169)	—	(169)
Unrealized gain on short-term investments	—	—	—	11	—	11
Restricted stock issued	216	2	—	—	—	2
Issuance of common stock- exercise of stock options	11	—	143	—	—	143
Repurchases of common stock for income tax withheld upon vesting of restricted stock awards and restricted stock units	—	—	(1,851)	—	—	(1,851)
Stock-based compensation	—	—	1,947	—	—	1,947
Balance March 31, 2019	18,896	189	277,335	1,444	(145,789)	133,179
Net loss	—	—	—	—	(12,036)	(12,036)
Foreign currency translation adjustment	—	—	—	108	—	108
Unrealized gain on short-term investments	—	—	—	3	—	3
Restricted stock issued	71	1	—	—	—	1
Issuance of common stock under employee stock purchase plan	64	1	670	—	—	671
Issuance of common stock- exercise of stock options	5	—	76	—	—	76
Repurchases of common stock for income tax withheld upon vesting of restricted stock awards and restricted stock units	—	—	(57)	—	—	(57)
Stock-based compensation	—	—	1,970	—	—	1,970
Balance June 30, 2019	19,036	191	279,994	1,555	(157,825)	123,915
Net loss	—	—	—	—	(9,663)	(9,663)
Foreign currency translation adjustment	—	—	—	(327)	—	(327)
Unrealized loss on short-term investments	—	—	—	(9)	—	(9)
Restricted stock issued	23	—	—	—	—	—
Issuance of common stock- exercise of stock options	1	—	10	—	—	10
Repurchases of common stock for income tax withheld upon vesting of restricted stock awards and restricted stock units	—	—	(164)	—	—	(164)
Stock-based compensation	—	—	1,990	—	—	1,990
Balance September 30, 2019	19,060	191	281,830	1,219	(167,488)	115,752
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
The Company’s financial statements are presented on a consolidated basis. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. The unaudited interim condensed consolidated financial statements do not include all information and disclosures required by GAAP for annual audited financial statements and should be read with the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the SEC. In the opinion of management, the unaudited interim condensed consolidated financial statements included in this report have been prepared on the same basis as the Company's audited consolidated financial statements and include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations, cash flows, and statement of equity for periods presented. The results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results expected for the full year. In addition, the full extent to which the COVID-19 pandemic will directly or indirectly impact the Company's business, results of operations and financial condition, including revenues, expenses, manufacturing, research and development costs and employee-related compensation, will depend on future developments that are highly uncertain and cannot be predicted. See Note 2. Summary of Significant Accounting Policies-Use of Estimates, below. The condensed consolidated balance sheet as of December 31, 2019 was derived from the audited consolidated balance sheet for the year ended December 31, 2019. Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.
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
Concentration of Risk
Integra and PcoMed, LLC (PcoMed) entered into a supply agreement in May 2013 (the Supply Agreement), which was subsequently assigned to the Company by Integra in May 2015. For the nine months ending September 30, 2020, the sales of products incorporating the NanoMetalene® technology licensed and supplied to the Company pursuant to the Supply Agreement exceeded 10% of the Company's revenue.

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Pursuant to the Supply Agreement, PcoMed granted the Company a worldwide exclusive license to sell certain of its products treated with certain proprietary PcoMed technology (Treatment) for use in the spinal interbody and intervertebral market (Treated Products). PcoMed serves as the sole supplier of the Treatment. As consideration for the license and the Treatment, the Company paid to PcoMed initial milestone payments prior to the initial sale of any Treated Products and the Company will pay PcoMed a low single digit royalty on the Company’s net sales of all Treated Products. In the event the Company fails to meet any of its payment obligations, the license will, at PcoMed’s option and following a cure period, convert to a non-exclusive license. The Supply Agreement contains customary representations and termination provisions, including for material breach and bankruptcy. Each of the Company and PcoMed retain the rights to their respective intellectual property.
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
The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company's business, results of operations and financial condition, including revenues, expenses, manufacturing, research and development costs and employee-related compensation, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain it or treat COVID-19, as well as the economic impact on local, regional, national and international customers and markets. The Company has made estimates of the impact of the pandemic within its financial statements and there may be changes to those estimates in future periods. Actual results may differ from these estimates.
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
In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU or Update) No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires credit losses on most financial assets measured at amortized cost, including trade receivables, and certain other instruments to be measured using an expected credit loss model, referred to as the current expected credit loss model. Under this model, entities will estimate credit losses over the entire contractual term of the instrument. The new standard will be effective for the Company beginning January 1, 2023. The FASB subsequently issued other related ASUs that amend ASU No. 2016-13 to provide clarification and additional guidance. The Company is evaluating the impact of this standard on its consolidated financial statements.
In August 2018, the FASB issued Update No. 2018-15, Intangibles-Goodwill and Other-Internal Use Software (Subtopic 350-40). The amendments in this Update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
internal-use software (and hosting arrangements that include an internal-use software license). The new standard will be effective for the Company beginning on January 1, 2021. Early adoption is permitted. The Company is evaluating the impact of this standard on its consolidated financial statements.
In April 2019, the FASB issued Update No. 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. This Update includes several amendments to the FASB Accounting Standards Codification (Codification) intended to clarify, improve, or correct errors therein. Some amendments do not require transition guidance and are effective upon issuance. The amendments requiring transition guidance have the same effective date as Update No. 2016-13 and will be effective for the Company beginning on January 1, 2023. The Company is evaluating the impact of this standard on its consolidated financial statements.
Recently Adopted Accounting Standards
In February 2016, the FASB issued Update No. 2016-02, Leases (Topic 842). The new standard requires lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms of greater than twelve months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. The new standard must be adopted using the modified retrospective approach. In July 2018, the FASB issued Update No. 2018-10, Codification Improvements to Topic 842 (Leases) and Update No. 2018-11, Leases (Topic 842): Targeted Improvements. In March 2019, the FASB issued Update No. 2019-01, Leases (Topic 842): Codification Improvements. In November 2019, the FASB issued Update No. 2019-10, Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, which modifies the effective dates for Topic 842. The amendments in Updates Nos. 2018-10, 2018-11, 2019-01, and 2019-10 provide additional clarification and implementation guidance on certain aspects of Topic 842 and have the same effective date and transition requirements as ASU 2019-10. The Company early adopted the new standard beginning on January 1, 2020. The Company adopted the new standard electing the optional transition method that allows for a cumulative-effect adjustment in the period of adoption and did not restate prior periods. The Company applied the transition package of practical expedients allowed by the standard. As a result of the Company’s adoption of the new standard, the Company recorded right-of-use assets and lease liabilities of $9.1 million and $10.5 million, respectively, for existing operating leases in the consolidated balance sheets at January 1, 2020. Additionally, the Company reversed $1.4 million of deferred rent liabilities previously recorded under the previous accounting guidance. The adoption of this new standard had no material impact on its consolidated results of operations or cash flows.
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

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Net Loss Per Share
Basic and diluted net loss per share was calculated using the weighted-average number of shares of common stock outstanding during the period. The weighted average number of shares used to compute diluted net loss per share excludes any assumed issuance of common stock upon exercise of stock options, any assumed issuance of common stock under restricted stock awards or units, and any assumed issuances under the Company's employee stock purchase plan, because the effect, in each case, would be antidilutive. Common stock equivalents of 4.3 million and 3.6 million shares for the nine months ended September 30, 2020 and 2019, respectively, were excluded from the calculation because of their antidilutive effect.
3. DEBT AND INTEREST
Credit Agreement
In December 2015, the Company entered into a three-year credit facility with Wells Fargo Bank, National Association, which was amended in October 2016, in July 2018, and in July 2020 (as amended, the Credit Facility). The Credit Facility provides an asset-backed revolving line of credit of up to $30.0 million with a maturity date of July 27, 2021, which is subject to a one-time, one-year extension at the Company's election. In addition, under the Credit Facility, at any time through July 27, 2021, the Company may increase the $30.0 million borrowing limit by up to an additional $10.0 million, subject to the Company having sufficient amounts of eligible accounts receivable and inventory and to customary conditions precedent, including obtaining the commitment of lenders to provide such additional amount. In connection with entering into the Credit Facility, the Company was required to become a guarantor and to provide a security interest in substantially all its assets for the benefit of the counterparty.
There were no amounts outstanding under the Credit Facility at September 30, 2020 or December 31, 2019. At September 30, 2020, the Company had $21.2 million of current borrowing capacity under the Credit Facility before the requirement to maintain the minimum fixed charge coverage ratio as discussed below. Debt issuance costs and legal fees related to the Credit Facility totaling $0.6 million were recorded as a deferred asset and are being amortized ratably over the term of the arrangement.
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
The Credit Facility contains various customary affirmative and negative covenants, including prohibiting the Company from incurring indebtedness without the lender’s consent. The Credit Facility also includes a financial covenant that requires the Company to maintain a minimum fixed charge coverage ratio of 1.10 to 1.00 for the applicable measurement period, if the Company's Total Liquidity (as defined in the Credit Facility) is less than $5.0 million. The Company was in compliance with all applicable covenants at September 30, 2020.
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

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Paycheck Protection Program
In April 2020, due to the economic uncertainty resulting from the impact of the COVID-19 pandemic on the Company's operations and to support its ongoing operations and retain all employees, the Company applied for a loan under the Paycheck Protection Program (PPP) of the Coronavirus Aid, Relief, and Economic Security Act (CARES Act). The Company received a loan in the original principal amount of $7.2 million. The Company subsequently repaid $1.0 million of the loan. Under the terms of the PPP, subject to specified limitations, the loan may be forgiven if the proceeds are used in accordance with the CARES Act. The Company used the loan proceeds for purposes consistent with the terms of the PPP and has applied for forgiveness of the entire loan; however, no assurance is provided that the Company will obtain forgiveness of the loan in whole or in part. Any unforgiven portion of the loan is payable over two years at an interest rate of 1%, with a deferral of payments for the first six months from the date of the loan.
4. INVESTMENTS
The amortized cost, estimated fair value and gross unrealized gains and losses on investments are shown in the table below:

	September 30, 2020
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	(Losses)
	(In thousands)
U.S. Treasury Bills	$15,012	$31	$—	$15,043
There were no realized gains or losses during the three and nine months ended September 30, 2020. As of December 31, 2019, there were no short-term investments.
5. INVENTORIES
Inventories consisted of:

	September 30, 2020	December 31, 2019
	(In thousands)
Finished goods	$36,767	$30,042
Work in process	8,525	10,847
Raw materials	6,353	6,266
	$51,645	$47,155
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

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Property, plant and equipment balances and corresponding useful lives were as follows:

	September 30, 2020	December 31, 2019	Useful Lives
	(In thousands)
Leasehold improvements	$5,976	$5,878	Shorter of lease term or useful life
Machinery and production equipment	9,295	8,562	3	-	10	years
Spinal instruments and sets	31,636	25,511	4	-	5	years
Information systems and hardware	7,784	7,442	3	-	7	years
Furniture and fixtures	1,456	1,412	3	-	5	years
Construction in progress	9,517	9,716
Total	65,664	58,521
Less accumulated depreciation and amortization	(37,555)	(32,770)
Property, plant and equipment, net	$28,109	$25,751
Depreciation and amortization expenses totaled $1.7 million and $1.3 million for the three months ended September 30, 2020 and 2019, respectively, and $4.8 million and $3.6 million for the nine months ended September 30, 2020 and 2019, respectively. The cost of purchased instruments used to replace damaged instruments in existing sets and recorded directly to instrument replacement expense totaled $0.6 million for each of the three months ended September 30, 2020 and 2019, and $1.6 million for each of the nine months ended September 30, 2020 and 2019.
For the nine months ended September 30, 2020, the Company recorded impairment charges to selling and marketing expense totaling $0.2 million against spinal instruments that are no longer expected to be placed into service. Impairment charges against spinal instruments recorded for the nine months ended September 30, 2019 were immaterial.

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
Primarily as a result of an expected shift in future product revenue mix more toward a parallel expanding interbody device designed based on the Company’s internally developed technology and, in turn, lower future revenue anticipated for the lordotic expanding implant based on technology the Company acquired from N.L.T. Spine Ltd. (NLT) and NLT Spine, Inc., a wholly owned subsidiary of NLT, the Company's estimated future net sales associated with those NLT product technologies decreased. Accordingly, the Company evaluated the ongoing value of the product technology intangible assets associated with the acquisition of these assets. Based on this evaluation, the Company determined that intangible assets with a carrying amount of $1.6 million were no longer recoverable and were impaired, and the Company wrote those intangible assets down to their estimated fair value of $0.3 million at March 31, 2020. Significant estimates used in determining the estimated fair value include measurements estimating cash flows and determining the appropriate discount rate, which are considered Level 3 inputs under Codification 820.
The components of the Company’s identifiable intangible assets were:

	September 30, 2020
	Weighted Average Life	Cost	Accumulated Amortization	Net
	(Dollars in thousands)
Product technology	12 years	32,641	$(29,509)	$3,132
Customer relationships	12 years	56,830	(45,280)	11,550
Trademarks/brand names	—	300	(300)	—
		$89,771	$(75,089)	$14,682

	December 31, 2019
	Weighted Average Life	Cost	Accumulated Amortization	Net
	(Dollars in thousands)
Product technology	12 years	$34,158	$(28,912)	$5,246
Customer relationships	12 years	56,830	(42,903)	13,927
Trademarks/brand names	—	300	(300)	—
		$91,288	$(72,115)	$19,173
Annual amortization expense (including amounts reported in cost of goods sold) is expected to be approximately $4.2 million in 2020, $4.2 million in 2021, $4.1 million in 2022, $3.4 million in 2023, and $1.5 million in 2024. For the three months ended September 30, 2020 and 2019, amortization expense totaled $1.0 million and $1.2 million, respectively, and included $0.3 million and $0.4 million, respectively, of amortization of product technology intangible assets that is presented within cost of goods sold. Amortization expense totaled $3.2 million and $4.3 million for the nine months ended September 30, 2020 and 2019, respectively, and included $0.8 million and $1.9 million, respectively, of amortization of product technology intangible assets that is presented within cost of goods sold.

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
8. FAIR VALUE MEASUREMENTS
The fair values of the Company’s assets and liabilities, including contingent consideration liabilities, are measured at fair value on a recurring basis, and are determined under the fair value categories as follows (in thousands):

	Total	Quoted Price in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2020:
Short-term investments	$15,043	$15,043	$—	$—

Contingent consideration liabilities- current	$49	$—	$—	$49
Contingent consideration liabilities- non-current	96	—	—	96
Total contingent consideration	$145	$—	$—	$145

	Total	Quoted Price in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2019:
Short-term investments	$—	$—	$—	$—

Contingent consideration liabilities- current	$1,864	$—	$—	$1,864
Contingent consideration liabilities- non-current	230	—	—	230
Total contingent consideration	$2,094	$—	$—	$2,094
Short-term investments are classified with Level 1 of the fair value hierarchy because they use quoted market prices in active markets for identical assets.
Under the terms of the 2016 asset purchase agreement between the Company and NLT, the Company is obligated to pay up to a maximum $5.0 million in milestone payments to NLT, payable at the Company's election in cash or in shares of its common stock. Such milestone payments are contingent on the Company's achievement of four independent events related to the commercialization of the product technologies the Company acquired in the transaction. To date, the Company achieved two of the milestones, one each during the three months ended June 30, 2020 and September 30, 2020, and paid the $2.0 million of milestone payments in shares of its common stock in July 2020 and August 2020, respectively. Additionally, the Company must pay royalty payments, in cash, to NLT equal to declining (over time) percentages of the Company’s future net sales of certain of the acquired product technologies not to exceed $43.0 million in the aggregate. The Company has the option to terminate any future obligation to make royalty payments by making a one-time cash payment to NLT of $18.0 million.
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
The following table sets forth the changes in the estimated fair value of the Company’s liabilities measured on a recurring basis using significant unobservable inputs (Level 3). The loss from change in fair value of contingent milestone and royalty payments resulted from the timing of payments, success rates, the passage of time, updated discount rates matched to the estimated timing of payments, actual net sales of certain products for the three and nine months ended September 30, 2020, and estimated net sales for future royalty payment periods.
A change in estimated timing of payments, probability of success rates, or estimated net sales for future royalty payment periods would be expected to have a material impact on the fair value of contingent milestone and royalty payments.

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Three Months Ended September 30, 2020:	(in thousands)
Balance as of June 30, 2020	$2,106
Contingent consideration liabilities settled	(2,037)
Loss from change in fair value of contingent consideration recorded in general and administrative expenses	76
Fair value at September 30, 2020	$145

Nine Months Ended September 30, 2020:	(in thousands)
Balance as of January 1, 2020	$2,094
Contingent consideration liabilities settled	(2,109)
Loss from change in fair value of contingent consideration recorded in general and administrative expenses	160
Fair value at September 30, 2020	$145

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
9. EQUITY AND STOCK-BASED COMPENSATION
Common Stock
On July 28, 2020 and August 17, 2020, the Company issued 100,100 shares and 75,585 shares of its common stock to NLT, respectively, as settlement of contingent milestone payments pursuant to the terms of the asset purchase agreement entered into with NLT in August 2016. See Note 8, "Fair Value Measurements" above.
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
In May 2015, the Company adopted the 2015 Incentive Award Plan, which was subsequently amended and restated with approval of the Company's stockholders. In February and March 2018, the Company's board of directors approved amendments to the plan that increased the share reserve by an aggregate of 2,726,000 shares over the then-existing share reserve thereunder, subject to stockholder approval. The Company's stockholders approved both amendments in May 2018. On April 13, 2020, the Company's board of directors approved an amendment to the plan that, among other things, increased the share reserve by an aggregate of 3,500,000 shares over the then-existing share reserve thereunder, subject to stockholder approval. The Company's stockholders approved the amendment on June 3, 2020 (the 2015 Incentive Award Plan, as amended and restated to date, the Restated Plan). Under the Restated Plan, the Company can grant its employees, non-employee directors and consultants incentive stock options and non-qualified stock options, restricted stock, performance stock, dividend equivalent rights, stock appreciation rights, stock payment awards and other incentive awards. The aggregate number of shares that may be issued or transferred pursuant to awards under the Restated Plan is the sum of (1) the number of shares issuable upon exercise or vesting of the number of Integra equity awards converted to the Company's equity awards under the Restated Plan as of the date of the spin-off and (2) 9,735,500 shares of its common stock in respect of awards granted under the Restated Plan. As of September 30, 2020, 3,955,478 shares were available for issuance under the Restated Plan.
In June 2018, the Company established the 2018 Employment Inducement Incentive Award Plan (the 2018 Inducement Plan). The terms of the 2018 Inducement Plan are substantially similar to the terms of the Restated Plan with these principal exceptions: (1) incentive stock options may not be granted under the 2018 Inducement Plan; (2) there are no annual limits on awards that may be issued to an individual under the 2018 Inducement Plan; (3) awards granted under the 2018 Inducement Plan are not required to be subject to any minimum vesting period; and (4) awards may be granted under the 2018 Inducement Plan only to those individuals and in those circumstances described below. An aggregate of 2,000,000 shares are reserved under the 2018 Inducement Plan. As of September 30, 2020, 1,914,793 shares were available for issuance under the 2018 Inducement Plan. As a result of the approval of the amendment to the Restated Plan by the Company's stockholders in June 2020, no awards will be granted under the 2018 Inducement Plan in the future.
In August 2020, the Company adopted the 2020 Employment Inducement Incentive Award Plan (the 2020 Inducement Plan). The terms of the 2020 Inducement Plan are substantially similar to the terms of the 2015 Incentive Award Plan with four principal exceptions: (1) incentive stock options may not be granted under the 2020 Inducement Plan; (2) there are no annual limits on awards that may be issued to an individual under the 2020 Inducement Plan; (3) awards granted under the 2020 Inducement Plan are not required to be subject to any minimum vesting period; and (4) awards may be granted under the 2020 Inducement Plan only to those individuals and in those circumstances described below. An aggregate of 2,000,000 shares are reserved under the 2020 Inducement Plan. As of September 30, 2020, 1,959,415 share were available for issuance under the 2020 Inducement Plan.

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Both the 2018 Inducement Plan and the 2020 Inducement Plan were adopted by the Company’s board of directors without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. In accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules, awards under those plans may only be made to an employee who has not previously been an employee or member of the Company's board of directors or of any board of directors of any parent or subsidiary of the Company, or following a bona fide period of non-employment by the Company or a parent or subsidiary, if he or she is granted such award in connection with his or her commencement of employment with the Company or a subsidiary and such grant is an inducement material to his or her entering into employment with the Company or such subsidiary.
Forfeiture Rate Assumptions
Stock-based compensation expense related to all equity awards includes an estimate for forfeitures. The expected forfeiture rate of all equity-based compensation is based on historical experience of pre-vesting forfeitures on awards and options by each homogeneous group of shareowners. For awards and options granted to non-executive employees, the forfeiture rate is estimated to be 13% annually for the nine months ended September 30, 2020 and 14% annually for the nine months ended September 30, 2019. There is no forfeiture rate applied to awards or options granted to non-employee directors or executive employees because their pre-vesting forfeitures are anticipated to be highly unlikely. As individual awards and options become fully vested, stock-based compensation expense is adjusted to recognize actual forfeitures.
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
During the three and nine months ended September 30, 2020, there were 4,894 and 77,414 shares of restricted stock awards granted to non-employee directors. During the nine months ended September 30, 2019, there were 76,471 shares of restricted stock awards granted to non-employee directors. No restricted stock awards were granted to non-employee directors during the three months ended September 30, 2019. No restricted stock units were granted to non-employee directors during the three or nine months ended September 30, 2020 or 2019.
During the three and nine months ended September 30, 2020, 22,650 and 399,404 restricted stock units were granted to employees, respectively. During the three and nine months ended September 30, 2019, 34,100 and 252,710 restricted stock units were granted to employees, respectively. No restricted stock awards were granted to employees during the three or nine months ended September 30, 2020 or 2019.
As of September 30, 2020, there was approximately $3.9 million of unrecognized compensation expense related to the unvested portions of restricted stock awards and of restricted stock units. This expense is expected to be recognized over a weighted-average period of approximately 0.9 years.
Stock Options
Stock option grants to employees generally have a requisite service period of four years, and stock option grants to non-employee directors generally have a requisite service period of one year. Both are subject to graded vesting. The Company records stock-based compensation expense associated with stock options on an accelerated basis over the applicable vesting period within each grant and based on their fair value at the date of grant using the Black-Scholes-Merton option pricing model. There were 22,753 stock options granted during the three months ended September 30, 2020, and 943,003 and 434,708 stock options granted during the nine months ended September 30, 2020 and 2019, respectively. There were no stock options granted during the three months ended September 30, 2019. The following weighted-average assumptions were used in the calculation of fair value for options granted during the period indicated.

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Three Months Ended September 30,	Nine Months Ended September 30,
	2020	2020	2019
Expected dividend yield	—%	—%	—%
Risk-free interest rate	0.2%	1.3%	2.5%
Expected volatility	52.6%	46.4%	30.2%
Expected term (in years)	3.8	4.9	5.0
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
As of September 30, 2020, there was approximately $2.4 million of unrecognized compensation expense related to unvested stock options. This expense is expected to be recognized over a weighted-average period of approximately 1.4 years.
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
Subject to stockholder approval, on and effective as of November 2, 2018, the Company's board of directors approved an amendment to the ESPP pursuant to which the share reserve under the ESPP would increase from 400,000 shares to 800,000 shares. The Company's stockholders approved that amendment in May 2019. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended (the IRC). The ESPP contains a restart feature, such that if the market price of the stock at the end of any six-month purchase period is lower than the market price at the original grant date of an offering period, that offering period will terminate after that purchase date, and a new two-year offering period will commence on the January 1 or July 1 immediately following the date the original offering period terminated. This restart feature was triggered on the purchase date that occurred on June 30, 2019, such that the offering period that commenced on January 1, 2019 was terminated, and a new two-year offering period commenced on July 1, 2019 and would end on June 30, 2021. This restart feature was triggered again on the purchase date that occurred on December 31, 2019, such that the offering periods that commenced on each of July 1, 2018 and July 1, 2019 were terminated, and a new two-year offering period commenced on January 1, 2020 and would end on December 31, 2021. This restart feature was triggered again on the purchase date that occurred on June 30, 2020, such that the offering period that commenced on January 1, 2020 was terminated, and a new two-year offering period commenced on July 1, 2020 and will end on June 30, 2022. The Company applied share-based payment modification accounting to the awards that were initially valued at the grant date to determine the amount of any incremental fair value associated with the modified awards. The impact to stock-based compensation expense for modifications during the nine months ended September 30, 2020 was immaterial.
During the nine months ended September 30, 2020 and 2019, there were 78,360 and 64,008 shares of common stock, respectively, purchased under the ESPP. The Company recognized $0.7 million and $0.6 million in expense related to the ESPP for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, 202,102 shares were available under the ESPP for future issuance.

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The Company estimates the fair value of shares issued to employees under the ESPP using the Black-Scholes-Merton option-pricing model. The following weighted average assumptions were used in the calculation of fair value of shares under the ESPP at the grant date for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Expected dividend yield	—%	—%	—%	—%
Risk-free interest rate	0.2%	1.9%	0.7%	1.4%
Expected volatility	65.2%	36.6%	24.7%	21.9%
Expected term (in years)	1.3	1.3	0.8	0.7
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

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
in which the obligation is incurred. Additionally, lease terms may include options to extend or terminate the lease when it is reasonably certain the Company will exercise the option.
The Company’s lease portfolio only includes operating leases. As of September 30, 2020, the weighted average remaining lease term of these operating leases was 5.5 years and the weighted average discount rate was 6.5%. For the three and nine months ended September 30, 2020, lease expense, which represents expense from operating leases, was $0.5 million and $1.6 million, respectively.
A summary of the Company's remaining lease liabilities at September 30, 2020 are as follows:

Operating Leases
(In thousands)
2020	1,004
2021	2,220
2022	2,241
2023	1,566
2024	1,372
Thereafter	3,275
Total undiscounted value of lease liabilities	$11,678
Less: present value adjustment	(1,887)
Less: short-term leases not capitalized	(431)
Present value of lease liabilities	9,360
Less: current portion of lease liability	(2,130)
Operating lease liability, less current portion	$7,230

11. INCOME TAXES
The following table summarizes the Company’s effective tax rate for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Reported income tax expense rate	(1.0)%	(2.4)%	(0.4)%	(0.9)%
The Company recorded a provision for income tax expense for the three and nine months ended September 30, 2020 primarily related to foreign and state operations.
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
On March 27, 2020, Congress enacted the CARES Act to provide certain relief as a result of the COVID-19 pandemic. The CARES Act, among other things, includes provisions relating to net operating loss carryback periods, alternative minimum tax credit refunds, and modification to the net interest deduction limitations. The CARES Act did not have a material impact on the Company's consolidated financial statements for the three or nine months ended September 30, 2020. The Company continues to monitor any effects on its financial statements that may result from the CARES Act.

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
The following table disaggregates revenue by major sales channel for each of the periods presented (in thousands):

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
	United States	International	Total	United States	International	Total
Orthobiologics	$19,896	$1,711	$21,607	$49,922	$5,161	$55,083
Spinal implants	19,178	2,424	21,602	46,844	5,982	52,826
Total revenue, net	$39,074	$4,135	$43,209	$96,766	$11,143	$107,909

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
	United States	International	Total	United States	International	Total
Orthobiologics	$18,165	$1,908	$20,073	$53,362	$5,821	$59,183
Spinal implants	17,371	2,444	19,815	49,197	6,964	56,161
Total revenue, net	$35,536	$4,352	$39,888	$102,559	$12,785	$115,344

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
These risks and uncertainties arise from (among other factors):
•our expectations and estimates concerning future financial performance, financing plans and the impact of competition;

•our ability to successfully develop new and next-generation products and the costs associated with designing and developing those new and next-generation products, including risks inherent in newly initiated collaborations, such as with restor3d, Inc. and 7D Surgical, or use of nascent manufacturing techniques, such as additive processing/3D printing;

•physicians’ willingness to adopt our recently launched and planned products, customers’ continued willingness to pay for our products and third-party payors’ willingness to provide or continue coverage and appropriate reimbursement for any of our products and our ability to secure regulatory clearance and/or approval for products in development;

•our ability to attract and retain new, high-quality distributors, whether as a result of perceived deficiencies, or gaps, in our existing product portfolio, inability to reach agreement on financial or other contractual terms or otherwise, as well as disruption associated with restrictive covenants to, which distributors may be subject and potential litigation and expense associate therewith;

•the impact that the COVID-19 pandemic may have with respect to deferrals of procedures using our products, disruptions or restrictions on the ability of many of our employees and of third parties on which we rely to work effectively, and temporary closures of our facilities and of the facilities of our customers and suppliers;

•the full extent to which the COVID-19 pandemic will, directly or indirectly, impact our business, results of operations and financial condition, including our sales, expenses, supply chain integrity, manufacturing capability, research and development activities, and employee-related compensation, including as a result of (1) a resurgence in COVID-19 transmission and infection after the loosening of “stay at home” restrictions or resumption of surgical procedures, (2) actions required or recommended to contain or treat COVID-19, in light of any or all of the foregoing or other as-yet unanticipated developments, and (3) the direct and indirect economic impact, both domestically and abroad, of COVID-19 as a result of any or all of the foregoing, including actions taken by local, state, national and international governmental agencies, whether such impact affects customers, suppliers, or markets generally, all of which currently are highly uncertain;

•our ability to continue to invest in medical education and training, product development, and/or sales and commercial marketing initiatives at levels sufficient to drive future revenue growth;

•anticipated trends in our business, including consolidation among hospital systems, healthcare reform in the United States, increased pricing pressure from our competitors or hospitals, exclusion from major healthcare systems, whether as a result of unwillingness to provide required pricing or otherwise, and changes in third-party payment systems;

•the risk of supply shortages, and the associated potentially long-term disruption to product sales, including as a result of our dependence on PcoMed to supply products incorporating NanoMetalene technology and a limited number of third-party suppliers for components and raw materials and certain processing services;

•unexpected expenses and delay and our ability to manage timelines and costs related to manufacturing our products including as a result of litigation or developing and supporting the full commercial launch of new products;

•our ability to obtain additional debt and equity financing to fund capital expenditures and working capital requirements and acquisitions;

•our ability to complete acquisitions, integrate operations post-acquisition and maintain relationships with customers of acquired entities;

•our ability to support the safety and efficacy of our products with long-term clinical data;

•existing and future regulations affecting our business, both in the United States and internationally, and enforcement of those regulations;

•our ability to protect our intellectual property, including unpatented trade secrets, and to operate without infringing or misappropriating the proprietary rights of others;

•general economic and business conditions, in both domestic and international markets; and
•other risk factors described in our other SEC filings, including in the section entitled “Risk Factors” of the 2019 10-K, in Item 8.01 of our Current Report on Form 8-K dated April 6, 2020, and in Part II, Item 1A of our Quarterly Reports on Form 10-Q for quarters ended after December 31, 2019.
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

Our U.S. sales organization consists of regional and territory managers who oversee a broad network of independent orthobiologics and spinal implant sales agents. We pay these sales agents commissions based on the sales of our products. Our international sales organization consists of a sales management team that oversees a network of independent orthobiologics and spinal implant stocking distributors that purchase products directly from us and independently sell them. For each of the three and nine months ended September 30, 2020 and 2019, international sales accounted for approximately 10% of our revenue. Our policy is not to sell our products through or to participate in physician-owned distributorships.
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
Intangible Amortization
Our intangible amortization, including the amounts reported in cost of goods sold, consists of acquisition-related amortization. We expect total annual amortization expense (including amounts reported in cost of goods sold) to be approximately $4.2 million in 2020, $4.2 million in 2021, $4.1 million in 2022, $3.4 million in 2023 and $1.5 million in 2024. See “RESULTS OF OPERATIONS-Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019-Impairment of Intangible Assets,” below.
COVID-19 Pandemic - Impact on our Business
The COVID-19 pandemic has presented a substantial public health and economic challenge around the world and has materially and adversely affected our business. We continue to closely monitor developments related to the pandemic and our decisions will continue to be driven by the health and well-being of our employees, our distributor and surgeon customers, and their patients while maintaining operations to support our customers and their patients in the near-term.
•Surgery Deferrals: From late March 2020 to mid-May 2020, among other impacts on our business related to the pandemic, surgeons and their patients deferred surgical procedures in which our products otherwise could have been used. This decrease in demand for our products recovered to varying degrees in the latter half of May and into the third quarter of 2020, though still below pre-pandemic levels, as local conditions improved in certain geographies that opened after an initial improvement in COVID-19 infection rates, allowing patients to resume receiving their treatments. However, a resurgence of infections has been observed, which may further restrict demand similar to early phases of the pandemic. As a result, we expect to see continued volatility through at least the duration of the pandemic as geographies respond to current local conditions. The duration of further deferrals of surgical procedures, the magnitude of such deferrals, the timing and extent of the economic impact of the pandemic, and the pace at which the economy recovers therefrom, cannot be determined at this time. We continue to work closely with our surgeon customers, distributors and suppliers to navigate through this unforeseen event while maintaining flexible operations and investing for future growth.
•Operations. Our sales, marketing and research and development efforts have continued since the outbreak of the pandemic, but steps we have taken in response to the pandemic have adversely affected our business. To protect the safety, health and well-being of our employees, distributor and surgeon customers, and communities, we implemented preventative measures including travel restrictions, the temporary closures of certain of our facilities, and requiring all office-based employees to work from home, except for those related to manufacturing, distribution and select others, as permitted under governmental orders. Production at our Irvine orthobiologics manufacturing facility was temporarily halted in April and May 2020 and was restarted in June 2020. The change in the manner in which our workforce is functioning could adversely affect sales and may delay the product launches we planned in 2020 and beyond. Due to patients resuming to receive surgical procedures in May and June, we proceeded with certain product launches we deferred during the early phases of the pandemic, however the pandemic could still adversely affect our future revenue growth or such growth may not be consistent with the timelines we anticipated previously.
Our manufacturing, distribution and supply chain has largely been uninterrupted, but could be disrupted as a result of the pandemic, including because of staffing shortages, production slowdowns, stoppages, or disruptions in delivery systems.
•Cost Containment: We continue to carefully manage expenses and cash spend to preserve liquidity and we initiated actions to generate savings in areas such as travel, events, clinical studies, and consulting. We also implemented a temporary freeze on new hires and our senior leadership team voluntarily agreed to a 25% reduction in their base salaries from April 26, 2020 through June 20, 2020.
•Product Development: In the early stages of the pandemic, we reduced and/or delayed spending on several planned product development and launch initiatives. We have since increased our spending on product development activities and capital expenditures and inventory for product launches from the reduced levels during the early stages of the pandemic as our revenue and cash flow and demand for our products improved. We continue to evaluate the timing and scope of planned product development and launch initiatives and capital expenditures and inventory growth investments to support those initiatives. Based on that evaluation, we may delay and/or reduce additional spending associated with these initiatives, which may delay the product launches we planned in 2020 and beyond, and could adversely affect our future revenue growth or such growth may not be consistent with the timelines we anticipated previously.
•Nine Months ended 2020 Results. Due to the impacts from the pandemic, our total revenue, net, gross profit and gross margin for the nine months ended September 30, 2020 were significantly lower compared to the same periods in 2019.
•Outlook. At this time, the full extent of the impact of the pandemic on our business, financial condition and results of operations is uncertain and cannot be predicted with reasonable accuracy and will depend on future developments that are also uncertain and cannot be predicted with reasonable accuracy.
For additional information on the various risks posed by the pandemic on our business, financial condition and results of operations, please see Item 1A. Risk Factors in this report.

RESULTS OF OPERATIONS

	Three Months Ended September 30,		2020 vs. 2019	Nine Months Ended September 30,		2020 vs. 2019
(In thousands, except percentages)	2020	2019	% Change	2020	2019	% Change
Total revenue, net	$43,209	$39,888	8%	$107,909	$115,344	(6)%
Cost of goods sold	14,074	14,407	(2)%	39,545	42,303	(7)%
Gross profit	29,135	25,481	14%	68,364	73,041	(6)%
Gross margin	67.4%	63.9%		63.4%	63.3%
Operating expenses:
Selling and marketing	22,163	21,682	2%	59,652	60,552	(1)%
General and administrative	8,908	8,452	5%	26,307	24,498	7%
Research and development	3,917	3,896	1%	11,786	10,995	7%
Intangible amortization	793	792	—%	2,377	2,377	—%
Impairment of intangible assets	—	—	—%	1,325	4,993	(73)%
Total operating expenses	35,781	34,822	3%	101,447	103,415	(2)%
Operating loss	(6,646)	(9,341)	(29)%	(33,083)	(30,374)	9%
Other income (expense), net	136	(97)	(240)%	377	(49)	NM
Loss before income taxes	(6,510)	(9,438)	(31)%	(32,706)	(30,423)	8%
Provision for income taxes	64	225	(72)%	132	265	(50)%
Net loss	$(6,574)	$(9,663)	(32)%	$(32,838)	$(30,688)	7%
_______
NM: not meaningful

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019
Revenue
Total revenue, net for the three months ended September 30, 2020, was $43.2 million, an increase of 8% compared to the same period in 2019.

	Three Months Ended September 30,		2020 vs. 2019
	2020	2019	% Change
	(In thousands)
Orthobiologics	$21,607	$20,073	8%
United States	19,896	18,165	10%
International	1,711	1,908	(10)%

Spinal Implants	$21,602	$19,815	9%
United States	19,178	17,371	10%
International	2,424	2,444	(1)%

Total revenue, net	$43,209	$39,888	8%

	Three Months Ended September 30,		2020 vs. 2019
	2020	2019	% Change
	(In thousands)
United States	$39,074	$35,536	10%
International	4,135	4,352	(5)%
Total revenue, net	$43,209	$39,888	8%
Revenue from orthobiologics sales totaled $21.6 million for the three months ended September 30, 2020, an increase of $1.5 million or 8%, from the same period in 2019. Revenue from orthobiologics sales in the United States increased $1.7 million to $19.9 million for the three months ended September 30, 2020 compared to the same period in 2019. This increase was driven by higher demand resulting from an expanded independent sales agent network for our recently launched products, specifically fibers-based demineralized bone matrix (DBM) products. Revenue from orthobiologics sales internationally, which can be volatile from quarter to quarter because of irregular ordering patterns from our stocking distributors, decreased $0.2 million for the three months ended September 30, 2020 compared to the same period in 2019.
Revenue from spinal implant sales was $21.6 million for the three months ended September 30, 2020, an increase of $1.8 million or 9%, from the same period in 2019. Revenue from spinal implants sales in the United States increased $1.8 million to $19.2 million for the three months ended September 30, 2020 compared to the same period in 2019. This increase was driven by higher demand for our recently launched products, specifically the Mariner MIS Posterior Fixation System, our suite of NanoMetalene with Reef Topography interbody implants and the posterior cervical NorthStar OCT system. During the three months ended September 30, 2020 as compared to the same period in 2019, the change in revenue from spinal implant sales internationally was immaterial.
Cost of Goods Sold and Gross Margin
Cost of goods sold decreased $0.3 million, to $14.1 million for the three months ended September 30, 2020, compared to the same period in 2019. Gross margin was 67.4% for the three months ended September 30, 2020 and 63.9% for the same period in 2019. The increase in gross margin was due primarily to the mix of higher margin U.S. product revenue as a percent of total revenue, lower excess and obsolete inventory charges and lower amortization of product technology intangible assets.
Cost of goods sold included $0.3 million and $0.4 million of amortization for product technology intangible assets for the three months ended September 30, 2020 and 2019, respectively.

Selling and Marketing
Selling and marketing expenses increased $0.5 million to $22.2 million for the three months ended September 30, 2020 compared to the same period in 2019. The increase was driven by higher marketing, customer service and logistics headcount and related expenses, third party logistics fees, and depreciation on surgical kits placed in service since the prior year period, which were partially offset by decreases in tradeshow and travel costs.
General and Administrative
General and administrative expenses increased $0.5 million to $8.9 million for the three months ended September 30, 2020, mostly due to higher stock-based compensation expense.
Research and Development
R&D expenses remained consistent at $3.9 million, or 9% of revenue, for the three months ended September 30, 2020 compared to the same period in 2019. Higher R&D headcount and related expenses were offset by the absence of the $0.5 million license fee paid in the prior year quarter related to a development and license agreement for 3D-printed implants.
Intangible Amortization
Intangible amortization expense, excluding the amounts reported in cost of goods sold for product technology intangible assets, remained consistent at $0.8 million for both the three months ended September 30, 2020 and 2019.
Income Taxes

	Three Months Ended September 30,
	2020	2019
	(In thousands)
Loss before income taxes	$(6,510)	$(9,438)
Provision for income taxes	64	225
Effective tax rate	(1.0)%	(2.4)%
We reported income tax expense for the three months ended September 30, 2020 and 2019 primarily related to foreign and state operations.
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
On March 27, 2020, Congress enacted the CARES Act to provide certain relief as a result of the COVID-19 pandemic. The CARES Act, among other things, includes provisions relating to net operating loss carryback periods, alternative minimum tax credit refunds, and modification to the net interest deduction limitations. The CARES Act did not have a material impact on our consolidated financial statements for the three and nine months ended September 30, 2020. We will continue to monitor any effects that may result on our consolidation financial statements from the CARES Act.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019
Revenue
Total revenue, net for the nine months ended September 30, 2020 was $107.9 million, a decrease of 6% compared to the same period in 2019.

	Nine Months Ended September 30,		2020 vs. 2019
	2020	2019	% Change
	(In thousands)
Orthobiologics	$55,083	$59,183	(7)%
United States	49,922	53,362	(6)%
International	5,161	5,821	(11)%

Spinal Implants	$52,826	$56,161	(6)%
United States	46,844	49,197	(5)%
International	5,982	6,964	(14)%

Total revenue, net	$107,909	$115,344	(6)%

	Nine Months Ended September 30,		2020 vs. 2019
	2020	2019	% Change
	(In thousands)
United States	$96,766	$102,559	(6)%
International	11,143	12,785	(13)%
Total revenue, net	$107,909	$115,344	(6)%
Revenue from orthobiologics sales totaled $55.1 million for the nine months ended September 30, 2020, a decrease of $4.1 million, from the same period in 2019. Revenue from orthobiologics sales in the United States decreased $3.4 million for the nine months ended September 30, 2020 compared to the same period in 2019. This decrease was driven by significantly lower demand during the second quarter of 2020 for our orthobiologics products due to hospitals and patients deferring procedures and other factors related to the impact of the COVID-19 pandemic. Revenue from orthobiologics sales internationally, which can be volatile from quarter to quarter because of irregular ordering patterns from our stocking distributors, decreased $0.7 million for the nine months ended September 30, 2020 compared to the same period in 2019 and was similarly affected by significantly reduced demand from our stocking distributors caused by the impact of the pandemic. See "COVID-19 Pandemic - Impact on our Business," above.
Revenue from spinal implant sales totaled $52.8 million for the nine months ended September 30, 2020, a decrease of $3.3 million, from the same period in 2019. Revenue from spinal implant sales in the United States decreased $2.4 million for the nine months ended September 30, 2020 compared to the same period in 2019. This decrease was driven by significantly lower demand during the second quarter of 2020 for our spinal implant products due to hospitals and patients deferring procedures and other factors related to the COVID-19 pandemic. Revenue from spinal implant sales internationally, which can be volatile from quarter to quarter because of irregular ordering patterns from our stocking distributors, decreased $1.0 million for the nine months ended September 30, 2020 compared to the same period in 2019 and was similarly affected by significantly reduced demand from our stocking distributors caused by the impact of the pandemic.
Cost of Goods Sold and Gross Margin
Cost of goods sold decreased $2.8 million to $39.5 million for the nine months ended September 30, 2020, compared to the same period in 2019. Gross margin was 63.4% for the nine months ended September 30, 2020, compared to 63.3% for the same period in 2019. The slight increase in gross margin was due primarily to lower excess and obsolete inventory charges and lower amortization of product technology intangible assets in the current year period, which were mostly offset by the impact of expensing all costs associated with our Irvine manufacturing facility while production there was temporarily halted during April and May 2020.

Cost of goods sold included $0.8 million and $1.9 million of amortization for product technology intangible assets, for the nine months ended September 30, 2020 and 2019, respectively.
Selling and Marketing
Selling and marketing expenses decreased $0.9 million to $59.7 million for the nine months ended September 30, 2020 compared to the same period in 2019. The decrease was mainly driven by lower sales commission expense due to a decline in revenue and decreases in tradeshow and travel costs, which were partially offset by higher marketing, customer service and logistics headcount and related expenses, third party logistics fees and depreciation on surgical kits placed in service since the prior year period.
General and Administrative
General and administrative expenses increased $1.8 million to $26.3 million for the nine months ended September 30, 2020 compared to the same period in 2019. The increase was primarily driven by a $0.6 million gain recorded in the prior year period for the decrease in fair value of contingent consideration related to the acquisition of assets from NLT, as well as higher general and administrative headcount and related expenses and bad debt provisions as compared to the prior year period.
Research and Development
R&D expenses increased $0.8 million to $11.8 million, or 11% of revenue, for the nine months ended September 30, 2020 compared to the same period in 2019. The increase was due to higher research and development headcount and related expenses, which were slightly offset by lower travel, consulting and other fees.
Intangible Amortization
Intangible amortization expense, excluding the amounts reported in cost of goods sold for product technology intangible assets, was $2.4 million for each of the nine months ended September 30, 2020 and 2019, respectively.
Impairment of Intangible Assets
Impairment of intangible assets was $1.3 million for the nine months ended September 30, 2020, compared to $5.0 million for the same period in 2019. During the nine months ended September 30, 2020, primarily as a result of an expected shift in future product revenue mix more toward a parallel expanding interbody device designed based on our internally developed technology and, in turn, lower future revenue anticipated for the lordotic expanding implant based on technology we acquired from NLT, our estimated future net sales associated with those NLT product technologies decreased. Accordingly, we evaluated the ongoing value of the product technology intangible assets associated with the acquisition of these assets. Based on this evaluation, we determined that intangible assets with a carrying amount of $1.6 million were no longer recoverable and were impaired, and we wrote those intangible assets down to their estimated fair value of $0.3 million. During the nine months ended September 30, 2019, we shifted our commercialization strategy with respect to the product technologies we acquired from NLT due to market trend factors, new features necessary to be competitive, and more cost-effective internal development initiatives. Accordingly, we evaluated the ongoing value of the product technology intangible assets associated with the acquisition of these assets. Based on this evaluation, we determined that intangible assets with a carrying amount of $6.8 million were no longer recoverable and were impaired, and we wrote those intangible assets down to their estimated fair value of $1.8 million.

Income Taxes

	Nine Months Ended September 30,
	2020	2019
	(In thousands)
Loss before income taxes	$(32,706)	$(30,423)
Provision for income taxes	132	265
Effective tax rate	(0.4)%	(0.9)%

We reported income tax expense for the nine months ended September 30, 2020 and 2019 primarily related to foreign and state operations. See “-Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019-Income Taxes,” above, for information related to the effect of the CARES Act on our taxes.

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
Loss before income taxes includes the following special charges/(gains) for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Special Charges/(Gains):	(In thousands)
Impairment of intangible assets(1)	$—	$—	$1,325	$4,993
Loss/(Gain) from change in fair value of contingent consideration liabilities(2)	76	(65)	160	(571)
Total Special Charges/(Gains)	$76	$(65)	$1,485	$4,422
(1) Relates to the impairment of the product technology intangible assets associated with the NLT acquisition.
(2) Relates to the net increase/(decrease) in the fair value of contingent liabilities associated with the NLT acquisition.
The items reported above are reflected in the consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Impairment of intangible assets	$—	$—	$1,325	$4,993
General and administrative	76	(65)	160	(571)
Total Special Charges/(Gains)	$76	$(65)	$1,485	$4,422

Liquidity and Capital Resources
Overview
As of September 30, 2020, we had cash, cash equivalents and investments totaling approximately $93.2 million, and $21.2 million of current borrowing capacity was available under our credit facility. We believe that our cash, cash equivalents and investments on hand and the amount currently available to us under our credit facility will be sufficient to fund our operations for at least the next twelve months.
Paycheck Protection Program Loan
In April 2020, due to the economic uncertainty resulting from the impact of the COVID-19 pandemic on our operations and to support our ongoing operations and retain all employees, we applied for a loan under the PPP of the CARES Act. We received a loan in the original principal amount of $7.2 million. We subsequently repaid $1.0 million of the loan. Under the terms of the PPP, subject to specified limitations, the loan may be forgiven if the proceeds are used in accordance with the CARES Act. We applied for forgiveness of the entire loan; however, no assurance is provided that we will obtain forgiveness of the loan in whole or in part. Any unforgiven portion of the loan is payable over two years at an interest rate of 1%, with a deferral of payments for the first six months from the date of the loan.
Credit Facility
We have a $30.0 million credit facility with Wells Fargo Bank, National Association which matures in July 2021, subject to a one-time, one-year extension at our election. In addition, at any time through July 27, 2021, we may increase the borrowing limit by up to an additional $10.0 million, subject to us having sufficient amounts of eligible accounts receivable and inventory and to customary conditions precedent, including obtaining the commitment of lenders to provide such additional amount. At September 30, 2020, we had no outstanding borrowings under the credit facility. The borrowing capacity under the credit facility is determined monthly and is based on the amount of our eligible accounts receivable and inventory balances and qualified cash (as defined in the credit facility). Depending on the extent to which our eligible accounts receivable and inventory balances increase, our borrowing capacity could increase by as much as an additional $5.3 million from the $21.2 million available as of September 30, 2020 before we are required to maintain the minimum fixed charge coverage ratio discussed below. The credit facility contains various customary affirmative and negative covenants, including prohibiting us from incurring indebtedness without the lender’s consent. In April 2020, we received the lender’s consent to obtain the PPP loan. Under the terms of the credit facility, if our Total Liquidity (as defined in the credit facility) is less than $5.0 million, we are required to maintain a minimum fixed charge coverage ratio of 1.10 to 1.00 for the applicable measurement period. Our Total Liquidity was $112.2 million at September 30, 2020, and therefore that financial covenant was not applicable at that time.
Business Combinations
In August 2016, we entered into an asset purchase agreement with NLT to acquire certain of the assets of NLT’s medical device business related to the expandable interbody medical devices. We made an up-front cash payment of $1.0 million in connection with the initial closing in September 2016 and issued 350,000 shares of our common stock in January 2017 as contingent closing consideration. As of September 30, 2020, included in contingent consideration liabilities was a $0.1 million liability representing the estimated fair value of future contingent royalty payments based on percentages of our future net sales of certain of the products and technology we acquired, which we anticipate will become payable at varying times between 2020 and 2030. The contingent milestone payments, if any, are payable in cash or in shares of our common stock, at our election. In each of the months July 2020 and August 2020, we elected to pay $1.0 million of our milestone payments in shares of our common stock. The contingent royalty payments are payable in cash.
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
Cash and Cash Equivalents
We had cash and cash equivalents totaling approximately $78.2 million and $20.2 million at September 30, 2020 and December 31, 2019, respectively.
Cash Flows

	Nine Months Ended September 30,		2020 vs. 2019
	2020	2019	% Change
	(In thousands)
Net cash used in operating activities	$(14,032)	$(15,130)	(7)%
Net cash (used in) provided by investing activities	(25,428)	14,663	(273)%
Net cash provided by (used in) financing activities	97,388	(1,267)	NM
Effect of exchange rate changes on cash and cash equivalents	61	(185)	(133)%
Net change in cash and cash equivalents	$57,989	$(1,919)	NM
_______
NM: not meaningful
Net Cash Flows Used in Operating Activities
Net cash used in operating activities for the nine months ended September 30, 2020 decreased by $1.1 million compared to the same period in 2019. The decrease was due to a $3.2 million lower change in working capital, with a $3.7 million increase in working capital for the nine months ended September 30, 2020 compared to a $6.9 million increase in working capital for the nine months ended September 30, 2019. The lower working capital change was mostly related to a decrease in accounts receivable due to lower year-over-year sales. This was offset by a $2.1 million higher net loss adjusted for non-cash items of $10.3 million for the nine months ended September 30, 2020, compared to $8.2 million for the nine months ended September 30, 2019.
Net Cash Flows (Used in) Provided by Investing Activities
Net cash used in investing activities was $25.4 million for the nine months ended September 30, 2020 compared to net cash provided by investing activities of $14.7 million for the same period in 2019. The change was primarily due to $25.0 million in purchases of our investments in U.S. Treasury Bills during the nine months ended September 30, 2020 compared to no purchases of short-term investments for the same period in 2019, and $10.0 million in maturities during the nine months ended September 30, 2020 compared to $25.0 million in maturities of short-term investments for the same period in 2019.
Net Cash Flows Provided by (Used in) Financing Activities
Net cash provided by financing activities was $97.4 million for the nine months ended September 30, 2020. It was comprised primarily of $91.6 million proceeds from issuance of common stock, net of offering costs, $6.2 million of net proceeds from the PPP loan, $0.7 million of proceeds from the issuance of common stock under our ESPP, and $1.1 million of proceeds from the exercise of stock options, offset by $2.1 million of cash for tax payments we made on our employees' behalf for shares we withheld from such employees on the vesting of restricted stock awards to cover statutory tax withholding requirements and $0.1 million of contingent consideration payments to NLT. Net cash used in financing activities was $1.3 million for the nine months ended September 30, 2019. It was comprised primarily of $2.1 million of cash for tax payments we made on our employees' behalf for shares we withheld from such employees on the vesting of restricted stock awards to cover statutory tax withholding requirements, partially offset by $0.7 million of proceeds from the issuance of common stock under our ESPP and by $0.2 million of proceeds from the exercise of stock options.
Off-Balance Sheet Arrangements
There were no off-balance sheet arrangements as of September 30, 2020 that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our business.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this item.
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
The PPP loan application required us to certify that the current economic uncertainty made the loan request necessary to support our ongoing operations. We made this certification in good faith after carefully considering the facts and circumstances, and although we believe we satisfied all eligibility criteria for the PPP loan and our receipt of the PPP loan is consistent with the objectives of the PPP, the certification described above does not contain objective criteria and is subject to interpretation. Further, following the date we applied for the PPP Loan, the SBA issued updated guidance regarding the PPP, including regarding required borrower certifications and requirements for loan forgiveness. The SBA stated that it is unlikely that a public company with substantial market value and access to capital markets will be able to make the required certification in good faith, and that all PPP loans in excess of $2 million will be subject to review by the SBA for compliance with program requirements. The lack of clarity regarding loan eligibility under the PPP resulted in significant media coverage and controversy regarding public companies applying for and receiving PPP loans. We applied for forgiveness of the entire loan, and in connection therewith we were required to make certain certifications that will be subject to audit and review by governmental entities and could subject us to significant penalties and liabilities if found to be inaccurate. No assurance is provided that we will obtain forgiveness of the loan in whole or in part. Any unforgiven portion of the loan is payable over two years at an interest rate of 1%, with a deferral of payments for the first six months from the date of the loan. In addition, if despite our good faith belief that we satisfied all eligibility requirements for the PPP loan, we are found to have been ineligible to receive it or in violation of any of the laws or regulations that apply to us in connection with the PPP loan, including the False Claims Act, we may be subject to penalties, including significant civil, criminal and administrative penalties, and could have to repay the PPP loan upon demand. If we are audited or reviewed by the U.S. Department of the Treasury or the SBA, such audit or review could result in the diversion of management's time and attention, generate negative publicity and cause us to incur legal and reputational costs. In addition, our receipt of the PPP loan may result in adverse publicity and damage to our reputation. Any of these events could harm our business, results of operations and financial condition.
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

Because of the pandemic, surgeons and their patients were required, and in certain regions continue to be required, or are choosing, to defer procedures in which our products otherwise could be used, and many facilities that specialize in the procedures in which our products otherwise could be used temporarily closed or continue to be temporarily closed or operating at reduced hours. In addition, even after the pandemic subsides and/or governmental orders no longer prohibit or recommend against performing such procedures, patients may continue to defer such procedures out of concern of being exposed to COVID-19 or for other reasons. Further, facilities at which our products typically are used may not reopen or, even if they reopen, patients may elect to have procedures performed at facilities that are, or are perceived to be, lower-risk, such as ambulatory surgery centers, and our products may not be approved at such facilities, and we may be unable to have our products approved for use at such facilities on a timely basis, or at all. The effect of the pandemic on the broader economy could also negatively affect demand for procedures using our products, both in the near- and long-term.
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
We may also experience other unknown adverse impacts from the pandemic that cannot be predicted. For example, hospitals and other facilities at which we sell our products may renegotiate their purchase prices, including as a result of, or the perception they may be suffering, financial difficulty as a result of the pandemic. Similarly, facilities at which we seek to sell our products in the future may require price reductions relative to the price at which we previously expected to sell our products. Reduction in the prices at which we sell products to existing customers may have a material and adverse effect on our future financial results and reductions in the prices at which we expected to sell products to anticipated customers may have a material and adverse effect on our expectations for revenue growth. See “Changes in third-party payment systems and in the healthcare industry may require us to decrease the selling price for our products, may reduce the size of the market for our products, or may eliminate a market, any of which could have a material and adverse effect on our financial performance” in the 10-K Risk Factors.
Further, the global capital markets experienced, and we expect will continue to experience, disruption and volatility due to the pandemic, adversely impacting access to capital not only for us, but also for our customers and suppliers who need access to capital. Their inability to access capital in a timely manner, or at all, could adversely impact demand for our products and/or adversely impact our ability to manufacture and/or supply our products, any of which could have a material and adverse effect on our business. See “Our future capital needs are uncertain and we may need to raise additional funds in the future, and such funds may not be available on acceptable terms or at all,” “The market price of our common stock has been and likely will continue to be volatile,” and “Your percentage of ownership in us may be diluted and issuances of substantial amounts of our common stock, or the perception that such issuances may occur, could cause the market price of our common stock to decline significantly, even if our business is performing well” in the 10-K Risk Factors.
The full extent to which the pandemic will, directly or indirectly, impact our business, results of operations and financial condition, including our sales, expenses, supply chain integrity, manufacturing capability, research and development activities, and employee-related compensation, is currently highly uncertain and cannot be predicted with reasonable accuracy at this time and will depend on future developments that are also highly uncertain and cannot be predicted with reasonable accuracy at this time, including, without limitation: (a) new information that may emerge concerning COVID-19, its contagiousness and/or virulence; (b) resurgences in COVID-19 transmission and infection following the easing or lifting of “stay-at-home” or other restrictions or following resumption of surgical procedures, whether as a result thereof, as a result of reinfection, as a result of a delay in the emergence of symptoms following infection (or reinfection) by COVID-19, or as a result of its ability to lay dormant following infection (or reinfection), and the adverse impact the foregoing may have on our business and financial condition, including because of the adverse impact on patients’ willingness to undergo procedures in which our products could be used; (c) actions required or recommended to contain or treat COVID-19, in light of any or all of the foregoing or other as-yet unanticipated developments, whether related to COVID-19 directly or indirectly; and (d) the direct and indirect economic impact, both domestically and abroad, of COVID-19 as a result of any or all of the foregoing, including actions taken by local, state, national and international governmental agencies, whether such impact affects customers, suppliers, or markets generally.
The pandemic also heightens the risks in certain of the other risk factors described in in the 10-K Risk Factors, including, without limitation, those related to:
(1)our ability to compete successfully in the highly competitive industry in which we operate as result of the uncertainty of the full extent of the impact of the pandemic on our business, financial condition and results of operations (see “We operate in an industry and in market segments that are highly competitive and we may not compete successfully” in the 10-K Risk Factors);
(2)our ability to (a) effectively demonstrate to neurosurgeon and orthopedic spine surgeons the merits of our products compared to those of our competitors and (b) successfully educate and train surgeons and their staff on the proper use of our products in light of the reduced access to our hands-on cadaveric training facility in Carlsbad, California or if we are required to or elect to temporarily close it, which is the primary manner in which we offer such education and training (see “To be commercially successful, we must effectively demonstrate to neurosurgeon and orthopedic spine surgeons the merits of our products compared to those of our competitors” and “We must successfully educate and train surgeons and their staff on the proper use of our products,” in the 10-K Risk Factors);
(3)our ability to develop and launch new products in a timely and consistent manner in light of (a) the reduced access to our hands-on cadaveric training facility in Carlsbad, California or if we are required to or elect to temporarily close it, which will limit our ability to develop and launch the products we believe will drive our future revenue growth on the timelines we anticipated previously, or at all, (b) the change in the manner in which our workforce is functioning and (c) the changes impacting workforce function at the FDA and other regulatory bodies, as well as changes impacting workforce function at the facilities at which we seek to have new products approved for use (see “We may not develop new products in a timely and consistent manner, and failure to do so may adversely affect the attractiveness of our overall product portfolio to our surgeon customers and negatively impact our sales and market share” in the 10-K Risk Factors);
(4)our ability to maintain or expand our network of independent sales agents and stocking distributors (see “If we are unable to maintain and expand our network of independent sales agents and stocking distributors, we may not maintain or grow our revenue” in the 10-K Risk Factors);
(5)an inability to conduct clinical studies effectively to demonstrate the safety and efficacy of our products as a result of, among other things, cost-savings measure we implement or the closure or reduced operating hours of the sites at which such clinical studies would be conducted (see “Sales of, or the price at which we sell, our products may be adversely affected unless the safety and efficacy of our products, alone and relative to competitive products, is demonstrated in clinical studies” and “If the third parties on which we rely to conduct our clinical studies and to assist us with pre-clinical development do not perform as contractually required or expected, we may not obtain regulatory clearance, approval or a CE Certificate of Conformity for or commercialize our products” in the 10-K Risk Factors);
(6)our ability to maintain the integrity of our data and to avoid security breaches, loss of data, and other disruptions that could compromise sensitive information as a result of most of our workforce working remotely in environments that may be less secure than our office environment and the increased use of video conferencing and other technologies to conduct business virtually in light of the pandemic (see “We depend on information technology and if our information technology fails to operate adequately or fails to properly maintain the integrity of our data, our business could be materially and adversely affected” and “Security breaches, loss of data and other disruptions could compromise sensitive information related to our business, prevent us from accessing critical information or expose us to liability, which could adversely affect our business and our reputation” in the 10-K Risk Factors);
(7)increased exposure to uninsured risks (see “Our insurance policies are expensive and protect us only from some risks, which will leave us exposed to significant uninsured liabilities” in the 10-K Risk Factors);
(8)our inability to increase our international sales and a potential adverse impact by changes in foreign currency exchange rates in light of the pandemic (see “We are exposed to a variety of risks relating to our international sales and operations” in the 10-K Risk Factors);
(9)fluctuation in our sales volumes and operating results as a result of the adverse effects of the pandemic (see “Our sales volumes and our operating results may fluctuate” in the 10-K Risk Factors); and
(10)increased economic instability around the world in light of the pandemic (see “Continuing economic instability, including challenges faced by European countries, may adversely affect the ability of hospitals and other customers to access funds or otherwise have available liquidity, which could reduce orders for our products or impede our ability to obtain new customers, particularly in European markets” in the 10-K Risk Factors).

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

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs

July 1 - July 31	13,260	$10.17	—	—
August 1 - August 31	737	$10.26	—	—
September 1 - September 30	2,114	$12.90	—	—

(1)	These shares were surrendered to the Company to satisfy tax withholdings obligations in connection with the vesting of restricted stock awards.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1(1)
Second Amendment to Amended and Restated Credit Agreement made as of July 30, 2020 by and among Wells Fargo Bank, N.A., as administrative agent for each member of the lender group and the bank product providers, the lenders party thereto, SeaSpine Holdings Corporation, SeaSpine Orthopedics Corporation, SeaSpine, Inc., ISOTIS, Inc., SeaSpine Sales LLC, Theken Spine, LLC, and IsoTis Orthobiologics, Inc.

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*†	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*†	Inline XBRL Taxonomy Extension Schema Document

101.CAL*†	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*†	Inline XBRL Definition Linkbase Document

101.LAB*†	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*†	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within Exhibit 101.INS Inline XBRL document)

(1)	Incorporated by reference from the registrant's current report on Form 8-K filed on July 31, 2020.
*	Filed herewith

**	These certifications are being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation by reference language in such filing.
† The financial information of SeaSpine Holdings Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 filed on November 9, 2020 formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Loss, (iii) the Condensed Consolidated Balance Sheets, (iv) Parenthetical Data to the Condensed Consolidated Balance Sheets, (v) the Condensed Consolidated Statements of Cash Flows, (vi) the Condensed Consolidated Statements of Equity, and (vii) Notes to Unaudited Condensed Consolidated Financial Statements, is furnished electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEASPINE HOLDINGS CORPORATION

Date:	November 9, 2020	/s/ Keith C. Valentine
Keith C. Valentine
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 9, 2020	/s/ John J. Bostjancic
John J. Bostjancic
Chief Financial Officer
(Principal Financial Officer)