Form 10-K
period 2020-12-31
SeaSpine Holdings Corp
filed 2021-03-05
CIK 1637761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
COMMISSION FILE NO. 001-36905

SeaSpine Holdings Corporation
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Delaware	47-3251758
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)
5770 Armada Drive, Carlsbad, CA 92008, USA
(Address of principal executive offices) (zip code) (country)
REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (760) 727-8399

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Trading Symbol(s)	Name of Exchange on Which Registered
Common Stock	SPNE	The Nasdaq Global Select Market

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2020), the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $225,436,595 based upon the closing sales price of the registrant’s common stock on The Nasdaq Global Select Market on such date. The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of February 26, 2021 was 27,932,790.

DOCUMENTS INCORPORATED BY REFERENCE:
Certain portions of the registrant’s definitive proxy statement relating to its 2021 Annual Meeting of Stockholders (scheduled for June 2, 2021) are incorporated by reference in Part III of this report.

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
ITEM 1. BUSINESS
Overview
We are a global medical technology company focused on the design, development and commercialization of surgical solutions for the treatment of patients suffering from spinal disorders. We have a comprehensive portfolio of orthobiologics and spinal implant solutions to meet the varying combinations of products that neurosurgeons and orthopedic spine surgeons need to perform fusion procedures in the lumbar, thoracic and cervical spine. Our orthobiologics products consist of a broad range of advanced and traditional bone graft substitutes designed to improve bone fusion rates following a wide range of orthopedic surgeries, including spine, hip, and extremities procedures. Our spinal implant portfolio consists of an extensive line of products to facilitate spinal fusion in degenerative, minimally invasive surgery (MIS), and complex spinal deformity procedures. Expertise in both orthobiologic sciences and spinal implant product development allows us to offer surgeon customers a differentiated portfolio and a complete solution to meet their patients' fusion requirements. We currently market our products in the United States and in approximately 30 countries worldwide.
SeaSpine was incorporated in Delaware on February 12, 2015 in connection with the spin-off of the orthobiologics and spinal implant business of Integra LifeSciences Holdings Corporation (Integra), a diversified medical technology company. The spin-off occurred on July 1, 2015. Our corporate offices are at 5770 Armada Drive, Carlsbad, California.
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
In spinal fusion procedures, two or more vertebrae are fused to eliminate instability as a result of deformity, degeneration or trauma affecting the vertebrae and intervertebral discs. During the procedure, spinal implant products are used to decompress, align, and stabilize the spine and the surgeon will often remove the damaged intervertebral disc and replace it with a bone graft substitute to allow new bone to grow and to fuse the affected vertebrae together. In addition to the bone graft substitute, the surgeon may replace the removed disc with an interbody device. An interbody device, which may be made out of machined bone, titanium, 3D-printed titanium or polyetheretherketone (PEEK) is designed to maintain spine alignment and appropriate spacing while allowing bone to grow between the vertebrae to achieve bone fusion. Procedures that include the implantation of interbody devices are often referred to by the surgical approach used to place the interbody device in the disc space. A lateral lumbar interbody fusion uses an approach that accesses the spine from the side of the patient’s body; a posterior lateral interbody fusion uses a direct posterior approach from the patient’s back; a transforaminal lumbar interbody fusion uses an angled approach from either the left or right side of the back; and an anterior lumbar interbody fusion uses a direct anterior approach from the patient’s front (stomach) area.
Our Competitive Strengths
We are dedicated to providing a comprehensive portfolio of innovative, procedurally focused products designed to work together to drive fusion. The latest advancements in bone biology and materials science guide the development of in-house manufactured advanced orthobiologics and proprietary spinal implant technology engineered to address the many nuances of spinal pathology. Our products can be tailored to meet individual patient needs, delivering both clinical and economic value to patients, surgeons, and hospital systems. Our executive management team has extensive experience in the spine and medical technology industries. We believe that our management team, combined with the following competitive strengths, will enable us to continue to grow our revenue and increase our presence in the markets we serve.
Our Integrated Orthobiologics Business drives alignment and priorities across research and development, marketing, quality and manufacturing operations designed to deliver clinical value through best of class, cost effective products, the vast majority of which are processed in-house. By controlling the design, manufacturing, and quality processes, we believe that we are better able to control the overall product quality and consistency while also providing cost of goods advantage and operational leverage with volume increases.
•Our focused R&D team and disciplined development process optimizes our new products by isolating the manufacturing elements to optimize product performance and ultimately deliver differentiated products.
•We are investing in various studies to differentiate our products with science and data. Most notably, we sponsored a study comparing two leading Cellular Bone Grafts with our Strand Plus demineralized bone fibers that was published in 2020 in the Journal of Bone and Joint Surgery (JBJS). The study concluded that the cells in cellular bone matrix (CBM) products did not improve fusion or bone formation. The study also demonstrated that SeaSpine’s demineralized bone matrix (DBM) product, OsteoStrand Plus, outperformed the tested CBM product. This study substantiates payor and provider pushback for cellular bone grafts, and, combined with the previously published pre-clinical study comparing the OsteoStrand DBM fibers to six leading competitive DBMs, provides strong scientific support for SeaSpine’s differentiated DBM offerings, We will continue to invest in preclinical and clinical data to evidence our products and their clinical value..
•A synergistic channel strategy for orthobiologics products. Our dual branding strategy allows us to market our orthobiologics products through independent sales agents who carry competitive spinal implant products. Specifically, we market our orthobiologics under the SeaSpine and IsoTis brands, which allows sales agents who sell spinal implant products competitive with ours to continue to represent our orthobiologics products. We believe this dual branding strategy allows us to penetrate a greater number of customer accounts than we would otherwise serve if we marketed our orthobiologics products under a single brand.
•The combination of these elements along with a strengthened distribution channel, has allowed us to move into the #2 position in the US DBM market which is a critical factor for our continued access to IDN (independent distributor network) and GPO (group purchasing organization) networks.
Fusion Engineered™ Modular Spinal Implant Systems are available with multiple material and surface technology options developed specifically to leverage the strengths of our orthobiologics products. The modularity of these systems provides versatility while minimizing the amount of inventory required for each surgery.
•A range of innovative, PEEK interbody devices that incorporate NanoMetalene, a proprietary titanium surface technology with Reef Topography. We currently offer a wide range of sterile-packaged interbody devices that incorporate our proprietary NanoMetalene surface technology with Reef Topography. NanoMetalene is a surface technology for interbody implants that incorporates a sub-micron layer of commercially pure titanium bonded to a PEEK implant using a high-energy, low-temperature process called atomic fusion deposition. NanoMetalene is designed to provide implants a bone-friendly titanium surface on endplates and throughout graft apertures, while retaining the benefits associated with traditional PEEK implants, such as biocompatibility, a modulus of elasticity similar to bone, and excellent radiographic visibility for post-operative imaging. Reef Topography™ describes machined macrostructures and undercut features that pre-clinical studies show improve early biomechanical stability. Reef is designed to act as an integrated fusion scaffolding that increases surface area for new bone to grow onto and into the interbody device. We have exclusive rights to NanoMetalene and Reef Topography technologies within the spine market.
•A line of Waveform™ interbody implants offering the next level of 3D-printed titanium architectural innovation. Waveform™ technology balances key geometric and manufacturing advancements without compromising clinical requirements to deliver a highly porous and robust interbody solution. The interbody design is intended to balance subsidence resistance, implant stiffness, and bone graft packability, while maintaining radiographic visualization during intraoperative and postoperative imaging.
•An expandable posterior interbody solution that offers both parallel and lordotic expansion options to fit both the patient’s need as well as surgeon preference. The Explorer™ TO system provides a low-profile design for insertion with expansion versatility achieving up to 16mm in height and up to 20 degrees of lordosis. The streamlined and intuitive instrumentation provides the ability to pack biologics through the implant into the disc space after expansion.
•Modular solutions across the portfolio intended maximize clinical versatility, while minimizing the complexity and increased inventory requirements of non-modular systems. One of our foundational systems that incorporates modular technology is our Mariner Posterior Fixation Platform. The Mariner System is designed to address a wide range of pathologies with an efficient set of instruments and modular implants. Surgeons use Mariner to accommodate conventional, as well as minimally invasive approaches to treat degenerative and complex spine pathologies with a minimum number of trays. This allows surgeons to most effectively and efficiently use the most appropriate surgical techniques to address each unique patient condition.
Our Strategy
Our goal is to continue to scale our business in order to enhance our market position in orthobiologics and become a leader in the spinal implant market. To achieve our goal, we are investing in these strategies:
•Research and development to bring new products and techniques to market. We have recently increased, and intend to continue to increase, our annual research and development spending as a percentage of revenue in an effort to drive higher revenue growth through new product sales. We plan to continue to invest resources and to work with our surgeon customers to understand their needs and develop new and next-generation orthobiologics and spinal implant products designed to improve clinical outcomes. We employ dedicated orthobiologics engineers and scientists with expertise in material sciences, and biology and hardware engineers with expertise in product design and development.
•Commercial infrastructure to further penetrate the U.S. orthobiologics and spinal implant markets and increase our focus in international markets where we currently have a presence. We have recently increased, and intend to continue to increase, the quality, size, exclusivity and geographic breadth of our network of independent sales agents in the United States. To support these efforts, we are investing more in, and are developing comprehensive support for, sales agent and surgeon training and education programs. We have hands-on cadaveric training facilities in Carlsbad, California and Wayne, Pennsylvania where we provide training for surgeons and sales agents. In addition, we plan to increase our presence within teaching institutions that provide spinal surgery fellowship programs to educate new surgeons on the use of our products. We believe these combined efforts will help surgeons become adept with our spinal implant products and techniques, thereby improving outcomes for their patients. Internationally, we intend to continue to focus our sales and marketing efforts on expanding and strengthening our presence in those markets where we currently have relationships with stocking distributors and to selectively expand into new markets.
•Pre-clinical and post-market clinical study programs to generate data. We plan to invest to further develop our pre-clinical and clinical programs designed to generate peer-reviewed scientific evidence and a podium presence that we believe will support the performance of select orthobiologics and spinal implant solutions that may be compared to competing technologies. We believe that our NanoMetalene, Reef Topography and WaveFormTM technologies may have advantages over many existing implant materials and surface options, and that our fibers-based OsteoStrand® and OsteoStrand Plus tissue products are more efficacious and cost-effective than, higher cost cellular allografts bone grafts.
•Opportunities to enhance our product offering through strategic alliances and acquisitions. We currently market several products under distribution agreements and licenses with third-parties. We intend to continue to pursue alliances and acquisition opportunities that we believe will provide us with technologies to strengthen our market position and grow our business. For example, in January 2020, we announced a strategic alliance agreement with 7D Surgical, Inc., a privately-held Toronto-based company developing advanced image guidance technologies and machine-vision-based registration algorithms to improve surgical workflow and patient care, under which we will seek to offer a customized, best-in-class navigational solution and enabling technology to our hospital and surgeon customers on a non-exclusive basis.
Our Products
We offer a portfolio of orthobiologics and spinal implant products for the treatment of patients suffering from spinal and other orthopedic disorders. Information regarding the amount and percentage of total revenue contributed by our orthobiologics and spinal implant products for each of the last two fiscal years may be found in Part II, Item 7 of this report under the sections entitled “Year Ended December 31, 2020 Compared to Year Ended December 31, 2019—Revenue” and in Part II, Item 8 of this report in the Notes to Consolidated Financial Statements in Note 10, “Segment and Geographic Information.”
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
Our innovative line of composite PEEK interbody devices featuring NanoMetalene surface technology with Reef Topography with various footprint and lordotic options, is designed to maintain spine alignment and appropriate spacing while allowing bone to grow between the vertebrae to achieve bone fusion. Our Reef-TO, Reef-TA and Reef-TH interbody devices for transforaminal lumbar interbody fusion procedures can be used to fuse the lumbar spine through a posterior approach that starts off to one side of the patient’s back. Our Vu a∙POD™ Prime NanoMetalene® and Reef-A interbody devices for anterior lumbar interbody fusion procedures can be used to fuse the spine through an anterior approach. Our Regatta NanoMetalene Lateral System is a comprehensive lateral lumbar interbody system that can be used to fuse the spine through a lateral approach. Our Cambria NanoMetalene interbody device can be used to fuse the cervical spine through an anterior approach. Our Shoreline® Anterior Cervical Standalone System, featuring the NanoMetalene with Reef Topography, is a modular plate and interbody device designed to maximize intraoperative flexibility to address a wide range of anatomy, surgical situations or bone in anterior cervical fusions.
We launched anterior cervical and transforaminal lumbar interbody fusion interbody 3D-printed devices under our Waveform™ brand in 2020. We plan on launching three additional devices covering the anterior lumbar interbody fusion, lateral lumbar interbody fusion and articulating transforaminal lumbar interbody fusion interbody device in 2021 to expand the product line.
We launched the next generation of our Explorer™ TO expandable interbody device system with complementary lordotic and parallel expanding implant options in 2020 and enhancements to that system are currently in development.
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
Minimally Invasive Surgery
    MIS procedures are less invasive than traditional open surgery procedures, and may result in reduced post-operative pain, faster rates of healing and fewer procedure complications by minimizing incision size and tissue dissection. Our surgeon customers utilize our iPassage™ MIS Retractors, NewPort™ Tube Retractors, and new pedicle screw-based Mariner MIS Retractors to perform MIS fusions and decompression procedures, a surgical technique used to alleviate pain caused from compression on the spinal cord or the nerves that emanate from it. During the procedure, the surgeon makes a small incision and inserts the retractor through the skin and soft tissues down to the spinal column, creating a tunnel to the spine. The retractor is kept in place to hold the muscles open throughout the procedure. Through this tunnel, the surgeon accesses the spine using small instruments and inserts implants necessary for fusion, such as the screws and rods of our Mariner MIS Posterior Fixation System and NewPort MIS solutions. The Mariner MIS Posterior Fixation System features low-profile, robust towers for rod introduction and reduction as well as ultra-tough modular extended tab heads, capable of providing powerful instrumented compression and distraction of the spine. Our NewPort MIS product has extended tabs for a small incision profile and offers two rod delivery options for both mini-open and percutaneous approaches. Our MIS portfolio also includes a comprehensive set of decompression instruments, static and expandable interbody devices, and screw systems designed to facilitate access to the treatment area while minimizing anatomical disruption.

    Complex Spinal Deformity
    Our spinal implant products are used in complex spinal deformity procedures involving multiple spine segments, challenging anatomy, tumors, traumatic injury and revision of previous fusion surgeries. We define deformity as any variation in the natural curvature of the spine, the most common of which is scoliosis, an abnormal lateral curvature of the spine. We offer several technologies designed to address the needs of our surgeon customers who perform complex deformity procedures and the various derotation techniques they use to correct spine curvature. For example, our Daytona® Deformity System uses extended tab uniplanar and polyaxial screws with multiple rod options and intuitive instrumentation to create a versatile system adaptable to surgeon preference. Our Daytona Small Stature System, which has an adolescent idiopathic scoliosis indication, is designed to address standard to complex deformity cases in smaller-sized patients who need a lower profile construct due to anatomy constraints. We provide our systems in multiple configurations and materials to address patient requirements, including titanium alloy and cobalt chrome alloy rod options, as well as multiple rod diameters. Offering products with varying rod diameter and materials provides the surgeon different rod stiffness to treat individual patients. We offer both implant- and instrument-based reduction capabilities with our extended tab and locking cap products, as well as our uniplanar and D-planar screws and rapid sequential reduction towers. The Mariner Outrigger Revision System is an adjunct to the Mariner Posterior Fixation System designed to effectively revise and extend previous fusions. Our complex spinal implant portfolio allows surgeons to combine various product lines and approaches, offering several treatment options for the most difficult cases. In 2021, we plan to continue to extend the Mariner modular platform to address complex spine adult deformity pathologies.
Product Pipeline
We believe that our future success and ability to continue to drive revenue growth depends on our ability to sustain a similar cadence of launching new and next-generation products as we have demonstrated over the last few years. We continue to aggressively develop differentiated new products that we believe will allow us to enter new markets and be even more competitive in markets in which we are underrepresented. For example, during 2021, we expect to launch a new modular anterior lumbar interbody fusion system with multiple interbody and fixation options, a new anterior cervical plating system, a new posterior cervical and occipital fixation system, a new cervical and thoracolumbar modular corpectomy system, and an adult deformity posterior fixation system.
Research and Development
We have a research and development organization dedicated to advancing our portfolio of orthobiologics and spinal implant products through product development and clinical affairs programs. Our product development efforts employ an integrated team approach that involves collaboration between surgeons, our engineers, our machinists, as well as our regulatory personnel.
Our spinal implants product development team, in consultation with designing surgeons, formulates a design for the product and then our machinists build prototypes for testing in our prototyping development and testing operation at our Carlsbad, California facility. We use a broad scope of technologies designed to allow us to meet the complex engineering requirements of customers. As part of the development process, spine surgeons test the implantation of the products in our in-house cadaveric laboratories, which helps us design new products intended to meet the needs of both surgeon and patient. Our team refines or redesigns the prototype as necessary based on the results of the product testing, allowing us to perform rapid iterations of the design-prototype-test development cycle. Our clinical and regulatory personnel work in parallel with our product engineering personnel to facilitate regulatory clearances of our orthobiologics and spinal implant products. We believe that these product development efforts allow us to provide solutions that respond to the needs of our surgeon customers and their patients.
We plan to develop line extensions for our innovative orthobiologics technologies that will continue to reduce the amount of autologous bone graft needed for spinal fusion procedures. We are investigating new product formulations in the traditional DBM and Ceramic Matrix product categories. Our orthobiologics research and development team has experience in biomaterial sciences and bringing next generation technologies to market.
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
Sales and Distribution
We currently market and sell our products in the United States and in approximately 30 countries worldwide. Our United States sales organization consists of regional and territory business managers who oversee a broad network of independent orthobiologics and spinal implant sales agents that receive commissions from us based on sales they generate. Our international sales organization consists of a sales management team that oversees a network of independent orthobiologics and spinal implant stocking distributors that purchase our products directly from us and independently sell them. During 2020, our domestic and international revenues accounted for 90% and 10%, respectively, of total revenue. Information regarding financial data by geographic segment is set forth in Part II, Item 8 of this report in the Notes to Consolidated Financial Statements in Note 10, “Segment and Geographic Information.”
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
We have recently increased, and intend to continue to increase, the quality, size, exclusivity and geographic breadth of our network of independent sales agents in the United States. During 2019 and 2020, we gained representation in parts of the country where we had no representation or were significantly underrepresented. We anticipate adding additional independent sales agents in the United States in 2021. With certain of the new sales agents that we bring on board in territories with a high potential for growth, we focus on entering into relationships in which they carry our spinal implants and/or DBM products exclusively, except with respect to clinical markets that our products do not address. We believe these more exclusive relationships will allow us to grow faster and more cost effectively in these territories over the long term. We also plan to continue to invest in additional instrument sets and marketing and education efforts to support the expansion of our independent sales agent footprint.
To support our expansion efforts in the United States, we have invested more in, and developed comprehensive support for, sales agent and surgeon training and education programs. To this end, we have leveraged the capacity of our hands-on cadaveric training laboratories at our Carlsbad, California and Wayne, Pennsylvania facilities to increase the number of training opportunities for surgeons and sales agents. We believe training and education will help surgeons become adept with our spinal implant products and techniques, thereby improving outcomes for their patients.
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
Suppliers and Raw Materials
In general, raw materials essential to our businesses are readily available from multiple sources. For reasons of quality assurance, availability or cost effectiveness, certain components and raw materials are available only from one supplier. Our relationships with suppliers that cannot be replaced without a material expense or delay are governed by written contracts, which are generally supply agreements. These agreements set forth the process by which we order components or raw materials, as applicable, from such suppliers (which process is either on a purchase order basis or based on quarterly or annual forecasts and in some cases require us to purchase minimum amounts) and the related fees for purchasing such components or raw materials. These agreements have terms from one to five years, but in most instances are terminable by us (and in limited instances the other party) for convenience, subject to a specified notice period, and are also terminable upon agreement by the parties, by either party upon material breach by the other and by either party if the other party enters bankruptcy. These agreements also outline the rights of each party with respect to quality assurance, inspection and compliance with applicable law and contain what we believe to be customary indemnification provisions for commercial agreements. Each of these agreements is entered into in the ordinary course of our business, and except for our supply agreement with PcoMed, LLC (PcoMed), is immaterial in amount and significance and not a contract upon which our business is substantially dependent. In addition, we endeavor to maintain sufficient inventory of components and raw materials so that our production will not be significantly disrupted even if a particular component or material is not available for a period of time.
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
IsoTis OrthoBiologics, Inc., one of our subsidiaries, owns a group of patents related to the reverse-phase carrier and Accell process and materials. This patent group protects the Accell family of DBM products. The patents in this group expire over time through 2024.
We licensed three U.S. patents related to certain of our pedicle screw systems from Dr. Thomas T. Haider. The license agreement, as amended, expired when the last-to-expire licensed patent expired in December 2016. Sales of the products covered under this license agreement represented approximately 5% of our total revenue in 2020.
Our material registered and unregistered trademarks include: Accell®, Accell Connexus®, Accell Evo3®, Accell Evo3®c, Accell TBM®, Accell Total Bone Matrix®, Atoll™, Ballast®, Capistrano™, Coral®, Current®, Daytona®, DynaGraft® II, Explorer™, Fusion Engineered™, Hollywood™, IsoTis®, IsoTis® OrthoBiologics®, Malibu™, Mariner®, Meridian™, NanoMetalene®, NewPort™, NorthStar®, NorthStar® OCT, OrthoBlast® II, OsteoBallast®, OsteoCurrent®, OsteoStrand®, OsteoStrux®, OsteoSurge® 100 (or 300), Outrigger®, RAPID®, Reef®, Regatta®, SeaSpine®, Shoreline®, Shoreline RT®, Sierra™, SkipJack®, SkipJack Expandable Interbody®, Sonoma™, Strand®, Trident-C™, Trident-L™, TruProfile®, Vu a•POD™, Vu a•POD™ Prime, and WayFinder™.

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
Our primary competitors in the combined orthobiologics and spinal implant markets include Alphatec Spine, Baxter, Bioventus, Cerapedics, DePuy Synthes Spine (a Johnson & Johnson company), Globus Medical, Medtronic, NuVasive, Orthofix, Stryker, Surgalign, XTANT Medical, Zimmer-Biomet and many smaller, biologically-focused companies.
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
Medical device regulations also are in effect in many of the countries in which we do business outside the United States. These laws range from comprehensive medical device approval and quality system requirements for some or all of our medical device products to simpler requests for product data or certifications. The number and scope of these requirements are increasing. Under the previous European Medical Devices Directive and its replacement the Medical Device Regulation (MDR) EU 2017/745, medical devices were required to meet the requirements and receive CE Mark Certification prior to marketing in the EU and European Economic Area. CE Mark Certification requires a comprehensive quality system program, comprehensive technical documentation and data on the product, which are then reviewed by a Notified Body for most products. A Notified Body is an organization designated by the national governments of the EU member states to make independent judgments about whether a product complies with the requirements established by each CE marking regulation. ISO 13485 is a recognized international quality standard designed to ensure that we develop and manufacture quality medical devices. Other countries have instituted regulations regarding medical devices. Compliance with these regulations requires extensive documentation, often including clinical reports for our products, revisions to labeling, and other requirements such as facility inspections to comply with the registration requirements. A recognized Notified Body or government agency audits our facilities annually to verify our compliance with these standards.
In the EU, our products that contain human-derived tissue, including demineralized bone material, are not medical devices as defined in the MDR. They are also not medicinal products as defined in Directive 2001/83/EC. Today, tissue regulations, if applicable, are different from one EU member state to the next. Because of the absence of a harmonized regulatory framework and the proposed regulation for advanced therapy medicinal products in the EU, the approval process for human-derived cell or tissue-based medical products may be extensive, lengthy, expensive, and unpredictable.
Certain countries, as well as the EU, have issued regulations that govern products that contain materials derived from animal sources. Regulatory authorities are particularly concerned with materials infected with the agent that causes BSE. These regulations affect our biomaterial products for the spine, which contain material derived from bovine tissue. Although we take steps designed to provide that our products are safe and free of agents that can cause disease, products that contain materials derived from animals, including our products, may become subject to additional regulation, or even be banned in certain countries, because of concern over the potential for prion transmission. Significant new regulations, a ban of our products, or a movement away from bovine-derived products because of an outbreak of BSE could have a material and adverse effect on our business or our ability to expand our business. See “Risk Factors-Risks Related to Non-Compliance with Laws and Regulations - Certain of our products contain materials derived from animal sources and may become subject to additional regulation.”
We are subject to laws and regulations pertaining to healthcare fraud and abuse, including anti-kickback laws and physician self-referral laws that regulate how companies in the health care industry may market their products to hospitals and health care professionals and may compete by discounting the prices of their products. The delivery of our products is subject to regulation regarding reimbursement, and federal healthcare laws apply when a customer submits a claim for a product that is reimbursed under a federally funded healthcare program. These rules require that we exercise care in structuring our sales and marketing practices and customer discount arrangements. See “Risk Factors-Risks Related to Non-Compliance with Laws and Regulations - Oversight of the medical device industry might affect the way may sell medical devices and compete in the marketplace.”
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
Employees
As of February 26, 2021, we had 421 employees, 67 of whom were engaged in research and development, 123 in manufacturing, 130 in sales and marketing and 101 in general and administrative activities.
Available Information
We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended, (the Exchange Act). In accordance with the Exchange Act, we file or furnish annual, quarterly and current reports, amendments to those reports, proxy statements and other information with the SEC. We make these reports and other information available free of charge on our website at www.seaspine.com under the investors page as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. All such reports were made available in this fashion during 2020.
The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.

ITEM 1A. RISK FACTORS
Before you invest in our securities, you should be aware that our business faces numerous risks, including those described below, as well as general economic and business risks. The following discussion provides information concerning the material risks and uncertainties that we have identified and believe may adversely affect our business, our financial condition and our results of operations. Before you decide whether to invest in our securities, you should carefully consider these risks and uncertainties, together with all of the other information included in this report and in our other public filings, which could materially affect our business, financial condition or future results. If any of the risks described below actually occurs, our business, financial results, financial condition and stock price could be materially and adversely affected.
Summary of Risk Factors
The section provides a summary of many of the risks we are exposed to in the normal course of our business activities. The summary does not contain all of the information that may be important to you, and you should read the summary together with the more detailed discussion of risks set forth following this section as well as elsewhere in this report.

•Impacts of the COVID-19 pandemic could adversely affect our business, financial condition, and results of operations.
•We expect to incur losses for the foreseeable future and may not achieve or sustain profitability.
•We operate in a highly competitive industry and we may not compete successfully.
•We must successfully educate and train surgeons and their staff on the proper use of our products.
•Changes in third-party payment systems and in the healthcare industry may adversely impact our business.

•Industry trends have resulted in increased downward pricing pressure on medical services and products, which may affect our ability to sell our products at prices necessary to support our current business strategy.
•We may not develop new products in a timely and consistent manner.
•We may not maintain or grow our revenue if we are unable to maintain and expand our network of independent sales agents and stocking distributors.
•The failure to demonstrate the safety and efficacy of our products in clinical studies will adversely affect our sales.
•Our business could be harmed if any of our manufacturing, development or research facilities are damaged and/or our manufacturing processes are interrupted.
•We depend on a limited number of third-party suppliers for processing activities, components and raw materials. In particular, we obtain certain surface technology that we incorporate into our NanoMetalene products from a single supplier. The loss of supply of such technology could harm sales of certain of our products if we were to be unable to timely identify and obtain an alternative source of supply of FDA-approved comparable surface technology at an acceptable cost.
•Security breaches, loss of data and other disruptions could compromise sensitive information related to our business.
•Our success depends on the services of key members of our senior management and other key employees.
•We may have significant product liability exposure and our insurance may not cover all potential claims.
•We are exposed to significant uninsured liabilities.
•We are exposed to a variety of risks relating to our international sales and operations.
•We may be subject to continuing contingent liabilities of Integra.
•Our sales volumes and our operating results may fluctuate.
•We must maintain high levels of inventory, which could consume a significant amount of our resources and reduce our cash flows.
•Our future financial results could be adversely affected by impairments or other charges.
•Our future capital needs are uncertain and we may need to raise additional funds in the future, and such funds may not be available on acceptable terms or at all.
•We are subject to stringent medical device regulation and any adverse regulatory action may materially and adversely affect our financial condition and business operations.
•There is no guarantee that the FDA will grant 510(k) clearance or premarket approval, or that equivalent foreign regulatory authorities will grant the foreign equivalent, of our future products.
•Certain of our products are derived from human tissue or contain materials derived from animal sources and are or could be subject to additional regulations.
•Clinical studies are expensive and their results may not support our product candidate claims.
•If the third parties on which we rely to conduct our clinical studies do not perform as contractually required or expected, we may not commercialize our products.
•Oversight of the medical device industry might affect the way we sell medical devices and compete in the marketplace.
•Unfavorable negative publicity concerning both alleged improper methods of tissue recovery from donors and disease transmission from donated tissue could limit widespread acceptance of some of our products.
•We are subject to a wide range of requirements, regulations and laws due to our international operations.
•Regulations related to “conflict minerals” may force us to incur additional expenses, may make our supply chain more complex and may result in damage to our reputation with customers.
•We are subject to requirements relating to hazardous materials which may impose significant compliance costs on us.
•Our intellectual property rights may not provide meaningful commercial protection for our products.
•Intellectual property in our industry has been the source of litigation and other disputes, which is inherently costly and unpredictable.
•We may be subject to claims by third parties asserting that we have misappropriated their intellectual property.

•Our stock price has been and may continue to be volatile.
•Your ownership percentage may be diluted, including by our issuance of preferred stock with terms that could dilute the voting power or reduce the value of our common stock.
•We do not anticipate paying cash dividends.
Risks Related to the COVID-19 Pandemic
Our business, financial condition and results of operations will continue to be materially and adversely impacted in the near-term, and could be materially and adversely impacted in the long-term, by the COVID-19 pandemic.
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
Because of the pandemic, surgeons and their patients were required, and in certain regions continue to be required, or are choosing, to defer procedures in which our products otherwise could be used, and many facilities that specialize in the procedures in which our products otherwise could be used temporarily closed or continue to be temporarily closed or operating at reduced hours. In addition, even after the pandemic subsides and/or governmental orders no longer prohibit or recommend against performing such procedures, patients may continue to defer such procedures out of concern of being exposed to COVID-19 or for other reasons. Deferrals of elective surgeries could result in delayed product launches if it takes longer than anticipated to collect feedback following an alpha launch. Further, facilities at which our products typically are used may not reopen or, even if they reopen, patients may elect to have procedures performed at facilities that are, or are perceived to be, lower-risk, such as ambulatory surgery centers, and our products may not be approved at such facilities, and we may be unable to have our products approved for use at such facilities on a timely basis, or at all.
The effect of the pandemic on the broader economy could also negatively affect demand for procedures using our products, both in the near- and long-term. For example, as a result of the impact of the pandemic, individuals have lost, and others may lose, access to their private health insurance plan if they have lost or lose their job. Any prolonged economic downturn or recession as a result of the pandemic could result in layoffs of employees and a significant increase in unemployment in the United States and elsewhere, which may continue even after the pandemic is contained. An impact to job status may extend for a prolonged period of time, beyond possible coverage periods through COBRA, or where the cost to maintain coverage may not be affordable to an individual. As most of the patients who use our products rely on third-party payors, including government programs and private health insurance plans, to cover the cost of our products, patients may lose coverage to our products, which may harm our business and results of operations.
Workforce limitations and travel restrictions resulting from government actions taken to contain the spread of COVID-19 has and will continue to adversely affect almost every aspect of our business. If a significant percentage of our workforce, or of the workforce of third parties on which we rely, cannot work, including because of illness or travel or government restrictions, our operations may be negatively affected. Because of government restrictions and social distancing guidelines in many countries around the world, there is an increased reliance on working from home for our workforce and on the workforce of third parties on which we rely. In response to state and local restrictions, we implemented work-from-home policies for all employees except certain key essential members involved in business-critical activities. In addition, most of our independent sales agents currently are working largely using virtual and online engagement tools and tactics, which may be less effective than our ordinary, in-person sales and marketing programs. In addition, we reduced access to our hands-on cadaveric training facilities in Carlsbad, California and Wayne, Pennsylvania which, in turn, adversely impacted our ability to educate and train surgeons and sales agents on the proper use of our products (which may make surgeons and sales agents less comfortable using, and therefore less likely to use, our products), and which we expect will also limit our ability to develop, and therefore launch, the products we believe will drive our future revenue growth on the timelines we anticipated previously, or at all. The change in the manner in which our workforce is functioning could also delay the launch of products we plan to launch in 2021 and beyond. It may also cause us not to timely submit required filings, including with the U.S. Securities and Exchange Commission, U.S. Food and Drug Administration (FDA), or other regulatory bodies, both in the U.S. and outside the U.S., any of which by itself may have a negative effect on our business, such as by making us ineligible to conduct an offering under a Form S-3 registration statement, which generally takes less time and is less expensive than other means, such as conducting an offering under a Form S-1 registration statement. In addition, changes impacting workforce function at the FDA and other regulatory bodies, as well as changes impacting workforce function at the facilities at which we seek to have new products approved for use, could adversely impact the timing of when our new products are cleared for marketing and approved for use, either of which could adversely impact the timing of our ability to sell these new products and could have a material and adverse effect on our revenue growth. Conversely, we may face several challenges or disruptions upon a return back to the workplace if and when the pandemic subsides, including re-integration challenges by our employees and distractions to management related to such transition.
Further, disruptions in the manufacture and/or distribution of our products or in our supply chain may occur as a result of the pandemic, including for the reasons above, or other events that result in staffing shortages, production slowdowns, stoppages, or disruptions in delivery systems, any of which could materially and adversely affect our ability to manufacture and/or distribute our products, or to obtain the raw materials and supplies necessary to manufacture and/or distribute our products, in a timely manner, or at all. See “Risks Related to Manufacturing, Commercial Operations and Commercialization - If any of our manufacturing, development or research facilities are damaged and/or our manufacturing processes are interrupted, we could experience supply disruptions, lost revenues and our business could be seriously harmed” and “Risks Related to Manufacturing, Commercial Operations and Commercialization - We depend on a limited number of third-party suppliers for processing activities, components and raw materials and losing any of these suppliers, or their inability to provide us with an adequate supply of materials that meet our quality and other requirements, could harm our business” below.
We may also experience other unknown adverse impacts from the pandemic that cannot be predicted. For example, hospitals and other facilities at which we sell our products may renegotiate their purchase prices, including as a result of, or the perception they may be suffering, financial difficulty as a result of the pandemic. Similarly, facilities at which we seek to sell our products in the future may require price reductions relative to the price at which we previously expected to sell our products. Reduction in the prices at which we sell products to existing customers may have a material and adverse effect on our future financial results and reductions in the prices at which we expected to sell products to anticipated customers may have a material and adverse effect on our expectations for revenue growth. See “Risks Related to Pricing and Reimbursement and Industry Trends - Changes in third-party payment systems and in the healthcare industry may require us to decrease the selling price for our products, may reduce the size of the market for our products, or may eliminate a market, any of which could have a material and adverse effect on our financial performance” below.
Further, the global capital markets experienced, and we expect will continue to experience, disruption and volatility due to the pandemic, adversely impacting access to capital not only for us, but also for our customers and suppliers who need access to capital. Their inability to access capital in a timely manner, or at all, could adversely impact demand for our products and/or adversely impact our ability to manufacture and/or supply our products, any of which could have a material and adverse effect on our business. See “Risks Related to our Financial Results and Needs for Financing - Our future capital needs are uncertain and we may need to raise additional funds in the future, and such funds may not be available on acceptable terms or at all,” below.
The full extent to which the pandemic will, directly or indirectly, impact our business, results of operations and financial condition, including our sales, expenses, supply chain integrity, manufacturing capability, research and development activities, and employee-related compensation, is highly uncertain and cannot be predicted with reasonable accuracy at this time and will depend on future developments that are also highly uncertain and cannot be predicted with reasonable accuracy at this time, including, without limitation: (a) new information that may emerge concerning COVID-19, its contagiousness and/or virulence; (b) resurgences in COVID-19 transmission and infection following the easing or lifting of “stay-at-home” or other restrictions or following resumption of surgical procedures, whether as a result thereof, as a result of reinfection, as a result of a delay in the emergence of symptoms following infection (or reinfection) by COVID-19, or as a result of its ability to lay dormant following infection (or reinfection), and the adverse impact the foregoing may have on our business and financial condition, including because of the adverse impact on patients’ willingness to undergo procedures in which our products could be used; (c) actions required or recommended to contain or treat COVID-19, in light of any or all of the foregoing or other as-yet unanticipated developments, whether related to COVID-19 directly or indirectly; and (d) the direct and indirect economic impact, both domestically and abroad, of COVID-19 as a result of any or all of the foregoing, including actions taken by local, state, national and international governmental agencies, whether such impact affects customers, suppliers, or markets generally.
The pandemic also heightens the risks in certain of the other risk factors described in this report.

Risks Related to Product Development
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
•obtain regulatory clearance and/or approvals for new products or product enhancements or modifications in a timely manner;
•achieve timely alpha and/or full commercial launches of new products;
•provide adequate training to potential users of new products and product enhancements or modifications;
•receive adequate reimbursement approval of third-party payors such as Medicaid, Medicare and private insurers; and
•develop an effective marketing and distribution network.
If we cannot develop technically and commercially viable new products and enhancements or modifications to our existing products on a consistent basis and before our competitors, our prospects could be materially and adversely affected. Our ability to develop and launch new products and enhancements in a timely and consistent manner may be adversely impacted due to the effects of the COVID-19 pandemic in light of the reduced access to our hands-on cadaveric training facilities in Carlsbad, California and Wayne, Pennsylvania, or if we are required to or elect to temporarily close them, the change in the manner in which our workforce is functioning and the changes impacting workforce function at the FDA and other regulatory bodies, as well as changes impacting workforce function at the facilities at which we seek to have new products approved for use.
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
In general, unless an exemption applies, a medical device and modifications to the device or its indications must receive either premarket approval or premarket clearance from the FDA before it can be marketed in the U.S. While in the past we have received such clearances, we may not succeed in the future in receiving approvals and clearances in a timely manner, or at all. The process of obtaining approval or clearance from the FDA and comparable foreign regulatory agencies for new products, or for enhancements or modifications to existing products, could:
•take significant time;
•require the expenditure of substantial resources;
•involve rigorous and expensive pre-clinical and clinical testing, as well as post-market surveillance;
•involve modifications, repairs or replacements of our products; and

•result in limitations on the indicated uses of our products.
Some of our new products will require FDA 510(k) clearance or approval of a premarket approval application, or PMA, prior to being marketed. Any modification to a 510(k)-cleared device that could significantly affect its safety or effectiveness, including significant design and manufacturing changes, or that would constitute a major change in its intended use, design or manufacture, requires a new 510(k) clearance or, possibly, approval of a PMA. Similarly, modifications to PMA-approved products may require submission and approval of a PMA supplement. The FDA requires every manufacturer to determine whether a new 510(k) or PMA is needed in the first instance, and the FDA has issued guidance on assessing modifications to 510(k)-cleared and PMA-approved devices to assist manufacturers with making these determinations. However, the FDA may review any such determination and the FDA may not agree with our determinations regarding whether new clearances or approvals are necessary. We have modified some of our 510(k)-cleared products and have determined, based on our understanding of FDA guidance, that certain changes did not require new 510(k) clearances. If the FDA disagrees with our determination and requires us to seek new 510(k) clearances, or PMA approval, for modifications to our cleared products, we may have to stop marketing or distributing our products, we may need to recall the modified product until we obtain clearance or approval, and we may be subject to significant regulatory fines or penalties. Significant delays in receiving clearance or approval, or failing to receive clearance or approval for our new products would have a material and adverse effect on our ability to expand our business.
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
In the EEA, we must inform the Notified Body that carried out the conformity assessment of the medical devices we market or sell in the EEA of any planned substantial change to our quality system or any significant change to our devices. The Notified Body will then assess the change and verify whether it affects the products’ conformity with the Essential Requirements or the conditions for the use of the device. If the assessment is favorable, the Notified Body may issue a new CE Certificate of Conformity or an addendum to the existing CE Certificate of Conformity. If it is not, we may not be able to continue to market and sell the applicable product in the EEA, which could have a material and adverse effect on our business, results of operations and financial condition.
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
Further, the COVID-19 pandemic and associated shelter-in-place orders could limit or restrict our ability or the ability of others on which we rely to initiate, conduct or continue our clinical studies of some of our products. Delays and disruption in such studies could result in delays for expanded FDA and other regulatory clearance or approval of our products.
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
Risks Related to Manufacturing, Commercial Operations and Commercialization
We operate in an industry and in market segments that are highly competitive and we may not compete successfully.
There is intense competition among medical device companies that serve the spinal surgery market. We compete with established medical technology companies, as well as earlier-stage companies that often have differentiated technology and potentially superior solutions for the challenges facing our neurosurgeon and orthopedic spine surgeon customers and their patients. Our primary competitors include Alphatec Spine, Baxter, Bioventus, Cerapedics, DePuy Synthes Spine (a Johnson & Johnson company), Globus Medical, Medtronic, NuVasive, Orthofix, Stryker, Surgalign, XTANT Medical, Zimmer-Biomet and many smaller, biologically-focused companies.
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
Our competitive position depends on our ability to achieve market acceptance for our current and future products. Market acceptance for any of our products requires, among other things, that we timely secure regulatory clearance and/or approval; demonstrate the value of our products, both to our surgeon customers and payors, which may require that we collect clinical data and/or conduct clinical studies; effectively educate and train our surgeon customers and their staff on the proper use of our products; obtain and maintain coverage and adequate reimbursement for our products, both within and outside the U.S., including under Medicare and Medicaid and from private payors; attract and retain a network of independent sales agents and stocking distributors focused on neurosurgeons and orthopedic spine surgeons; develop and execute an effective marketing strategy; protect the proprietary positions of our products, including through patent protection; and consistently produce quality products in sufficient quantities to meet demand. Significant risks are associated with each of these activities and other activities required to achieve market acceptance of both our current and future products, including risks inherent in collaborations, such as with restor3d, Inc. and 7D Surgical, Inc., or use of nascent manufacturing or imaging techniques, such as additive processing (more commonly known as 3D printing) or advanced optical technologies and machine version-based registration algorithms. Some of these risks are more fully described elsewhere in this “Risk Factors” section.
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
Neurosurgeons and orthopedic spine surgeons play a significant role in determining the course of treatment and, ultimately, the product used to treat a patient. As a result, our success depends, in large part, on demonstrating to these surgeons the value of our products in the treatment of their patients. To do so requires that we continue to invest in medical education and training and, along with our independent sales agents and stocking distributors, demonstrate the merits of our products and underlying technology compared to those of our competitors. The primary manner in which we offer to educate and train surgeons and their staff on the proper use of our products is at our hands-on cadaveric training facilities in Carlsbad, California and Wayne, Pennsylvania. During 2020, those facilities were temporarily closed due to the pandemic. Access to those facilities continues to be reduced due to the pandemic and in the future we may be required to or elect to temporarily close one or both of them due to the pandemic. Any limits on our ability to use either or both of those facilities will adversely affect our ability to effectively demonstrate the merits of our products compared to those of our competitors.
Surgeons who do not use our products may be hesitant to do so for the following or other reasons:
•lack of experience with our products, techniques, or technologies, or with the equipment necessary to use any of the foregoing;
•existing relationships with those who sell competitive products;
•the time required for surgeon and medical staff education and training on new products, techniques and equipment and technologies;
•lack or perceived lack of clinical evidence supporting patient benefit relative to competing products;
•our products not being included on hospital formularies, in integrated delivery networks or on group purchasing organization preferred vendor lists;
•less attractive coverage and/or reimbursement within healthcare payment systems for our products and procedures compared to other products and procedures;
•other costs associated with introducing new products and the equipment necessary to use new products; and
•perceived risk of liability that could be associated with the use of new products, techniques or technologies.

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
Although we believe our training methods for surgeons are conducted in compliance with FDA and other applicable regulations developed both nationally and in third countries, if the FDA or other regulatory agency determines that our training constitutes promotion of an unapproved use or promotion of an intended purpose not covered by the CE mark affixed to our products or FDA approved labeling, they could request that we modify our training or subject us to regulatory enforcement actions, including the issuance of a warning letter, injunction, seizure, civil fine and criminal penalty. See also “Risks Related to Non-Compliance with Laws and Regulations - Oversight of the medical device industry might affect the way we sell medical devices and compete in the marketplace" below.
If we are unable to maintain and expand our network of independent sales agents and stocking distributors, we may not maintain or grow our revenue.
Our ability to generate revenue depends on the sales and marketing efforts of independent sales agents and stocking distributors. Some of our independent sales agents account for a significant portion of our sales volume. If our independent sales agents and stocking distributors fail to adequately promote, market and sell our products, our sales could significantly decrease. Due to the impacts of the COVID-19 pandemic, most of our independent sales agents currently are working largely using virtual and online engagement tools and tactics, which may be less effective than our ordinary, in-person sales and marketing programs.
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
Generally, we have obtained 510(k) clearance to manufacture, market and sell the products we market in the U.S. and the right to affix the CE mark to the products we market in the European Economic Area, or EEA. To date, we have not been required to generate new clinical data to support our 510(k) clearances, CE marks, or product registrations in other countries. However, the EU Medical Device Regulations, which will replace the existing medical device directives in May 2021, require submission of certain pre- and post-market data to maintain our CE marks. Additionally, we recently completed an analysis of which of our product systems will require submission of clinical data pursuant to MEDDEV 2.7.1 rev 4, which sets forth the European Commission’s guidance on the clinical evaluation of medical devices. Accordingly, and in line with our vision to deliver clinical value, we have commenced clinical data collection activities for certain of our marketed products as more fully described elsewhere in this "Risk Factors" section.
In part due to the increased emphasis on the delivery of more cost-effective treatments, purchasing decisions of our customers increasingly will be based on clinical data that demonstrates the value of our products or the effectiveness of our products relative to others. Conducting clinical studies is expensive and time-consuming and outcomes are uncertain. See “Risks Related to Product Development - Clinical studies are expensive and subject to extensive regulation and their results may not support our product candidate claims or may result in the discovery of adverse effects,” above. We may elect not to, or may be unable to, fund the clinical studies necessary to generate the data required for all of our products to compete effectively, in part due to the breadth of our product portfolio. Currently, we do not expect to undertake such clinical studies for all of our products and only expect to do so where we anticipate the benefits will outweigh the costs on a risk-adjusted basis. However, even when we elect and are able to fund such clinical studies on one or more of our products, such studies may not succeed. Data we generate may not be consistent with our existing data and may demonstrate less favorable safety or efficacy, which could reduce demand for our products and negatively impact future sales. Neurosurgeons and orthopedic spine surgeons may be less likely to use our products if more robust, or any, clinical data supporting the safety and efficacy of competing products is available. If we are unable to or unwilling to generate clinical data supporting the safety and effectiveness of our products, our business, results of operations and financial condition could be materially and adversely affected.
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
Damage to our manufacturing, development or research facilities or disruption to our business operations for any reason, including due to natural disaster (such as earthquake, wildfires and other fires or extreme weather), power loss, communications failure, unauthorized entry or other events, such as a flu or other health epidemic (such as the result of the COVID-19 pandemic), could cause us to discontinue development and/or manufacturing of some or all of our products for an undetermined period of time. The property damage and business interruption insurance coverage on these facilities that we maintain might not cover all losses under such circumstances, and we may not be able to renew or obtain such insurance in the future on acceptable terms with adequate coverage or at reasonable costs. If our facilities were damaged, they could be difficult to replace and could require substantial lead time to repair or replace. In particular, we manufacture our orthobiologics products in one facility in Irvine, California and any damage to that facility could adversely affect our ability to timely satisfy demand for those products. Out of an abundance of caution in October 2020, we relocated part of our orthobiologics finished goods inventory from our Irvine facility to our Carlsbad office due to the threat of the Silverado Fire that was causing evacuations throughout Orange County, California. Disruptions to our business operations may result from damage to the facilities of, or disruption to the business operations of, our suppliers. For example, if we are unable to obtain disposables or other materials required to maintain “clean room” sterility in our Irvine facility, we may be unable to continue to manufacture products at that facility, which products account for approximately 50% of our total revenue. Any significant disruption to our manufacturing operations and to our ability to meet market demand likely would have an adverse impact on our sales and revenues as key stakeholders, including our independent sales agents and stocking distributors and surgeon customers, transition to what they perceive as more reliable sources of products.

We depend on a limited number of third-party suppliers for processing activities, components and raw materials and losing any of these suppliers, or their inability to provide us with an adequate supply of materials that meet our quality and other requirements, could harm our business.
Outside suppliers, some of whom are sole-source suppliers, such as PcoMed (discussed below), provide us with products and raw materials and components used in manufacturing our orthobiologics and spinal implant products. We strive to maintain sufficient inventory of products, raw materials and components so that our production will not be significantly disrupted if a particular product, raw material or component is not available to us for a period of time, including as a result of a supplier's loss of its ISO or other certification or as a result of any of the disruptions described above under the risk factor titled “If any of our manufacturing, development or research facilities are damaged and/or our manufacturing processes are interrupted, we could experience supply disruptions, lost revenues and our business could be seriously harmed.” In addition, some of our suppliers may choose to discontinue making their products available in the EU rather than follow MDR, which would require us to identify alternate supply sources for those products. Any such disruption in our production could harm our reputation, business, financial condition and results of operations.
We have historically received, and expect to continue to receive, certain surface technology that is incorporated into our NanoMetalene products under a supply agreement with PcoMed. The net sales of our NanoMetalene products that incorporated such technology represented approximately 12% of our revenue for the year ended December 31, 2020. We entered into a new supply agreement with PcoMed on March 1, 2021, which terminates in January 2024. PcoMed currently serves as our sole supplier for the technology. If PcoMed is unable to meet our demand for the technology or if the supply of the technology to us is otherwise disrupted for any reason, including because of the termination of our supply agreement, our business could be adversely impacted. Furthermore, if we were to experience a loss of supply of the technology, including because we fail to comply with material obligations under the supply agreement or if it were terminated for any reason, and we were unable to timely identify and obtain an alternative source of supply of FDA-approved comparable technology at an acceptable cost, we could lose rights to technology that is important to our products and our business.
Although we believe there are alternative supply sources, including for the surface technology we currently obtain from PcoMed, replacing our suppliers may be impractical or difficult in many instances. For example, we could have difficulty obtaining similar services or products from other suppliers that are acceptable to the FDA or other foreign regulatory authorities and who are able to provide the appropriate supply volumes at an acceptable cost. In addition, if we are required to transition to new suppliers for certain services or components of our products, the use of services, components or materials furnished by these alternative suppliers could require us to alter our operations, and if we are required to change the manufacturer of a critical component of our products, we will have to verify that the new manufacturer maintains facilities, procedures and operations that comply with our quality and applicable regulatory requirements, which could further impede our ability to manufacture our products in a timely manner. Transitioning to a new supplier could be time-consuming and expensive, may result in interruptions in our operations and product delivery, could affect the performance specifications of our products or could require that we modify the design of those systems.
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
Further, under the FDASIA, which includes the Medical Device User Fee Amendments of 2012, as well as other medical device provisions, all U.S. and foreign manufacturers must have a FDA Establishment Registration and complete Medical Device listings for sales in the U.S. While we believe that our facilities materially comply with these requirements, we also source products from foreign contract manufacturers. It is possible that some of our foreign contract manufacturers will not comply with applicable requirements and choose not to register with the FDA. In such an event, we will need to determine if there are alternative foreign contract manufacturers who comply with the applicable requirements. If such a foreign contract manufacturer is a sole supplier of one of our products, there is a risk that we may not be able to source another supplier.
Furthermore, we rely on a small number of tissue banks accredited by the American Association of Tissue Banks for the supply of human tissue, a crucial component of our orthobiologics products that serve as bone graft substitutes. Any failure to obtain tissue from these sources or to have the tissue processed by these sources for us in a timely manner will interfere with our ability to meet demand for our orthobiologics products effectively. The processing of human tissue into orthobiologics products is labor intensive and maintaining a steady supply stream is challenging. In addition, due to seasonal changes in mortality rates, some scarce tissues used for our orthobiologics products are at times in particularly short supply. If governments require additional donor testing due to COVID-19, this could also strain the supply of tissue. We cannot be certain that our supply of human tissue from our suppliers will be available at current levels or will meet our needs or that we will be able to successfully negotiate commercially reasonable terms with other accredited tissue banks.

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
Risks Related to Pricing and Reimbursement and Industry Trends
Changes in third-party payment systems and in the healthcare industry may require us to decrease the selling price for our products, may reduce the size of the market for our products, or may eliminate a market, any of which could have a material and adverse effect on our financial performance.
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
The trend toward healthcare cost containment through aggregating purchasing decisions and industry consolidation, along with the growth of managed care organizations, has placed increased emphasis on the delivery of more cost-effective medical therapies. For example:
•There has been consolidation among healthcare facilities and purchasers of medical devices, particularly in the U.S. One of the results of such consolidation is that group purchasing organizations, integrated delivery networks and large single accounts use their market power to consolidate purchasing decisions, which intensifies competition to provide products and services to healthcare providers and other industry participants, resulting in greater pricing pressures and the exclusion of certain suppliers from important market segments. For example, some group purchasing organizations negotiate pricing for its member hospitals and require us to discount, or limit our ability to increase, prices for certain of our products. In particular, certain of our DBM products are priced at a premium to competitors' DBM products and a significant price reduction could result in a material adverse effect on our profitability.
•Surgeons increasingly have moved from independent, out-patient practice settings toward employment by hospitals and other larger healthcare organizations, which align surgeons’ product choices with their employers’ price sensitivities and adds to pricing pressures. Hospitals have introduced and may continue to introduce new pricing structures into their contracts to contain healthcare costs, including fixed price formulas and capitated and construct pricing.
•Certain hospitals provide financial incentives to doctors for reducing hospital costs (known as gainsharing), rewarding physician efficiency (known as physician profiling) and encouraging partnerships with healthcare service and goods providers to reduce prices.

•Existing and proposed laws, regulations and industry policies, in both domestic and international markets, regulate or seek to increase regulation of sales and marketing practices and the pricing and profitability of companies in the healthcare industry.
More broadly, other provisions of the Affordable Care Act could meaningfully change the way healthcare is developed and delivered in the U.S., and may adversely affect our business and results of operations. For example, the Affordable Care Act encourages hospitals and physicians to work collaboratively through shared savings programs, such as accountable care organizations, as well as other bundled payment initiatives, which may ultimately result in the reduction of medical device purchases and the consolidation of medical device suppliers used by hospitals. It is unclear what the full impact of the legislation will be. Some of the provisions of the Affordable Care Act have yet to be fully implemented, and certain provisions have been subject to legal and Congressional challenges. Persisting uncertainty with respect to the scope and effect of certain provisions of the Affordable Care Act have made compliance costly. A case challenging the constitutionality of the Affordable Care Act's individual mandate is currently before the Supreme Court of the United States. We cannot predict whether the Affordable Care Act will be repealed, replaced, or modified, or how such repeal, replacement or modification may be timed or structured. The change in Presidential Administration may also result in new agency priorities, rulemakings, and legislation, the scope and effect of which cannot be predicted. As a result, we cannot predict accurately what healthcare programs and regulations will ultimately be implemented at the U.S. federal or state level, or the effect of any future legislation or regulation in the U.S. or elsewhere. However, any changes that have the effect of reducing reimbursements for our products or reducing medical procedure volumes could have a material and adverse effect on our business, financial condition and results of operations.
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
Risks Related to our Financial Results and Need for Financing
We expect to incur losses for the foreseeable future and cannot assure you that we will be able to generate sufficient sales to achieve or sustain profitability.
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
•economic conditions worldwide, including arising from or relating to the effects of the COVID-19 pandemic, which could affect the ability of hospitals and other customers to purchase our products and could result in a reduction in elective and non-reimbursed operative procedures;
•increased competition;
•market acceptance of our existing products, as well as products in development, and the demand for, and pricing of, our products and the products of our competitors;
•costs, benefits and timing of new product introductions;
•the timing of or failure to obtain regulatory clearances or approvals for new products;
•lost sales and other expenses resulting from stoppages in our or third parties’ production, including as a result of product recalls or field corrective actions;
•the availability and cost of components and materials, including raw materials such as human tissue;
•accurate predictions of product demand and production capabilities sufficient to meet that demand;
•our ability to realize expected yield improvements and scrap reduction initiatives that we have undertaken at our Irvine facility;
•higher than anticipated independent sales agent commissions;
•our ability to purchase or manufacture and ship our products efficiently and in sufficient quantities to meet sales demands;
•the timing of our research and development expenditures;
•expenditures for major initiatives;
•reimbursement, changes in reimbursement or denials in coverage for our products by third-party payors, such as Medicare, Medicaid, private and public health insurers and foreign governmental health systems;
•the ability of our independent sales agents and stocking distributors to achieve expected sales targets and for new agents and stocking distributors to become familiar with our products in a timely manner;
•peer-reviewed publications discussing the clinical effectiveness of our products;
•inspections of our manufacturing facilities for compliance with the FDA's Quality System Regulations (Good Manufacturing Practices), which could result in Form 483 observations, warning letters, injunctions or other adverse findings from the FDA or equivalent foreign regulatory bodies, and corrective actions, procedural changes and other actions, including product recalls, that we determine are necessary or appropriate to address the results of those inspections, any of which may affect production and our ability to supply our customers with our products;
•the costs to comply with new regulations from the FDA or equivalent foreign regulatory bodies, such as the requirements to establish a unique device identification system to adequately identify medical devices through their distribution and use;
•the increased regulatory scrutiny of certain of our products, including products we manufacture for others, which could result in their being removed from the market;
•fluctuations in foreign currency exchange rates; and
•the impact of acquisitions, including the impact of goodwill and intangible asset impairment charges, if future operating results of the acquired businesses are significantly less than the results anticipated at the time of the acquisitions.
In addition, we may experience meaningful variability in our sales and gross profit among quarters, as well as within each quarter, as a result of several factors, including but not limited to (and in addition to those listed above):
•the number of products sold in the quarter;
•the unpredictability of sales of full sets of spinal implants and instruments to our international stocking distributors; and
•the number of selling days in the quarter.
We must maintain high levels of inventory, which could consume a significant amount of our resources and reduce our cash flows.

Because we maintain substantial inventory levels to meet the needs of our customers, we are subject to the risk of inventory excess, obsolescence and shelf-life expiration. Many of our spinal implant products come in sets. Each set includes a significant number of components in various sizes so that the surgeon may select the appropriate spinal implant based on the patient’s needs. In a typical surgery, not all of the implants in the set are used, and therefore certain sizes of implants placed in the set or that we purchase for replenishment inventory may become obsolete before they can be used. In addition, to market our products effectively, we often must provide hospitals and independent sales agents with consigned sets that typically consist of spinal implants and instruments, including products to ensure redundancy and products of different sizes. Further, our orthobiologics products have expiration dates, which range from one to five years, and these products may expire before they can be used. If a substantial portion of our inventory is deemed excess, becomes obsolete or expires, it could have a material adverse effect on our earnings and cash flows due to the resulting costs associated with the inventory impairment charges and costs required to replace such inventory. Further, as we increasingly launch new products and product systems, we may cannibalize older products and product systems, which could exacerbate excess and obsolete charges.
Our future financial results could be adversely affected by impairments or other charges.
We assess periodically impairment of our long-lived assets, including finite-lived intangible assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. As of December 31, 2020, we had $13.9 million of net finite-lived intangible assets, consisting of technology and customer relationships. In addition, we continually assess the profitability of our product lines and, after such assessment, may discontinue certain products or product lines in the future. As a result, we may record impairment charges or accelerate amortization on certain technology-related intangible assets in the future. Impairment charges as a result of any of the foregoing could be significant and could have a material and adverse effect on our reported financial results for the period in which the charge is taken, which could have a material and adverse effect on the market price of our common stock.
Continuing economic instability, including challenges faced by European countries, may adversely affect the ability of hospitals and other customers to access funds or otherwise have available liquidity, which could reduce orders for our products or impede our ability to obtain new customers, particularly in European markets.
Continuing economic instability, including challenges faced by European countries and challenges arising from the COVID-19 pandemic, may adversely affect the ability of hospitals and other customers to access funds to enable them to fund their operating budgets. As a result, hospitals and other customers may reduce budgets or put all or part of their budgets on hold or close their operations, which could have a negative effect on our sales and could impede our ability to obtain new customers, particularly in European markets. Governmental austerity policies in Europe and other markets have reduced and could continue to reduce the amount of money available to purchase medical products, including our products. If such conditions persist, they could have a material and adverse effect on our business, financial condition and results of operations.
Our future capital needs are uncertain and we may need to raise additional funds in the future, and such funds may not be available on acceptable terms or at all.
We believe that our cash and cash equivalents and the amount currently available to us under our amended and restated credit agreement with Wells Fargo, N.A. will be sufficient to meet our projected operating requirements over the next 12 months. That said, continued expansion of our business will be expensive, and we likely will seek additional capital. Our capital requirements will depend on many factors, including, but not limited to:
•the revenue generated by sales of our products;
•the costs associated with expanding our sales and marketing efforts;
•the expenses we incur in procuring, manufacturing and selling our products;
•the scope, rate of progress and cost of our clinical studies;
•the cost of obtaining and maintaining regulatory approval or clearance of our products and products in development;
•the costs associated with complying with state, federal and international laws and regulations, including increased costs associated with the United Kingdom's exit from the European Union and the European Union's new Medical Device Regulations;
•the cost of filing and prosecuting patent applications and defending and enforcing our patent and other intellectual property rights;
•the cost of defending, in litigation or otherwise, any claims that we infringe third-party patent or other intellectual property rights;
•the cost of enforcing or defending against non-competition claims;
•the number and timing of acquisitions and other strategic transactions;
•the costs associated with increased capital expenditures, including fixed asset purchases of instrument sets which we consign to hospitals and independent sales agents to support surgeries; and
•anticipated and unanticipated general and administrative expenses, including insurance expenses.
We may seek to raise additional capital to:
•maintain, and, where necessary, increase appropriate product inventory and spinal instruments levels;
•fund our operations and clinical studies;
•continue, and, where appropriate, increase our research and development activities;
•file, prosecute and defend our intellectual property rights, and defend, in litigation or otherwise, any claims that we infringe third-party patents or other intellectual property rights;
•address the FDA or other governmental, legal or enforcement actions and remediate underlying problems and address investigations or inquiries into sales and marketing practices from governmental agencies worldwide;
•commercialize our new products, if any such products receive regulatory clearance or approval for sale; and
•acquire companies' new products, technology or intellectual property.
Such capital, which we may seek to raise through public or private equity offerings, issuing debt or existing, expanded or new credit facilities, or other sources, may not be available to us on favorable terms, or at all. For example, LIBOR is one of the reference rates under our credit agreement and is the subject of recent proposals for reform that could impact the interest rate we pay under the credit agreement.  To the extent we have outstanding borrowings under the credit agreement at the time a LIBOR alternative becomes applicable, our borrowing costs under the credit agreement may increase. In addition, our credit agreement prohibits us from incurring indebtedness without the lender’s consent. If we issue equity securities to raise additional capital, our existing stockholders may experience dilution, and the new equity securities may have rights, preferences and privileges senior to those of our existing stockholders. See “Risks Related to Owning Our Common Stock-Your percentage of ownership in us may be diluted in the future and issuances of substantial amounts of our common stock, or the perception that such issuances may occur, could cause the market price of our common stock to decline significantly, even if our business is performing well.,” and “Risks Related to Owning Our Common Stock-We may issue preferred stock with terms that could dilute the voting power or reduce the value of our common stock,” below. If we raise additional capital through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to our products, potential products or proprietary technologies, or grant licenses on terms that are not favorable to us. If we cannot raise capital on acceptable terms, we may not be able to develop or enhance our products, execute our business plan, take advantage of future opportunities or respond to competitive pressures, changes in our supplier relationships or unanticipated customer requirements. Any of these events could adversely affect our ability to achieve our business and financial goals or to achieve or maintain profitability, and could have a material and adverse effect on our business, results of operations and financial condition.
Our PPP loan may not be forgiven and may subject us to challenges and investigations regarding qualification for the loan.
In April 2020, due to the economic uncertainty resulting from the impact of the COVID-19 pandemic on our operations and to support our ongoing operations and retain all employees, we applied for, and received, a loan under the Paycheck Protection Program (PPP) of the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) administered by the U.S. Small Business Administration (SBA). The original principal amount of the loan was $7.2 million; we subsequently repaid $1.0 million. Under the terms of the PPP, subject to specified limitations, the loan may be forgiven if the proceeds are used in accordance with the CARES Act, including for qualifying expenses, which include payroll costs, rent, and utility costs, over the allowable measurement period following receipt of the loan proceeds. In October 2020, we applied for forgiveness of the entire loan. No assurance is provided that we will obtain forgiveness of the loan in whole or in part. Any unforgiven portion of the loan is payable over five years at an interest rate of 1%, with a deferral of payments until the date the lender receives the applicable forgiven amount from the SBA.
The PPP loan application required us to certify that the current economic uncertainty made the loan request necessary to support our ongoing operations. We made this certification in good faith after carefully considering the facts and circumstances, and although we believe we satisfied all eligibility criteria for the PPP loan and our receipt of the PPP loan is consistent with the objectives of the PPP, the certification described above does not contain objective criteria and is subject to interpretation. Further, following the date we applied for the PPP Loan, the SBA issued updated guidance regarding the PPP, including regarding required borrower certifications and requirements for loan forgiveness. The SBA stated that it is unlikely that a public company with substantial market value and access to capital markets will be able to make the required certification in good faith, and that all PPP loans in excess of $2 million will be subject to review by the SBA for compliance with program requirements. The lack of clarity regarding loan eligibility under the PPP resulted in significant media coverage and controversy regarding public companies applying for and receiving PPP loans. When we applied for forgiveness of the loan we were required to make certain certifications that will be subject to audit and review by governmental entities and could subject us to significant penalties and liabilities if found to be inaccurate. In addition, if despite our good faith belief that we satisfied all eligibility requirements for the PPP loan, we are found to have been ineligible to receive it or in violation of any of the laws or regulations that apply to us in connection with the PPP loan, including the False Claims Act, we may be subject to penalties, including significant civil, criminal and administrative penalties, and could have to repay the PPP loan upon demand. If we are audited or reviewed by the U.S. Department of the Treasury or the SBA, such audit or review could result in the diversion of management's time and attention, generate negative publicity and cause us to incur legal and reputational costs. In addition, our receipt of the PPP loan may result in adverse publicity and damage to our reputation. Any of these events could harm our business, results of operations and financial condition.
Risks Related to our International Operations
We are exposed to a variety of risks relating to our international sales and operations.
During the year ended December 31, 2020, approximately 10% of our net revenue was attributable to our international sales and operations. We are seeking to increase our international sales over the foreseeable future. Our international business operations are subject to a variety of risks, including:
•difficulties in staffing and managing foreign and geographically dispersed operations;
•having to comply with various U.S. and international laws, including the U.S. Foreign Corrupt Practices Act of 1977 and anti-money laundering laws (see also, “Our international operations subject us to laws regarding sanctioned countries, entities and persons, customs and import-export practices, laws regarding transactions in foreign countries, the Foreign Corrupt Practices Act of 1977 and local anti-bribery and other laws regarding interactions with healthcare professionals, and product registration requirements” below);
•having to comply with export control laws, including, but not limited to, the Export Administration Regulations and trade sanctions against embargoed countries, which are administered by the Office of Foreign Assets Control within the Department of the Treasury, as well as the laws and regulations administered by the Department of Commerce;
•complex data privacy requirements, including, but not limited to, the EU General Data Protection Regulation;
•differing regulatory requirements for obtaining clearances or approvals to market our products;
•changes in, or uncertainties relating to, foreign rules and regulations that may impact our ability to sell our products, perform services or repatriate profits to the United States;
•tariffs, trade barriers and export regulations that adversely impact, and other regulatory and contractual limitations on, our ability to sell our products in certain foreign markets, the scope and consequences of which are subject to changing agendas of political, business and environmental groups;
•fluctuations in foreign currency exchange rates;
•limitations on or increase of withholding and other taxes on remittances and other payments by foreign subsidiaries or joint ventures;
•differing multiple payer reimbursement regimes, government payers or patient self-pay systems;
•differing labor laws and standards;
•economic, political or social instability in foreign countries and regions;
•an inability, or reduced ability, to protect our intellectual property, including any effect of compulsory licensing imposed by government action; and
•availability of government subsidies or other incentives that benefit competitors in their local markets that are not available to us.

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
As a result of our international sales and operations, we generate revenues in various foreign currencies including euros, British pounds, and Swiss francs, and in U.S. dollar-denominated transactions conducted with customers who generate revenue in currencies other than the U.S. dollar. We also incur operating expenses in euros. We cannot predict accurately the consolidated effects of exchange rate fluctuations upon our future operating results because of the variability of currency exposure in our revenues and operating expenses and the potential volatility of currency exchange rates, which is subject to increased volatility in light of the COVID-19 pandemic. Although we address currency risk management through regular operating and financing activities, those actions may not prove to be fully effective. In addition, for those foreign customers who purchase our products in U.S. dollars, currency exchange rate fluctuations between the U.S. dollar and the currencies in which those customers do business may have a negative effect on the demand for our products in foreign countries where the U.S. dollar has increased in value compared to the local currency. Converting our earnings from international operations to U.S. dollars for use in the U.S. can also raise challenges, including problems moving funds out of the countries in which the funds were earned and difficulties in collecting accounts receivable in foreign countries where the usual accounts receivable payment cycle is longer. To date, we have not used risk management techniques to hedge the risks associated with foreign currency exchange rate fluctuations. Even if we implemented hedging strategies, not every exposure can be hedged and, where hedges are put in place based on expected foreign currency exchange exposure, they are based on forecasts that may vary or that may later prove to have been inaccurate. As a result, fluctuations in foreign currency exchange rates or our failure to successfully hedge against these fluctuations could have a material adverse effect on our operating results and financial condition.
Risks Related to Privacy and Security
We depend on information technology and if our information technology fails to operate adequately or fails to properly maintain the integrity of our data, our business could be materially and adversely affected.

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
In response to the COVID-19 pandemic, we have modified our business practices and implemented telework policies wherever possible for appropriate categories of "nonessential" employees to minimize the disruption to our operations, to the extent possible. The continuation of these telework policies for "nonessential employees" also introduces additional operational risk, including increased cybersecurity risk. These cyber risks may include, among other risks, greater phishing, malware, and other cyber-attacks, vulnerability to or disruptions of our information technology infrastructure and systems to support remote operations, increased risk of unauthorized access, use or dissemination of confidential information, limited ability to restore the systems in the event of a systems failure or interruption, greater risk of a security breach resulting in destruction, alteration or misuse of valuable information, including proprietary business information and personally identifiable information of individuals, all of which could expose us to risks of data or financial loss, litigation and liability.
The regulatory environment governing information, security and privacy laws is increasingly demanding and continues to evolve. A number of states have adopted laws and regulations that may affect our privacy and data security practices regarding the use, disclosure and protection of personally identifiable information. For example, the EU’s General Data Protection Regulation (GDPR), which applies to any company established in the EU as well as any company outside the EU that processes personal data in connection with the offering of goods or services to individuals in the EU, imposes strict obligations on the processing of personal data, including personal health data, and the free movement of such data. The GDPR imposes substantial fines for breaches of data protection requirements, which can be up to four percent of global revenue or 20 million euros, whichever is greater, and it also confers a private right of action on data subjects for breaches of data protection requirements. We are also subject to the California Consumer Privacy Act (the CCPA), which went into effect on January 1, 2020. On November 3, 2020, California passed the California Privacy Rights Act (the CPRA), which builds on the CCPA and expands consumer privacy rights to more closely align with the EU’s GDPR. The CPRA will go into effect on January 1, 2023 and will apply to information collected on or after January 1, 2022. The CCPA and CPRA, among other things, create new data privacy obligations for covered companies and provides new privacy rights to California residents, including the right to opt out of certain disclosures of their information. The CCPA also created a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. It remains unclear what, if any, additional modifications will be made to the CPRA by the California legislature or how it will be interpreted. Therefore the effects of the CCPA and CPRA are significant and will likely require us to modify our data processing practices, and may cause us to incur substantial costs and expenses to comply.

If our IT systems are compromised, due to a data breach or otherwise, we could be subject to legal claims or proceedings, liability under laws that protect the privacy of personal information (such as the CCPA, GDPR and CPRA) government enforcement actions and regulatory penalties, fines, damages, and enforcement actions, and we could lose trade secrets or other confidential information, the occurrence of any of which could have a material and adverse effect on our business, financial condition and results of operations. Unauthorized access, loss or dissemination could also interrupt our operations, including our ability to bill our customers, provide customer support services, conduct research and development activities, process and prepare company financial information, manage various general and administrative aspects of our business, and could damage our reputation, any of which could adversely affect our business.
Risks Related to Non-Compliance with Laws and Regulations
We are subject to stringent domestic and foreign medical device regulation and any adverse regulatory action may materially and adversely affect our financial condition and business operations.
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
The European Union adopted the MDR in 2017, which will replace the existing medical device directives in May 2021. Devices with valid CE certificates issued under the directive before May 2021 may remain on the market until their certificates expire (but no later than May 2024). The MDR will change many aspects of the existing regulatory framework, imposing stricter pre-market and post-market requirements for medical devices such as ours. Penalties may be severe, including fines and criminal sanctions. Compliance with the new regulations may require us to incur significant costs, and failure to meet the requirements could limit our ability to distribute products in the European Union. In addition, until a completed mutual recognition agreement exists between Switzerland and the EU, Switzerland will be considered a Third Country. This may lead to additional import/export requirements or unavailability of product in Switzerland if that product is made available in the EU under the MDR.
Further, our suppliers also are subject to a wide array of regulatory and other requirements, including quality control, quality assurance, the maintenance of records and documentation, and unscheduled inspections by governmental agencies, including the FDA, state authorities and comparable agencies in other countries. Our suppliers may be unable to comply with these requirements and with other FDA, state and foreign regulatory requirements. We have little control over their ongoing compliance with these regulations. Their failure to comply may expose us to regulatory action and other liability, including fines and civil penalties, suspension of production, suspension or delay in new product approval or clearance, product seizure or recall, or withdrawal of product approval or clearance.
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
Because of the absence of a harmonized regulatory framework and the proposed regulation for advanced therapy medicinal products in the European Union, or EU, as well as for other countries, the approval process in the EU for human-derived cell or tissue-based medical products could be extensive, lengthy, expensive and unpredictable. Among others, some of our orthobiologics products are subject to EU member states’ regulations that govern the donation, procurement, testing, coding, traceability, processing, preservation, storage and distribution of HCT/Ps. These EU member states’ regulations include requirements for registration, listing, labeling, adverse-event reporting and inspection and enforcement. Some EU member states have their own tissue banking regulations, including new requirements related to COVID-19 and donor screening. Non-compliance with various regulations governing our products in any EU member state could result in the banning of our products in such member state or enforcement actions being brought against us, which could have a material and adverse effect on our business, results of operations and financial condition.

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
The FDA, the U.S. Office of the Inspector General for the U.S. Department of Health and Human Services, the U.S. Department of Justice and other regulatory agencies actively enforce regulations prohibiting the promotion of a medical device for a use that has not been cleared or approved by the FDA. Use of a device outside its cleared or approved indications is known as “off-label” use. Physicians may prescribe our products for off-label uses, as the FDA does not restrict or regulate a physician’s choice of treatment within the practice of medicine. However, if a regulatory agency determines that our promotional materials, training or activities constitute improper promotion of an off-label use, the regulatory agency could request that we modify our promotional materials, training or activities, or subject us to regulatory enforcement actions, including the issuance of a warning letter, injunction, seizure, civil fine and/or criminal penalties. Although our policy is to refrain from statements and activities that could be considered off-label promotion of our products, any regulatory agency could disagree and conclude that we have engaged in off-label promotion and, potentially, caused the submission of false claims. In addition, the off-label use of our products may increase the risk of injury to patients, and, in turn, the risk of product liability claims. See “Other Risks Related to our Business and Financial Condition-We may have significant product liability exposure and our insurance may not cover all potential claims,” below.
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
Risks Related to Intellectual Property Protection and Use
Our intellectual property rights may not provide meaningful commercial protection for our products, potentially enabling third parties to use our technology or very similar technology in ways that could reduce our ability to compete in the marketplace.
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
•stop making, selling or using products or technologies that allegedly infringe the asserted intellectual property;
•lose the opportunity to license our technology to others or to collect royalty payments based upon successful protection and assertion of our intellectual property rights against others;
•incur significant legal expenses;
•pay substantial damages or royalties to the party whose intellectual property rights we may be found to be infringing;
•pay the attorney fees and costs of litigation to the party whose intellectual property rights we may be found to be infringing;
•redesign those products that contain the allegedly infringing intellectual property, which could be costly, disruptive and/or infeasible; or
•attempt to obtain a license to the relevant intellectual property from third parties, which may not be available on reasonable terms or at all.
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
Risks Related to Our Public Company Status and Growth Through Acquisition
We expend substantial resources to comply with laws and regulations relating to public companies, and any failure to maintain compliance could subject us to regulatory scrutiny and cause investors to lose confidence in our company, which could harm our business and have a material adverse effect on our stock price.
Laws and regulations affecting public companies, including provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the Sarbanes-Oxley Act of 2002 (SOX), and the related rules and regulations adopted by the U.S. Securities and Exchange Commission (SEC), and by the Nasdaq Stock Market increase our accounting, legal and financial compliance costs and make some activities more time-consuming and costly. We cannot predict or estimate with any reasonable accuracy the total amount or timing of the costs we may incur to comply with these laws and regulations. In addition, we expect that our management and other personnel will need to divert attention from operational and other business matters to devote substantial time to these matters. For example, compliance with Section 404 of SOX, including performing the system and process documentation and evaluation necessary to issue our annual report on the effectiveness of our internal control over financial reporting and obtaining the required attestation report from our independent registered public accounting firm, requires us to incur substantial expense and expend significant management time. Further, we have in the past discovered, and in the future may discover, areas of internal controls that need improvement. If we identify deficiencies in our internal controls deemed to be material weaknesses, we could become subject to scrutiny by regulatory authorities and we could lose investor confidence in the accuracy and completeness of our SEC filings, including the financial statements included therein, which could have a material adverse effect on our stock price. Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations, including the possibility of human error and circumvention by collusion or overriding of controls. Accordingly, even an effective internal control system may not prevent or detect material misstatements on a timely basis, or at all. Also, previously effective controls may become inadequate over time because of changes in our business or operating structure, and we may fail to take measures to evaluate the adequacy of and update these controls, as necessary, which could lead to a material misstatement.
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
We are subject to SEC regulations that require us to determine whether our products contain certain specified minerals, referred to under the regulations as “conflict minerals,” and, if so, to perform an extensive inquiry into our supply chain, to determine whether such conflict minerals originate from the Democratic Republic of Congo or an adjoining country. We have determined that certain of our products contain such specified minerals. We are continuing to conduct inquiries into our supply chain in connection with the preparation of our conflict minerals report for 2020. Compliance with these regulations has increased our costs and has been time-consuming for our management and our supply chain personnel (and time-consuming for our suppliers), and we expect that continued compliance will continue to require significant money and time. In addition, to the extent any of our disclosures are perceived by the market to be “negative,” it may cause customers to refuse to purchase our products. Further, if we determine to make any changes to products, processes, or sources of supply, it may result in additional costs, which may adversely affect our business, financial condition and results of operations.
Our growth strategy could involve growth through acquisitions, which would require us to incur substantial costs and potential liabilities for which we may never realize the anticipated benefits.
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
Risks Related to Owning our Common Stock
The market price of our common stock has been and likely will continue to be volatile.
The market price of our common stock is likely to be volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Form 10-K, these factors include:
•actual or anticipated fluctuations in our quarterly financial condition and operating performance;
•introduction of new products by us or our competitors;
•announcements by us or our competitors of significant acquisitions or dispositions;
•our ability to obtain financing as needed;
•a shift in our investor base, including sales of our shares by existing stockholders;
•any major change in our board of directors or management;
•threatened or actual litigation or governmental investigations;
•the number of shares of our common stock publicly owned and available for trading;
•the operating and stock price performance of similar companies;
•changes in earnings estimates by securities analysts or our ability to meet earnings guidance;
•publication of research reports about us or our industry or changes in recommendations or withdrawal of research coverage by securities analysts;
•changes in laws or regulations affecting our business, including tax legislation;
•the success or failure of our business strategy;
•investor perception of us and our industry;
•changes in accounting standards, policies, guidance, interpretations or principles;
•the overall performance of the equity markets;
•general political and economic conditions, and other external factors.
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
As with any public company, your percentage ownership in us may be diluted because of equity issuances for acquisitions and investments, capital-raising transactions or otherwise, including equity awards that we have granted and we expect to grant in the future to our directors, officers and employees. As of December 31, 2020, approximately 0.8 million shares of our common stock were subject to unvested restricted stock units and approximately 2.4 million shares of our common stock were subject to exercisable stock options with a weighted average exercise price of $14.59.
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
We are a "smaller reporting company" and we cannot be certain if the reduced disclosure requirements applicable to smaller reporting companies will make our common stock less attractive to investors.
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
Investors may find our common stock less attractive because we follow certain of the scaled disclosure accommodations available to smaller reporting companies, either one of which may result in a less active trading market for our common stock and our stock price may decline and/or become more volatile.
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
Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could have the effect of delaying or preventing changes in control or changes in our management without the consent of our board of directors, including, among other things:
•a classified board of directors with three-year staggered terms, which may delay the ability of stockholders to change the membership of a majority of our board of directors;
•no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
•the ability of our board of directors to determine to issue shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;
•the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of our board of directors or by the resignation, death or removal of a director, which prevents stockholders from filling vacancies on our board of directors;
•limitations on the removal of directors;
•a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;
•the requirement that a special meeting of stockholders be called only by the chairman of our board of directors, our chief executive officer, our president (in absence of a chief executive officer) or our board of directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;
•advance notice procedures that stockholders must comply with to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us;
•the requirement for the affirmative vote of holders of at least 66 2⁄3% of the voting power of all of the then outstanding shares of our voting stock, voting together as a single class, to amend or repeal the provisions of our amended and restated certificate of incorporation and of our amended and restated bylaws that relate to the matters described above, which may inhibit the ability of an acquirer from amending our amended and restated certificate of incorporation or amended and restated bylaws to facilitate a hostile acquisition; and
•the ability of our board of directors, by majority vote, to amend our amended and restated bylaws, which may allow our board of directors to take additional actions to prevent a hostile acquisition and inhibit the ability of an acquirer from amending our amended and restated bylaws to facilitate a hostile acquisition.
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
Other Risks Related to our Business and Financial Condition
Our business could suffer if we lose the services of key members of our senior management or fail to hire and retain other personnel on whom our business relies.
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
We do not carry insurance for all categories of risk to which our business is or may be exposed. Some of the policies we maintain include general liability, foreign liability, employee benefits liability, property, umbrella, employment practices, workers’ compensation, products liability, cyber, and directors’ and officers’ insurance. We do not know, however, if we will be able to maintain insurance coverage at a reasonable cost or in sufficient amounts or scope to protect us against losses. Even if we obtain insurance, a claim could exceed the amount of our insurance coverage or it may be excluded from coverage under the terms of the policy. Further, insurance coverage may not be available or successfully secured for loss profits or business interruption relating to the COVID-19 pandemic and its impacts. Any significant uninsured liability may require us to pay substantial amounts, which would adversely affect our cash position and results of operations.
We may be subject to claims that we, our employees, or our independent sales agents or stocking distributors have wrongfully used or disclosed alleged trade secrets of our competitors or are in breach of non-competition or non-solicitation agreements with our competitors.
Many of our employees were employed at other medical device companies, including our competitors or potential competitors, in some cases immediately prior to joining us. In addition, many of our independent sales agents and stocking distributors sell, or in the past have sold, products of our competitors. We may be subject to claims that we, our employees or our independent sales agents or stocking distributors have intentionally, inadvertently or otherwise used or disclosed trade secrets or other proprietary information of former employers or competitors. In addition, we have been and may in the future be subject to claims that we caused an employee, or encouraged/assisted an independent sales agent, to breach the terms of his or her non-competition or non-solicitation agreement. Litigation may be necessary to defend against these claims. Litigation is expensive, time-consuming and could divert management attention and resources away from our business. Even if we prevail, the cost of litigation could affect our profitability. If we do not prevail, in addition to any damages we might have to pay, we may lose valuable intellectual property rights or employees, independent sales agents or stocking distributors. There can be no assurance that this type of litigation or the threat thereof will not adversely affect our ability to engage and retain key employees, sales agents or stocking distributors. See also the risk factors titled, “Risks Related to Manufacturing, Commercial Operations and Commercialization - If we are unable to maintain and expand our network of independent sales agents and stocking distributors, we may not be able to maintain or grow our revenue,” and “Our business could suffer if we lose the services of key members of our senior management or fail to hire and retain other personnel on whom our business relies” above.
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
We may be subject to continuing contingent liabilities of Integra.
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
General Risk Factors
Changes in financial accounting standards or practices or existing taxation rules or practices may cause adverse unexpected revenue and/or expense fluctuations and affect our reported results of operations.
A change in accounting standards or practices or a change in existing taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and taxation rules and varying interpretations of accounting pronouncements and taxation practice have occurred and may occur in the future. The method in which we market and sell our products may have an impact on the manner in which we recognize revenue. In addition, changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. Additionally, changes to existing accounting rules or standards, such as the potential requirement that U.S. registrants prepare financial statements in accordance with International Financial Reporting Standards, may adversely impact our reported financial results and business, and may further require us to incur greater accounting fees.
Environmental, social and corporate governance (ESG) regulations, policies and provisions may make our supply chain more complex and may adversely affect our relationships with customers.
There is an increasing focus on the governance of environmental and social risks. A number of our customers who are payors or distributors have adopted, or may adopt, procurement policies that include ESG provisions that their suppliers or manufacturers must comply with, or they may seek to include such provisions in their terms and conditions. An increasing number of participants in the medical device industry are also joining voluntary ESG groups or organizations, such as the Responsible Business Alliance. These ESG provisions and initiatives are subject to change, can be unpredictable, and may be difficult and expensive for us to comply with, given the complexity of our supply chain and the outsourced manufacturing of certain components of our products. If we are unable to comply, or are unable to cause our suppliers to comply, with such policies or provisions, a customer may stop purchasing products from us, and may take legal action against us, which could harm our reputation, revenue and results of operations.
Our business could be negatively impacted by corporate citizenship and ESG matters and/or our reporting of such matters.
There is an increasing focus from certain investors, customers, consumers, and other stakeholders concerning corporate citizenship and sustainability matters. We could be perceived as not acting responsibly in connection with these matters. Our business could be negatively impacted by such matters. Any such matters, or related corporate citizenship and sustainability matters, could have a material adverse effect on our business.

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

Location	Approx. Square Feet	Purpose
Carlsbad, California	82,000	Design, development, marketing, and inspection of our orthobiologics and spinal implant products and distribution of certain of our spinal implant products. Also serves as our principal executive offices and houses one of our cadaveric training laboratories and our prototyping development and testing operations.
Irvine, California	70,000	Manufacture and distribution of our orthobiologics products
Wayne, Pennsylvania	3,700	Design of our spinal implants and houses one of our cadaveric training laboratories
Lyon, France	2,600	International sales and marketing
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
Market Information and Holders
Our common stock is listed on the Nasdaq Global Select Market under the symbol “SPNE.” As of February 26, 2021, we had 314 stockholders of record. The number of stockholders of record is based upon the actual number of holders registered on our books at such date. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held by banks, brokers and other financial institutions.
Dividend Policy
We have never declared or paid any cash dividends on our capital stock. We currently intend to retain any future earnings to finance the operation of our business, and we do not expect to declare or pay any dividends in the foreseeable future.
Equity Compensation Plan Information
Information about our equity compensation plan is incorporated herein by reference to Part III, Item 12 of this report.
Recent Sales of Unregistered Securities
During the fourth quarter of 2020, we did not issue any securities that were not registered under the Securities Act of 1933, as amended (the Securities Act).
Purchases of Equity Securities by the Issuer
The table below is a summary of our purchases of our common stock for the months with purchase activities during the quarter ended December 31, 2020.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs

October 1 - October 31	1,580	$14.50	—	—
November 1 - November 30	1,540	$13.18	—	—
December 1 - December 31	3,166	$15.40	—	—

(1)	These shares were surrendered to the Company to satisfy tax withholdings obligations in connection with the vesting of restricted stock awards.

ITEM 6.	SELECTED FINANCIAL DATA
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
•our ability to successfully develop new and next-generation products and the costs associated with designing and developing those new and next-generation products, including risks inherent in collaborations, such as with restor3d, Inc. and 7D Surgical, or use of nascent manufacturing techniques, such as additive processing/3D printing;
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
•the full extent to which the COVID-19 pandemic will, directly or indirectly, impact our business, results of operations and financial condition, including our sales, expenses, supply chain integrity, manufacturing capability, research and development activities, including arising from or relating to deferrals of procedures using our products, disruptions or restrictions on the ability of many of our employees and of third parties on which we rely to work effectively, and temporary closures of our facilities and of the facilities of our customers and suppliers;
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
•the risk of supply shortages, and the associated potentially long-term disruption to product sales, including as a result of the pandemic and of our dependence on PcoMed to supply products incorporating NanoMetalene technology and a limited number of third-party suppliers for components and raw materials and certain processing services;

•unexpected expenses and delay and our ability to manage timelines and costs related to manufacturing our products including as a result of litigation or developing and supporting the full commercial launch of new products or relating to the pandemic;
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
•general economic and business conditions, in both domestic and international markets; and
•other risk factors described in the section entitled “Risk Factors.”
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
Our U.S. sales organization consists of regional and territory managers who oversee a broad network of independent orthobiologics and spinal implant sales agents. We pay these sales agents commissions based on the sales of our products. Our international sales organization consists of a sales management team that oversees a network of independent orthobiologics and spinal implant stocking distributors that purchase products directly from us and independently sell them. For the years ended December 31, 2020 and 2019, international sales accounted for approximately 10% and 11% of our revenue, respectively. Our policy is not to sell our products through or to participate in physician-owned distributorships.
For the year ended December 31, 2020, our total revenue, net was $154.3 million and our net loss was $43.2 million. For the same period, revenue from sales of orthobiologics and spinal implants totaled $78.4 million and $75.9 million, respectively. We will continue to invest in the expansion of our business, primarily in sales, marketing and research and development, and we expect to continue to incur losses. As of December 31, 2020, our cash and cash equivalents totaled $76.8 million. In January
2020, we completed an underwritten offering of our common stock that raised net proceeds of approximately $91.6 million, after deducting underwriting discounts and commissions and estimated offering expenses.
As of February 26, 2021, we had 421 employees.

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
General and Administrative Expense
Our general and administrative expenses consist primarily of payroll and other headcount related expenses, and expenses for information technology, legal, human resources, insurance, finance, and management. We also record gains or losses associated with changes in the fair value of contingent consideration liabilities in general and administrative expenses.
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
Intangible Amortization
Our intangible amortization, including the amounts reported in cost of goods sold, consists of acquisition-related amortization. We expect total annual amortization expense (including amounts reported in cost of goods sold) to be approximately $4.2 million in 2021, $4.1 million in 2022, $3.4 million in 2023, $1.5 million in 2024, and $0.2 million in 2025. See "RESULTS OF OPERATIONS-Year Ended December 31, 2020 Compared to Year Ended December 31, 2019-Impairment of Intangible Assets," below.
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
•Surgery Deferrals: From late March 2020 to mid-May 2020, among other impacts on our business related to the pandemic, surgeons and their patients deferred surgical procedures in which our products otherwise could have been used. This decrease in demand for our products recovered to varying degrees beginning in the latter half of May as local conditions improved in certain geographies that opened after an initial improvement in COVID-19 infection rates, allowing patients to resume receiving their treatments, though demand was below pre-pandemic levels for much of 2020 and continues to be below pre-pandemic levels thus far into 2021. We expect to see continued volatility throughout 2021 and possibly thereafter as geographies respond to current local conditions. The duration of deferrals of surgical procedures, the magnitude of such deferrals, the timing and extent of the economic impact of the pandemic, and the pace at which the economy recovers therefrom, cannot be determined at this time. We continue to work closely with our surgeon customers, distributors and suppliers to navigate through this unforeseen event while maintaining flexible operations and investing for future growth.
•Operations. Our sales, marketing and research and development efforts have continued since the outbreak of the pandemic, but steps we have taken in response to the pandemic have adversely affected our business. To protect the safety, health and well-being of our employees, distributor and surgeon customers, and communities, we implemented preventative measures including travel restrictions, the temporary closures of certain of our facilities, and requiring all office-based employees to work from home, except for those related to manufacturing, distribution and select others, as permitted under governmental orders. Production at our Irvine orthobiologics manufacturing facility was temporarily halted in April and May 2020 and was restarted in June 2020. The change in the manner in which our workforce is functioning could adversely affect sales and may delay the product launches we plan to make in 2021 and beyond.
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
•Product Development: In the early stages of the pandemic, we reduced and/or delayed spending on several planned product development and launch initiatives. We have since increased our spending on product development activities and capital expenditures and inventory for product launches from the reduced levels during the early stages of the pandemic as our revenue and cash flow and demand for our products improved. We continue to evaluate the timing and scope of planned product development and launch initiatives and capital expenditures and inventory growth investments to support those initiatives. Based on that evaluation, we may delay and/or reduce additional spending associated with these initiatives, which may delay the product launches we plan to make in 2021 and beyond, and could adversely affect our future revenue growth or such growth may not be consistent with the timelines we anticipated previously.
•Year ended 2020 Results. Due to the impacts from the pandemic, our total revenue, net, gross profit and gross margin for the year ended December 31, 2020 were significantly lower compared to the same period in 2019.

•Outlook. At this time, the full extent of the impact of the pandemic on our business, financial condition and results of operations is uncertain and cannot be predicted with reasonable accuracy and will depend on future developments that are also uncertain and cannot be predicted with reasonable accuracy.
As of the filing date of this report, the extent to which the pandemic may impact our financial condition or results of operations or guidance is uncertain. The effect of the pandemic will not be fully reflected in our results of operations and overall financial performance until future periods. For additional information on the various risks posed by the pandemic on our business, financial condition and results of operations, please see "Risk Factors" in Part I, Item 1A of this report.

RESULTS OF OPERATIONS

	Year Ended December 31,
(In thousands, except percentages)	2020	2019
Total revenue, net	$154,345	$159,083
Cost of goods sold	56,841	57,979
Gross profit	97,504	101,104
Gross margin	63%	64%
Operating expenses:
Selling and marketing	84,304	83,445
General and administrative	35,874	33,594
Research and development	16,258	15,125
Intangible amortization	3,169	3,169
Impairment of intangible assets	1,325	4,993
Total operating expenses	140,930	140,326
Operating loss	(43,426)	(39,222)
Other income, net	(463)	(302)
Loss before income taxes	(42,963)	(38,920)
Provision for income taxes	218	356
Net loss	$(43,181)	$(39,276)

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
Revenue
Total revenue, net for the year ended 2020 decreased by $4.7 million, or 3%, to $154.3 million compared to $159.1 million for the prior year.

	Year Ended December 31,
	2020	2019	2020 vs. 2019
	(In thousands)		% Change
Orthobiologics	$78,383	$81,299	(4)%
United States	71,346	73,543	(3)%
International	7,037	7,756	(9)%
% of total revenue, net	51%	51%

Spinal Implants	$75,962	$77,784	(2)%
United States	67,550	68,308	(1)%
International	8,412	9,476	(11)%
% of total revenue, net	49%	49%

Total revenue, net	$154,345	$159,083	(3)%

	Year Ended December 31,
	2020	2019	2020 vs. 2019
	(In thousands)		% Change
United States	138,896	141,851	(2)%
% of total revenue, net	90%	89%
International	15,449	17,232	(10)%
% of total revenue, net	10%	11%
Total revenue, net	$154,345	$159,083	(3)%
Revenue from orthobiologics sales in the United States decreased $2.2 million in 2020 compared to 2019. This decrease was driven by significantly lower demand during the second quarter of 2020 for our orthobiologics products due to hospitals and patients deferring procedures and other factors related to the impact of the COVID-19 pandemic. Revenue from orthobiologics sales internationally decreased $0.7 million in 2020 compared to 2019 and was similarly affected by significantly reduced demand from our stocking distributors caused by the impact of the pandemic. See "COVID-19 Pandemic - Impact on our Business," above.
Revenue from spinal implant sales in the United States decreased $0.8 million in 2020 compared to 2019. This decrease was driven by significantly lower demand during the second quarter of 2020 for our spinal implant products due to hospitals and patients deferring procedures and other factors related to the COVID-19 pandemic. Revenue from international sales of spinal implants decreased $1.1 million in 2020 compared to 2019 and was similarly affected by significantly reduced demand from our stocking distributors caused by the impact of the pandemic.
Cost of Goods Sold and Gross Margin
Cost of goods sold in 2020 decreased $1.1 million from 2019 to $56.8 million. Gross margin was 63% in 2020 compared to 64% in 2019. The decrease in gross margin was primarily due to the impact of expensing all costs associated with our Irvine manufacturing facility while production there was temporarily halted during April and May 2020. Additionally, we incurred higher spinal implant excess and obsolete inventory charges due to declining sales of older systems and from higher purchases of low sales volume implants that are deployed in standard set configurations of new and recently launched systems. These items were offset by $1.2 million in lower product technology intangible asset amortization.

Cost of goods sold included $1.0 million and $2.2 million of amortization for product technology intangible assets for 2020 and 2019, respectively, and $1.0 million and $0.9 million of depreciation expense for 2020 and 2019, respectively.
Selling and Marketing
Selling and marketing expenses increased $0.9 million to $84.3 million in 2020. The increase was mainly driven by higher headcount and related expenses, third party logistics fees and depreciation on recently deployed spinal implant sets, partially offset by lower sales commission expense due to a decline in revenue and decreases in tradeshow and travel costs due to limited in-person events as a result of the pandemic.
General and Administrative
General and administrative expenses increased $2.3 million to $35.9 million in 2020. The increase was driven by higher salaries and wages and stock-based compensation expense in 2020 compared to 2019 due to increased headcount. The increase also included a $0.4 million change in non-cash losses/(gains) from the settlement of contingent consideration liabilities related to a previous acquisition.
Research and Development
R&D expenses increased $1.1 million to $16.3 million, or 11% of revenue, in 2020. The increase was due to higher research and development headcount and program-related expenses associated with the increased number of products we launched in 2020, which were slightly offset by lower travel, consulting and other fees.
Intangible Amortization
Intangible amortization expense, excluding the amounts reported in cost of goods sold for product technology intangible assets, remained consistent at $3.2 million in 2020 compared to 2019.
Impairment of Intangible Assets
Impairment of intangible assets was $1.3 million and $5.0 million for the year ended December 31, 2020 and 2019, respectively. During the year ended December 31, 2020, primarily as a result of an expected shift in future product revenue mix more toward a parallel expanding interbody device designed based on our internally developed technology and, in turn, lower future revenue anticipated for the lordotic expanding implant based on acquired technology, our estimated future net sales associated with those acquired product technologies decreased. Accordingly, we evaluated the ongoing value of the product technology intangible assets associated with the acquisition of these assets. Based on this evaluation, we determined that intangible assets with a carrying amount of $1.6 million were no longer recoverable and were impaired, and we wrote those intangible assets down to their estimated fair value of $0.3 million.
During the year ended December 31, 2019, we recorded a $5.0 million intangible asset impairment charge related to a shift in our commercialization strategy with respect to those same acquired product technologies due to market trend factors, new features necessary to be competitive, and more cost-effective internal development initiatives. Accordingly, we evaluated the ongoing value of the product technology intangible assets associated with the acquisition of these assets. Based on this evaluation, we determined that intangible assets with a carrying amount of $6.8 million were no longer recoverable and were impaired, and we wrote those intangible assets down to their estimated fair value of $1.8 million.
Income Taxes

	Year Ended December 31,
	2020	2019
	(In thousands)
Loss before income taxes	$(42,963)	$(38,920)
Provision for income taxes	218	356
Effective tax rate	(0.5)%	(0.9)%

The primary drivers of the effective tax rate in 2020 and 2019 were expenses related to current state and foreign income taxes and the reduction of foreign deferred tax assets. The 2019 expenses were partially offset by a benefit related to the release of uncertain tax positions due to the lapse of the statute of limitations.
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
In March 2020, Congress enacted the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) to provide certain relief as a result of the COVID-19 pandemic. The CARES Act, among other things, includes provisions relating to net operating loss carryback periods, alternative minimum tax credit refunds, and modification to the net interest deduction limitations. The CARES Act did not have a material impact on our consolidated financial statements for the year ended December 31, 2020. We will continue to monitor any effects that may result on our consolidation financial statements from the CARES Act.

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
Loss before income taxes includes the following special charges/(gains) for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
Special Charges/(Gains):	(In thousands)
Impairment of intangible assets(1)	1,325	4,993
Loss/(Gain) from change in fair value of contingent consideration liabilities(2)	176	(263)
Total Special Charges	$1,501	$4,730
(1) Relates to the impairment of acquired product technology intangible assets.
(2) Relates to the net increase/(decrease) in the fair value of contingent liabilities associated with an acquisition.
The items reported above are reflected in the consolidated statements of operations as follows:

	Year Ended December 31,
	2020	2019
	(In thousands)
Impairment of intangible assets	$1,325	$4,993
General and administrative	176	(263)
Total Special Charges	$1,501	$4,730

Liquidity and Capital Resources
Overview, Capital Resources, and Capital Requirements
As of December 31, 2020, we had cash and cash equivalents totaling approximately $76.8 million, and $23.0 million of current borrowing capacity was available under our credit facility. We believe that our cash and cash equivalents, and the amount currently available to us under our credit facility, will be sufficient to fund our operations and meet our contractual obligations for at least the next twelve months.
Paycheck Protection Program Loan
In April 2020, due to the economic uncertainty resulting from the impact of the COVID-19 pandemic on our operations and to support our ongoing operations and retain all employees, we applied for a loan under the Paycheck Protection Program (PPP) of the Coronavirus Aid, Relief, and Economic Security Act (CARES Act). We received a loan in the original principal amount of $7.2 million. We subsequently repaid $1.0 million of the loan. Under the terms of the PPP, subject to specified limitations, the loan may be forgiven if the proceeds are used in accordance with the CARES Act. In October 2020, we applied for forgiveness of the entire loan. As of March 5, 2021, we have not learned the extent to which our loan will be forgiven. Any unforgiven portion of the loan is payable over five years at an interest rate of 1%, with a deferral of payments until the date the lender receives the applicable forgiven amount from the SBA. No assurance is provided that we will obtain forgiveness of the loan in whole or in part.
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
At December 31, 2020, we had no outstanding borrowings under the credit facility. The borrowing capacity under the credit facility is determined monthly and is based on the amount of our eligible accounts receivable and inventory balances and qualified cash (as defined in the credit facility). Depending on the extent to which our eligible accounts receivable and inventory balances increase, our borrowing capacity could increase by as much as an additional $3.5 million from the $23.0 million available as of December 31, 2020 before we are required to maintain the minimum fixed charge coverage ratio as discussed below. The credit facility contains various customary affirmative and negative covenants, including prohibiting us from incurring indebtedness without the lender’s consent. In April 2020, we received the lender's consent to obtain the PPP loan. Under the terms of the credit facility, if our Total Liquidity (as defined in the credit facility) is less than $5.0 million, we are required to maintain a minimum fixed charge coverage ratio of 1.10 to 1.00 for the applicable measurement period. Our Total Liquidity was $98.0 million at December 31, 2020, and therefore that financial covenant was not applicable at that time.
Business Combinations
In August 2016, we entered into an asset purchase agreement with NLT to acquire certain of the assets of NLT’s medical device business related to the expandable interbody medical devices. We made an up-front cash payment of $1.0 million in connection with the initial closing in September 2016 and issued 350,000 shares of our common stock in January 2017 as contingent closing consideration. As of December 31, 2020, included in contingent consideration liabilities was a $0.1 million liability representing the estimated fair value of future contingent royalty payments based on percentages of our future net sales of certain of the products and technology we acquired, which we anticipate will become payable at varying times through 2030. The contingent milestone payments, if any, are payable in cash or in shares of our common stock, at our election. In each of the months July 2020 and August 2020, we elected to pay $1.0 million of our milestone payments in shares of our common stock. The contingent royalty payments are payable in cash.
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
Cash and Cash Equivalents
We had cash and cash equivalents totaling approximately $76.8 million and $20.2 million at December 31, 2020 and December 31, 2019, respectively.
Cash Flows

	Year Ended December 31,
	2020	2019
	(In thousands)
Net cash used in operating activities	$(24,599)	$(20,277)
Net cash (used in) provided by investing activities	(17,042)	17,166
Net cash provided (used in) by financing activities	98,138	(829)
Effect of exchange rate changes on cash and cash equivalents	117	(94)
Net change in cash and cash equivalents	$56,614	$(4,034)
Net Cash Flows Used in Operating Activities
Net cash used in operating activities was $24.6 million and $20.3 million during 2020 and 2019, respectively.
Operating cash outflows during 2020 increased by $4.3 million compared to 2019. The increase was due to a $2.4 million higher change in working capital, with a $12.6 million increase in working capital in 2020 compared to $10.2 million in 2019. The higher working capital change was primarily related to an increase in inventory, partially offset by a decrease in accounts receivable. Additionally, net loss adjusted for non-cash items was higher by $1.9 million, increasing to $12.0 million in 2020, compared to $10.1 million in 2019.
Net Cash Flows (Used in) Provided by Investing Activities
Net cash used by investing activities was $17.0 million in 2020 compared to net cash provided by investment activities of $17.2 million in 2019. The $34.2 million decrease was primarily due to $25.0 million of purchases of short-term investments, $5.0 million less maturities of short-term investments, $3.2 million more purchases of property and equipment, and $1.0 million of additions to technology assets.
Net Cash Flows Provided by (Used in) Financing Activities
Net cash provided by financing activities was $98.1 million in 2020 compared to net cash used in financing activities of $0.8 million in 2019. Cash flows provided by financings in 2020 were comprised primarily of $91.6 million from issuance of common stock, net of offering costs, $6.2 million of net proceeds from the PPP loan, and $2.6 million of proceeds from the issuance of common stock under our employee stock purchase plan and from the exercise of stock options, partially offset by tax payments of $2.2 million we made on our employees' behalf for shares we withheld from such employees on the vesting of restricted stock awards to cover statutory tax withholding requirements and $0.1 million of contingent consideration payments to NLT.
Off-Balance Sheet Arrangements
There were no off-balance sheet arrangements as of December 31, 2020 that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our business.

Contractual Obligations and Commitments
As of December 31, 2020, we were obligated to pay the following amounts under various agreements:

	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
	(In millions)
Operating Leases	11.1	2.6	3.8	2.8	1.9
Purchase Obligations	20.4	20.4	—	—	—
Other	0.2	0.2	—	—	—
Total	$31.7	$23.2	$3.8	$2.8	$1.9
The "Other" line item includes minimum milestone payments under certain license agreements. The table above excludes the following liabilities because we cannot reliably estimate the timing of when they may become payable, if ever:
•royalty payments related to the NLT asset acquisition; and
•up to $2.0 million in the aggregate of potential royalty and milestone payments under a license agreement that may be payable at various stages of developing the licensed technology and sales of products using the licensed technology.

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
In certain sales arrangements, we fulfill our obligations and bill the customer for the products prior to the shipment of goods. We allocate the transaction price to the multiple performance obligations under these contracts, including delivery of the products and the third-party logistics (3PL) performance obligations. Revenue related to product sales under these arrangements is not recognized until we deliver the products to the customer’s dedicated space within our facility, at which point the customer obtains control of the products. Revenue from the related 3PL obligations consists of revenue from storage of products which is recognized ratably over the service period, and revenue from shipping services which is recognized upon performance of such obligation.
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
 Allowance for Doubtful Accounts Receivable
We evaluate the collectability of accounts receivable based on a combination of factors. In circumstances where a specific customer is unable to meet its financial obligations to us, we record an allowance to reduce the net recognized receivable to the amount we reasonably expect to collect. For all other customers, we record allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment and our historical experience. If the financial condition of customers or the length of time that receivables are past due were to change, we may incur bad debt expense in general and administrative expense.
Inventories
Inventories, consisting of purchased materials, direct labor and manufacturing overhead, are stated at the lower of cost, the value determined by the first-in, first-out method, or the net realizable value methods. At each balance sheet date, we evaluate ending inventories for excess quantities, obsolescence or shelf-life expiration. Our evaluation includes an analysis of our current and future strategic plans, historical sales levels by product, projections of future demand by product, the risk of technological or competitive obsolescence for our products, general market conditions, a review of the shelf-life expiration dates for our products, and the feasibility of reworking or using excess or obsolete products or components in the production or assembly of other products that are not obsolete or for which we do not have excess quantities in inventory. To the extent that we determine there are excess or obsolete quantities or quantities with a shelf life that is too near its expiration for us to reasonably expect that we can sell those products prior to their expiration, we adjust their carrying value to estimated net realizable value. If future demand or market conditions are lower than our projections or if we are unable to rework excess or obsolete quantities into other products, we may record further adjustments to the carrying value of inventory through a charge to cost of goods sold in the period the revision is made. In addition, we capitalize inventory costs associated with certain products prior to regulatory approval, based on management’s judgment of probable economic benefit. We could be required to expense previously capitalized costs related to pre-approval inventory upon a change in such judgment, due to, among other potential factors, a denial or delay of approval by necessary regulatory bodies or a decision by management to discontinue the related development program.
Leases
We determine if an arrangement is a lease at inception. Our leases primarily relate to administrative, manufacturing, research, and distribution facilities and various manufacturing, office and transportation equipment. Lease assets represent our right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Lease assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As the our leases do not provide an implicit rate, our incremental borrowing rate is used as a discount rate, based on the information available at the commencement date, in determining the present value of lease payments. Lease assets also include the impact of any prepayments made and are reduced by impact of any lease incentives.
We made an accounting policy election for short-term leases, such that we will not recognize a lease liability or lease asset on its balance sheet for leases with a lease term of twelve months or less as of the commencement date. Rather, any short-term lease payments will be recognized as an expense on a straight-line basis over the lease term. The current period short-term lease expense reasonably reflects the Company's short-term lease commitments.
We made a policy election for all classifications of leases to combine lease and non-lease components and to account for them as a single lease component. Variable lease payments are excluded from the lease liability and recognized in the period in which the obligation is incurred. Additionally, lease terms may include options to extend or terminate the lease when it is reasonably certain we will exercise the option.
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
Due to market trend factors, new features necessary to be competitive, and changing pricing dynamics, there were shifts in the commercialization strategy of some of the acquired product technologies and the estimated future net sales associated with those technologies. During the years ended December 31, 2020 and 2019, we performed a recoverability test and determined that the expected net cash flows to be realized over the life of the technology related intangible assets were no longer recoverable and were impaired. See Note 4, "Balance Sheet", to the Notes to Consolidated Financial Statements included in Part

IV of this report for additional information regarding these impairments. If our estimates of expected cash flows continue to decline, we may record additional impairment charges on the related intangible assets in the future.
Valuation of Stock-Based Compensation
The estimated fair value of stock-based awards exchanged for employee and non-employee director services are expensed over the requisite service period.
For purposes of calculating stock-based compensation, we estimate the fair value of stock options using a Black-Scholes option-pricing model. The determination of the fair value of stock-based payment awards utilizing the Black-Scholes model is affected by our stock price and several assumptions, including expected volatility, expected term, risk-free interest rate and expected dividends. Due to our limited historical data as a separate public company, the expected volatility is calculated based upon the historical volatility of comparable companies in the medical device industry whose share prices are publicly available for a sufficient period of time. The expected term is calculated using the historical weighted average term of the Company’s options. The risk-free interest rates are derived from the U.S. Treasury yield curve in effect on the date of grant for instruments with a remaining term similar to the expected term of the options. We considered that we have never paid cash dividends and do not currently intend to pay cash dividends. The fair value of restricted stock awards granted is based on the market price of our common stock on the date of grant. In addition, we apply an expected forfeiture rate when amortizing stock-based compensation expense. The expected forfeiture rate is based on historical experience of pre-vesting forfeitures on awards by each homogenous group of shareowners and is estimated to be 13% and 14% annually for all non-executive employees for the years ended December 31, 2020 and 2019, respectively. We do not apply a forfeiture rate to awards (including stock options) granted to non-employee directors or executive employees because their pre-vesting forfeitures are anticipated to be highly unlikely. As individual awards become fully vested, stock-based compensation expense is adjusted to recognize actual forfeitures.
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
Management’s Annual Report on Internal Control Over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2020, our internal control over financial reporting was effective based on those criteria. RSM US LLP, the Company’s independent registered public accounting firm, has issued an attestation on the Company’s internal control over financial reporting which is included herein.

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

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of SeaSpine Holdings Corporation
Opinion on the Internal Control Over Financial Reporting
We have audited SeaSpine Holdings Corporation's (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2020 of the Company and our report dated, March 5, 2021, expressed an unqualified opinion.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ RSM US LLP
Los Angeles, California
March 5, 2021

ITEM 9B. OTHER INFORMATION
On March 1, 2021, we entered into a supply agreement with PcoMed, pursuant to which PcoMed granted us a worldwide right to sell and commercialize any implantable spinal surgery interbody and/or intervertebral medical device designed and/or manufactured by or for us treated by PcoMed with certain proprietary PcoMed technology (Processed Parts) for use in spinal interbody and/or intervertebral surgical methods and procedures. The right is exclusive to us through January 14, 2022; thereafter, it will be non-exclusive. The supply agreement replaces and supersedes a prior supply agreement between us and PcoMed entered into in May 2013, which expired on January 15, 2021 (the "Expired Agreement").
Pursuant to the supply agreement, PcoMed, which serves as the sole supplier of Processed Parts, will supply up to designated minimum amounts of Processed Parts per week and per month per our request. In addition, if requested by us, PcoMed must use commercially reasonable efforts to supply Processed Parts in excess of those minimum amounts. We agreed to pay PcoMed (a) a low single digit royalty, consistent with the rate in the Expired Agreement, on a monthly basis on our net sales of all Processed Parts, (b) a minimum processing fee for each contract year during the term of the supply agreement, payable in four equal quarterly installments, which offsets on a dollar-for-dollar basis the processing fees we would otherwise pay for Processed Parts each contract year and (c) additional processing fees payable monthly based on the number and type of Processed Parts supplied by PcoMed.
The supply agreement contains customary representations, warranties, covenants and indemnification obligations on the part of both parties. Each of us and PcoMed retain the rights to our respective intellectual property. The supply agreement may be terminated by us or PcoMed for cause in the event of an uncured material default or breach or a bankruptcy or similar proceeding. Unless terminated earlier pursuant to its terms, the term of the supply agreement is March 1, 2021 through January 14, 2024. During the term of the supply agreement, PcoMed agreed not to enter into any agreement or consummate any transaction with any third party relating to a change in control of PcoMed without first affording us, in accordance with the terms of the supply agreement, the opportunity to negotiate for the acquisition of PcoMed.

Part III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Information required by this item will be set forth under the headings “PROPOSAL 1: ELECTION OF DIRECTORS,” “EXECUTIVE COMPENSATION AND OTHER INFORMATION,” and, if applicable, “DELINQUENT SECTION 16(a) REPORTS” in our definitive proxy statement to be filed with the SEC in connection with our 2021 Annual Meeting of Stockholders, or the Definitive Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2020, and is incorporated in this report by reference.
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

3. Exhibits required to be filed by Item 601 of Regulation S-K.

EXHIBIT INDEX
Incorporated by Reference
Exhibit No.	Description	Filed or Furnished Herewith	Form	File/Film No.	Date Filed
2.1(a)*#	Asset Purchase Agreement among SeaSpine Holdings Corporation, N.L.T Spine Ltd. and NLT Spine, Inc., dated August 17, 2016		Form 10-Q	001-36905-161987764	11/10/2016

2.1(b)	Amendment to the Asset Purchase Agreement among SeaSpine Holdings Corporation, N.L.T Spine Ltd. and NLT Spine, Inc., dated September 26, 2016		Form 10-Q	001-36905-161987764	11/10/2016

2.1(c)	Amendment No. 2 to Asset Purchase Agreement among SeaSpine Holdings Corporation, N.L.T Spine Ltd. and NLT Spine, Inc., dated January 31, 2017		Form 10-K	001-36905-17665133	3/3/2017

3.1	Amended and Restated Certificate of Incorporation of SeaSpine Holdings Corporation		Form 8-K	001-36905-15966132	7/1/2015

3.2	Amended and Restated Bylaws of SeaSpine Holdings Corporation		Form 8-K	001-36905-201383733	12/11/2020

4.1	Form of Common Stock Certificate of SeaSpine Holdings Corporation		Form 10	001-36905-15904590	6/1/2015

4.2	Form of Indenture for Senior Debt Securities		Form S-3	333-236802-20674290	2/28/2020

4.3	Form of Indenture for Subordinated Debt Securities		Form S-3	333-236802-20674290	2/28/2020

4.4	Description of securities of the registrant		Form 10-K	001-36905-20672604	2/28/2020

10.1	Microfibrillar Collagen Supply Agreement between Integra LifeSciences Holdings Corporation and SeaSpine Holdings Corporation, dated as of July 1, 2015		Form 8-K	001-36905-15966132	7/1/2015

10.2**	Form of Indemnification Agreement entered into between SeaSpine Holdings Corporation and each of its directors and officers		Form 8-K	001-36905-19870508	5/31/2019

10.3(a)**	SeaSpine Holdings Corporation 2015 Employee Stock Purchase Plan		Form 10	001-36905-15904590	6/1/2015

10.3(b)**	First Amendment to the SeaSpine Holdings Corporation 2015 Employee Stock Purchase Plan		DEF 14A	001-36905-19753214	4/17/2019

10.4(a)**	Employment Agreement, by and between SeaSpine Holdings Corporation, SeaSpine Orthopedics Corporation and Keith Valentine, dated April 28, 2015	Form 10	001-36905-15904590	6/1/2015

10.4(b)**	Amendment to Employment Agreement entered into effective as of April 30, 2019 by and between SeaSpine Holdings Corporation and SeaSpine Orthopedics Corporation and Keith Valentine	Form 8-K	001-36905-19781754	4/30/2019

10.4(c)**	Letter agreement dated April 23, 2020 with Keith C. Valentine	Form 8-K	001-36905-20815066	4/24/2020

10.5**	John Bostjancic Letter Agreement, dated March 30, 2015	Form 10	001-36905-15904590	6/1/2015

10.6**	John Winge Letter Agreement, dated January 22, 2015	Form 10	001-36905-15904590	6/1/2015

10.7**	Form of letter agreement dated April 23, 2020 with members of the senior leadership team of SeaSpine Holdings Corporation other than Keith C. Valentine	Form 8-K	001-36905-20815066	4/24/2020

10.8
Amended and Restated Lease between Monarch RRC Properties, LLC (assignee of original landlord, New Goodyear LTD) and IsoTis Orthobiologics, Inc., dated as of February 23, 2006, for property at 2 Goodyear, Irvine, CA (the “Irvine Industrial Real Estate Lease”)
		Form 10	001-36905-15904590	6/1/2015

10.9(a)	Amendment No. 1 to Irvine Industrial Real Estate Lease, dated as of May 26, 2011	Form 10	001-36905-15904590	6/1/2015

10.9(b)	Amendment No. 2 to Irvine Industrial Real Estate Lease, dated as of May 14, 2013	Form 10	001-36905-15904590	6/1/2015

10.10	Sublease Agreement between SeaSpine Orthopedics Corporation, and SkinMedica, Inc., dated as of July 8, 2015	Form 8-K	001-36905-151103433	9/11/2015

10.11**	SeaSpine Holdings Corporation Senior Leadership Retention and Severance Plan, effective January 27, 2016	Form 8-K	001-36905-161378936	2/2/2016

10.12(a)
Credit Agreement between SeaSpine Holdings Corporation, SeaSpine Orthopedics Corporation, SeaSpine, Inc., SeaSpine Sales LLC, Theken Spine, LLC, ISOTIS Orthobiologics, Inc. and Wells Fargo Bank, National Association, as administrative agent for each member of the lender group and the bank product providers, entered into as of December 24, 2015

		Form 10-K	001-36905-161510399	3/16/2016

10.12(b)
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

10.12(c)
Amended and Restated Credit Agreement between SeaSpine Holdings Corporation, SeaSpine Orthopedics Corporation, SeaSpine, Inc., SeaSpine Sales LLC, Theken Spine, LLC, ISOTIS Orthobiologics, Inc. and Wells Fargo Bank, National Association, as administrative agent for each member of the lender group and the bank product providers, entered into as of July 27, 2018
		Form 10-Q	001-36905-181164006	11/6/2018

10.12(d)	Consent Under and First Amendment to Amended and Restated Credit Agreement	Form 10-Q	001-36905-201074116	08/4/2020

10.12(e)

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
		Form 10-Q	001-36905-201298825	11/9/2020

10.13(a)**	SeaSpine Holdings Corporation Amended and Restated 2015 Incentive Award Plan (As Amended and Restated as of March 30, 2016)	Form S-8	333-211887-161700155	6/7/2016

10.13(b)**	First Amendment to the SeaSpine Holdings Corporation Amended and Restated 2015 Incentive Award Plan	Form 8-K	001-36905-161841057	8/18/2016

10.13(c)**	Second Amendment to the SeaSpine Holdings Corporation Amended and Restated 2015 Incentive Award Plan	Form S-8	333-223435-18663875	3/5/2018

10.13(d)**	Amendment to the SeaSpine Holdings Corporation Amended and Restated 2015 Incentive Award Plan	Form 8-K	001-36905-20946631	6/5/2020

10.13(e)**	SeaSpine Holdings Corporation Amended and Restated 2015 Incentive Award Plan- Form of Stock Option Grant Notice (including Stock Option Agreement)	Form S-8	333-211887-161700155	6/7/2016

10.13(f)**	SeaSpine Holdings Corporation Amended and Restated 2015 Incentive Award Plan - Form of Stock Option Grant Notice (including Stock Option Agreement)	Form 10	001-36905-15904590	6/1/2015

10.13(g)**	SeaSpine Holdings Corporation Amended and Restated 2015 Incentive Award Plan- Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement	Form S-8	333-211887-161700155	6/7/2016

10.13(h)**	SeaSpine Holdings Corporation Amended and Restated 2015 Incentive Award Plan - Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement.	Form 10-K	001-36905-17665133	3/3/2017

10.13(i)**
SeaSpine Holdings Corporation Amended and Restated 2015 Incentive Award Plan - Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement. (used for grants on and after February 1, 2018)
		Form 10-K	001-36905-18663242	3/2/2018

10.13(j)**
SeaSpine Holdings Corporation Amended and Restated 2015 Incentive Award Plan - Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement. (used for grants on and after January 1, 2020)
		Form 10-K	001-36905-20672604	2/28/2020

10.13(k)**
SeaSpine Holdings Corporation Amended and Restated 2015 Incentive Award Plan - Form of Stock Option Grant Notice and Stock Option Agreement. (used for grants on and after June 6, 2018 for Senior Leadership Team Members)

		Form 10-Q	001-36905-18979117	7/31/2018

10.13(l)**
SeaSpine Holdings Corporation Amended and Restated 2015 Incentive Award Plan - Form of Stock Option Grant Notice and Stock Option Agreement. (used for grants on and after June 6, 2018 for Non-Senior Leadership Team Members)
		Form 10-Q	001-36905-18979117	7/31/2018

10.13(m)**	SeaSpine Holdings Corporation Amended and Restated 2015 Incentive Award Plan Annual Incentive Program	Form 8-K	001-36905-21571239	1/29/2021

10.14(a)**	SeaSpine Holdings Corporation 2018 Employment Inducement Incentive Award Plan	Form 10-Q	001-36905-18979117	7/31/2018

10.14(b)**	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the SeaSpine Holdings Corporation 2018 Employment Inducement Incentive Award Plan	Form 10-Q	001-36905-18979117	7/31/2018

10.14(c)**	Form of Stock Option Grant Notice and Stock Option Agreement under the SeaSpine Holdings Corporation 2018 Employment Inducement Incentive Award Plan (for Senior Leadership Team Members)	Form 10-Q	001-36905-18979117	7/31/2018

10.14(d)**	Form of Stock Option Grant Notice and Stock Option Agreement under the SeaSpine Holdings Corporation 2018 Employment Inducement Incentive Award Plan (for Non-Senior Leadership Team Members)	Form 10-Q	001-36905-18979117	7/31/2018

10.15(a)**	SeaSpine Holdings Corporation 2020 Employment Inducement Incentive Award Plan	Form 10-Q	001-36905-201074116	8/4/2020

10.15(b)**
Form of 2020 Employment Inducement Incentive Award Plan Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the SeaSpine Holdings Corporation 2020 Employment Inducement Incentive Award Plan
		Form 10-Q	001-36905-201074116	8/4/2020

10.15(c)**
Form of Stock Option Grant Notice and Stock Option Agreement under the SeaSpine Holdings Corporation 2020 Employment Inducement Incentive Award Plan (for Senior Leadership Team Members) Stock Option Grant Notice
		Form 10-Q	001-36905-201074116	8/4/2020

10.15(d)**
Form of Stock Option Grant Notice and Stock Option Agreement under the SeaSpine Holdings Corporation 2020 Employment Inducement Incentive Award Plan (for Non-Senior Leadership Team Members) Stock Option Grant Notice
		Form 10-Q	001-36905-201074116	8/4/2020

10.16**	Amended and Restated Non-Employee Director Compensation Program, effective May 30, 2018		Form 10-Q	001-36905-18979117	7/31/2018

10.17**	Patrick Keran Letter Agreement, dated October 1, 2015		Form 10-Q	001-36905-17818719	5/5/2017

10.18(a)*	Supply Agreement, dated May 15, 2013, by and between Integra LifeSciences Corporation and PcoMed, LLC, and subsequent assignment to SeaSpine Holdings Corporation on May 21, 2015		Form 8-K	001-36905-181116276	10/10/2018

10.18(b)	Amendment 10 to the Supply Agreement between SeaSpine Orthopedics Corporation and PcoMed, LLC	X

10.19*	Tyler Lipschultz Letter Agreement, dated July 9, 2015		Form 10-Q	001-36905-19788614	5/1/2019

21.1	Subsidiaries of the Registrant		Form 10-K	001-36905-161510399	3/16/2016

23.1	Consent of RSM US LLP, Independent Registered Public Accounting Firm	X

24.1	Power of Attorney (included on the signatures page)	X

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1***	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2***	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

†101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

†101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

†101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

†101.DEF	Inline XBRL Definition Linkbase Document	X

†101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document	X

†101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (embedded within Exhibit 101.INS Inline XBRL document)	X

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
†    The financial information of SeaSpine Holdings Corporation Annual Report on Form 10-K for the year ended December 31, 2020 filed on March 5, 2021 formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Loss, (iii) the Consolidated Balance Sheets, (iv) Parenthetical Data to the Consolidated Balance Sheets, (v) the Consolidated Statements of Cash Flows, (vi) the Consolidated Statements of Equity, and (vii) Notes to Consolidated Financial Statements, is furnished electronically herewith.

ITEM 16.	FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEASPINE HOLDINGS CORPORATION

Date:	March 5, 2021	/s/ Keith C. Valentine
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Keith C. Valentine	President, Chief Executive Officer and Director (Principal Executive Officer)	March 5, 2021
Keith C. Valentine

/s/ John J. Bostjancic	Chief Financial Officer (Principal Financial and Accounting Officer)	March 5, 2021
John J. Bostjancic

/s/ Kirtley C. Stephenson	Chair of the Board	March 5, 2021
Kirtley C. Stephenson

/s/ Stuart M. Essig	Lead Independent Director	March 5, 2021
Stuart M. Essig

/s/ Keith Bradley	Director	March 5, 2021
Keith Bradley

/s/ Kimberly Commins-Tzoumakas	Director	March 5, 2021
Kimberly Commins-Tzoumakas

/s/ Michael Fekete	Director	March 5, 2021
Michael Fekete

/s/ Renee M. Gaeta	Director	March 5, 2021
Renee M. Gaeta

/s/ John B. Henneman, III	Director	March 5, 2021
John B. Henneman, III

Report Of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of SeaSpine Holdings Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of SeaSpine Holdings Corporation and its subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2020, and the related notes to the consolidated financial statements and schedule (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 5, 2021, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for leases in fiscal year 2020 due to the adoption of Financial Accounting Standards Board Accounting Standards Codification Topic 842, Leases.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Excess and Obsolete Inventory Reserves
As described in Note 2 and Schedule II to the financial statements, the Company's inventory reserves balance was $38.0 million as of December 31, 2020. The Company’s inventories are valued at the lower of cost, the value determined by the first-in, first-out method, or net realizable value. The Company reviews the components of its inventories on a periodic basis for excess and obsolescence and adjusts inventories to its net realizable value as necessary. The valuation of inventories requires management to make significant assumptions, including assumptions about product life cycle and projections of future demand as well as specific product considerations such as timing of the introduction and development of new or enhanced products.
We identified valuation of excess and obsolete inventory reserves, which is included in the inventory reserves balance, as a critical audit matter because of the significant assumptions and judgements used by management in estimating adequate reserves. Auditing management’s assumptions was complex and required a high degree of auditor judgment and subjectivity when performing audit procedures and evaluating the audit evidence obtained.
Our audit procedures related to the Company’s excess and obsolete inventory reserves included the following, among others:
•We obtained an understanding of the relevant controls over the Company’s excess and obsolete inventory reserves, including the completeness and accuracy of data used in the process, and tested such controls for design and operating effectiveness.
•We evaluated the reasonableness of the methodology, assumptions and data used in the Company’s estimate by:
•Comparing the on-hand inventory quantities to projections of future demand and historical sales and evaluating adjustments to projections of future demand for specific product considerations, such as timing of the introduction and development of new or enhanced product; and
•Assessing the historical accuracy of management's estimate and performing sensitivity analyses over the significant assumptions to evaluate the impact of changes in the obsolete and excess inventory reserve that would result from changes in the underlying assumptions.

 /s/ RSM US LLP

We have served as the Company's auditor since 2017.

Los Angeles, California
March 5, 2021

SEASPINE HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2020	2019
Total revenue, net	$154,345	$159,083
Cost of goods sold	56,841	57,979
Gross profit	97,504	101,104
Operating expenses:
Selling and marketing	84,304	83,445
General and administrative	35,874	33,594
Research and development	16,258	15,125
Intangible amortization	3,169	3,169
Impairment of intangible assets	1,325	4,993
Total operating expenses	140,930	140,326
Operating loss	(43,426)	(39,222)
Other income, net	(463)	(302)
Loss before income taxes	(42,963)	(38,920)
Provision for income taxes	218	356
Net loss	$(43,181)	$(39,276)
Net loss per share, basic and diluted	$(1.59)	$(2.07)
Weighted average shares used to compute basic and diluted net loss per share	27,222	18,977
The accompanying notes are an integral part of these consolidated financial statements.

3

SEASPINE HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2020	2019
Net loss	$(43,181)	$(39,276)
Other comprehensive (loss) income
Foreign currency translation adjustments	690	(171)
Unrealized gain on investments	—	3
Comprehensive loss	$(42,491)	$(39,444)
The accompanying notes are an integral part of these consolidated financial statements.

SEASPINE HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value data)

	December 31, 2020	December 31, 2019

ASSETS
Current assets:
Cash and cash equivalents	$76,813	$20,199
Trade accounts receivable, net of allowances of $192 and $111	26,154	24,902
Inventories, net	54,041	47,155
Prepaid expenses and other current assets	3,884	3,906
Total current assets	160,892	96,162
Property, plant and equipment, net	31,422	25,751
Right of use assets	7,658	—
Intangible assets, net	13,883	19,173
Other assets	546	632
Total assets	$214,401	$141,718
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable, trade	$5,006	$7,448
Accrued compensation	8,198	7,879
Accrued commissions	8,199	7,843
Short-term debt	1,114	—
Contingent consideration liabilities	49	1,864
Short-term lease liability	2,147	—
Other accrued expenses and current liabilities	6,014	5,444
Total current liabilities	30,727	30,478
Long-term debt	5,059	—
Long-term lease liability	6,802	—
Other liabilities	95	1,480
Total liabilities	42,683	31,958

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value; 15,000 authorized; no shares issued and outstanding at December 31, 2020 and December 31, 2019	—	—
Common stock, $0.01 par value; 60,000 authorized; 27,729 and 19,124 shares issued and outstanding at December 31, 2020 and 2019, respectively	277	191
Additional paid-in capital	388,574	284,211
Accumulated other comprehensive income	2,124	1,434
Accumulated deficit	(219,257)	(176,076)
Total stockholders' equity	171,718	109,760
Total liabilities and stockholders' equity	$214,401	$141,718
The accompanying notes are an integral part of these consolidated financial statements.

SEASPINE HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2020	2019
OPERATING ACTIVITIES:
Net loss	$(43,181)	$(39,276)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,725	10,347
Instrument replacement expense	2,799	2,281
Impairment of spinal instruments	210	30
Impairment of intangible assets	1,325	4,993
Provision for excess and obsolete inventories	5,515	3,623
Stock-based compensation	10,357	7,806
Loss/(gain) from change in fair value of contingent consideration liabilities	176	(263)
Other	96	361
Changes in assets and liabilities:
Accounts receivable	(1,119)	(4,621)
Inventories	(10,480)	(5,924)
Prepaid expenses and other current assets	40	(420)
Other non-current assets	(93)	(50)
Accounts payable	(2,691)	(1,458)
Accrued commissions	342	2,385
Other accrued expenses and current liabilities	1,396	(1)
Other non-current liabilities	(16)	(90)
Net cash used in operating activities	(24,599)	(20,277)
INVESTING ACTIVITIES:
Purchases of property and equipment	(16,085)	(12,834)
Additions to technology assets	(950)	—
Purchases of short-term investments	(25,007)	—
Maturities of short-term investments	25,000	30,000
Net cash (used in) provided by investing activities	(17,042)	17,166
FINANCING ACTIVITIES:
Proceeds from Paycheck Protection Program Loan	7,173	—
Repayments of Paycheck Protection Program Loan	(1,000)	—
Proceeds from issuance of common stock- employee stock purchase plan and exercise of stock options	2,632	1,440
Proceeds from issuance of common stock, net of offering costs	91,622	—
Repurchases of common stock for income tax withheld upon vesting of restricted stock awards and restricted stock units	(2,164)	(2,129)
Payment of contingent royalty consideration liabilities in connection with acquisition of business	(125)	(140)
Net cash provided by (used in) financing activities	98,138	(829)
Effect of exchange rate changes on cash and cash equivalents	117	(94)

SEASPINE HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)

Net change in cash and cash equivalents	56,614	(4,034)
Cash and cash equivalents at beginning of period	20,199	24,233
Cash and cash equivalents at end of period	$76,813	$20,199
Supplemental cash flow information:
Interest paid	$176	$155
Income taxes paid	$148	$101
Non-cash investing activities:
Property and equipment in liabilities	$1,209	$713
Intangible assets in liabilities	$150	$850
Non-cash financing activities:
Settlement of contingent closing consideration liabilities with stock issuance in connection with acquisition of business	$2,000	$—
The accompanying notes are an integral part of these consolidated financial statements.

SEASPINE HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Common Stock		Additional	Accumulated Other		Total
	Number of		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance December 31, 2018	18,669	$187	$277,096	$1,602	$(136,800)	$142,085
Net loss	—	—	—	—	(39,276)	(39,276)
Foreign currency translation adjustment	—	—	—	(171)	—	(171)
Unrealized loss on short-term investments	—	—	—	3	—	3
Restricted stock issued	319	3	(1)	—	—	2
Issuance of common stock under employee stock purchase plan	120	1	1,209	—	—	1,210
Issuance of common stock- exercise of stock options	17	—	230	—	—	230
Repurchases of common stock for income tax withheld upon vesting of restricted stock awards and restricted stock units	(1)	—	(2,129)	—	—	(2,129)
Stock-based compensation	—		7,806	—	—	7,806
Balance December 31, 2019	19,124	191	284,211	1,434	(176,076)	109,760
Net loss	—	—	—	—	(43,181)	(43,181)
Foreign currency translation adjustment	—	—	—	690	—	690
Restricted stock issued	340	3	(1)	—	—	2
Issuance of common stock- public offering	7,820	78	91,544	—	—	91,622
Issuance of common stock under employee stock purchase plan	153	2	1,364	—	—	1,366
Issuance of common stock- NLT Spine Ltd contingent consideration	176	2	1,998	—	—	2,000
Issuance of common stock- exercise of stock options	117	1	1,265	—	—	1,266
Repurchases of common stock for income tax withheld upon vesting of restricted stock awards and restricted stock units	(1)	—	(2,164)	—	—	(2,164)
Stock-based compensation	—	—	10,357	—	—	10,357
Balance December 31, 2020	27,729	277	388,574	2,124	(219,257)	171,718
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
Basis of Presentation and Principles of Consolidation
The Company’s financial statements are presented on a consolidated basis. The Company prepared the consolidated financial statements included in this report in accordance with accounting principles generally accepted in the U.S. (GAAP). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.
Under current SEC rules, generally, a company qualifies as a "smaller reporting company" if it has a public float of less than $250 million as of the last business day of its most recently completed second fiscal quarter. If a company qualifies as a smaller reporting company on that date, it may elect to reflect that determination and use the smaller reporting company scaled disclosure accommodations in its subsequent SEC filings until the beginning of the first quarter of the fiscal year following the date it determines it does not qualify as a smaller reporting company. The Company's public float as of June 30, 2020, the last business day of its most recent second fiscal quarter, was less than $250 million, and as such, the Company qualifies as a smaller reporting company, elected to reflect that determination and intends to use certain of the scaled disclosure accommodations in its SEC filings made during and for the year ended December 31, 2021.
Concentration of Risk
Integra and PcoMed, LLC (PcoMed) entered into a supply agreement in May 2013 (the Supply Agreement), which was subsequently assigned to the Company by Integra in May 2015. For the year ending December 31, 2020, the sales of products incorporating the NanoMetalene® technology provided under the Supply Agreement exceeded 10% of the Company's revenue.
Pursuant to the Supply Agreement, PcoMed granted the Company a worldwide exclusive right for PcoMed to treat certain of the Company’s products with PcoMed’s proprietary technology (Treatment) for use in the spinal interbody and intervertebral market (Treated Products). PcoMed serves as the sole supplier of the Treatment. As consideration for exclusivity and the Treatment, the Company paid to PcoMed initial milestone payments prior to the initial sale of any Treated Products and the Company pays PcoMed a low single digit royalty on the Company’s net sales of all Treated Products. In the event the Company fails to meet any of its payment obligations, the exclusive right will, at PcoMed’s option and following a cure period, convert to a non-exclusive right. The Supply Agreement contains customary representations and termination provisions, including for material breach and bankruptcy. Each of the Company and PcoMed retain the rights to their respective intellectual property. The Supply Agreement expired on January 15, 2021 and on March 1, 2021, the Company entered into a new supply agreement with PcoMed, which terminates in January 2024.
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
Fair Value of Financial Instruments
The carrying amounts of cash, cash equivalents, receivables, accounts payable and accrued expenses at December 31, 2020 and 2019, are considered to approximate fair value because of the short-term nature of those items.
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
The carrying amounts of contingent consideration liabilities at December 31, 2020 and 2019 related to business combinations are measured at fair value on a recurring basis, and are classified within Level 3 of the fair value hierarchy because they use significant unobservable inputs. See Note 5, "Fair Value Measurements", below, for further information.

SEASPINE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Trade Accounts Receivable and Allowances
Trade accounts receivable in the accompanying consolidated balance sheets are presented net of allowances for doubtful accounts and sales returns and other credits. The Company grants credit to customers in the normal course of business, but generally does not require collateral or any other security to support its receivables.
The Company evaluates the collectability of accounts receivable based on a combination of factors. In circumstances where a specific customer is unable to meet its financial obligations to the Company, a provision to the allowances for doubtful accounts is recorded to reduce the net recognized receivable to the amount that is reasonably expected to be collected. For all other customers, a provision to the allowances for doubtful accounts is recorded based on factors including the length of time the receivables are past due, the current business environment and the Company’s historical experience. Provisions to the allowances for doubtful accounts are recorded to general and administrative expenses. Account balances are charged off against the allowance when it is probable that the receivable will not be recovered.
Inventories
Inventories, consisting of purchased materials, direct labor and manufacturing overhead, are stated at the lower of cost, the value determined by the first-in, first-out method, or net realizable value.
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
The Company capitalizes inventory costs associated with certain products prior to regulatory approval, based on management’s judgment of probable economic benefit. The Company could be required to expense previously capitalized costs related to pre-approval inventory upon a change in such judgment, due to, among other potential factors, a denial or delay of approval by necessary regulatory bodies or a decision by management to discontinue the related development program. No material amounts were capitalized at December 31, 2020 or 2019.
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
Leases
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

SEASPINE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
Impairment of Long-Lived Assets
Long-lived assets held and used by the Company, including property, plant and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets to be held and used, a recoverability test is performed using projected undiscounted net cash flows applicable to the long-lived assets. If an impairment exists, the amount of such impairment is calculated based on the estimated fair value of the asset. Impairments to long-lived assets to be disposed of are recorded based upon the difference between the carrying value and the fair value of the applicable assets. The Company determined an impairment exists for certain intangible assets during the year ended December 31, 2020 and 2019. Excluding the impairment of spinal instruments, there was no impairment of tangible long-lived assets in any of the periods presented. See Note 4, "Balance Sheet Details", below, for additional information.
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
In certain sales arrangements, the Company fulfills its obligations and bills the customer for the products prior to the shipment of goods. The Company allocates the transaction price to the multiple performance obligations under these contracts, including delivery of the products and the third-party logistics (3PL) performance obligations. Revenue related to product sales under these arrangements is not recognized until the Company delivers the products to the customer’s dedicated space within the Company’s facility, at which point the customer obtains control of the products. Revenue from the related 3PL obligations consists of revenue from storage of products which is recognized ratably over the service period, and revenue from shipping services which is recognized upon performance of such obligation.
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

SEASPINE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Shipping and Handling Fees and Costs
The Company has elected to account for shipping and handling activities as fulfillment activities. As such, the Company does not evaluate shipping and handling as promised services to its customers. Shipping and handling costs of $2.5 million for shipments of loaned spinal implants and instrumentation sets and costs incurred for internal movement of inventory were recorded in selling and marketing expense during each of the years ended December 31, 2020 and 2019, respectively.
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
The stock-based compensation is initially measured at the fair value of the awards on the grant date and is then recognized on a ratable basis in the financial statements over the requisite service period of the award. Stock-based compensation expense was $10.4 million in 2020 and $7.8 million in 2019.
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

SEASPINE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

SEASPINE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Net Loss Per Share
Basic and diluted net loss per share was calculated using the weighted-average number of shares of common stock outstanding during the period. The weighted average number of shares used to compute diluted net loss per share excludes any assumed issuance of common stock upon exercise of stock options, any assumed issuance of common stock under restricted stock awards or units, and any assumed issuances under the Company's employee stock purchase plan, because the effect, in each case, would be antidilutive. Common stock equivalents of 4.2 million and 3.6 million shares for the years ended December 31, 2020 and 2019, respectively, were excluded from the calculation because of their antidilutive effect.

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
There were no amounts outstanding under the Credit Facility at December 31, 2020 or 2019. At December 31, 2020, the Company had $23.0 million of current borrowing capacity under the Credit Facility before the requirement to maintain the minimum fixed charge coverage ratio as discussed below. Debt issuance costs and legal fees related to the Credit Facility totaling $0.6 million were recorded as a deferred asset and are being amortized ratably over the term of the arrangement.
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
The Credit Facility contains various customary affirmative and negative covenants, including prohibiting the Company from incurring indebtedness without the lender’s consent. The Credit Facility also includes a financial covenant, that requires the Company to maintain a minimum fixed charge coverage ratio of 1.10 to 1.00 for the applicable measurement period, if the Company's Total Liquidity (as defined in the Credit Facility) is less than $5.0 million. The Company was in compliance with all applicable covenants at December 31, 2020.
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

SEASPINE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Paycheck Protection Program
In April 2020, due to the economic uncertainty resulting from the impact of the COVID-19 pandemic on the Company's operations and to support its ongoing operations and retain all employees, the Company applied for a loan under the Paycheck Protection Program (PPP) of the Coronavirus Aid, Relief, and Economic Security Act (CARES Act). The Company received a loan in the original principal amount of $7.2 million. The Company subsequently repaid $1.0 million of the loan. Under the terms of the PPP, subject to specified limitations, the loan may be forgiven if the proceeds are used in accordance with the CARES Act. The Company used the loan proceeds for purposes consistent with the terms of the PPP and has applied for forgiveness of the entire loan; however, no assurance is provided that the Company will obtain forgiveness of the loan in whole or in part. Any unforgiven portion of the loan is payable over five years at an interest rate of 1%, with a deferral of payments until the date the lender receives the applicable forgiven amount from the Small Business Association.

SEASPINE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. BALANCE SHEET DETAILS

Inventories, net. Inventories consisted of:

	December 31, 2020	December 31, 2019
	(In thousands)
Finished goods	$37,689	$30,042
Work in process	10,087	10,847
Raw materials	6,265	6,266
	$54,041	$47,155

Property, Plant and Equipment. Property, plant and equipment balances and corresponding useful lives were as follows:

	December 31, 2020	December 31, 2019	Useful Lives
	(In thousands)
Leasehold improvements	$5,976	$5,878	Shorter of lease term or useful life
Machinery and production equipment	9,577	8,562	3-10 years
Spinal instruments and sets	30,275	25,511	4-5 years
Information systems and hardware	7,554	7,442	3-7 years
Furniture and fixtures	1,640	1,412	3-5 years
Construction in progress	12,645	9,716
Total	67,667	58,521
Less accumulated depreciation and amortization	(36,245)	(32,770)
Property, plant and equipment, net	$31,422	$25,751

The balance of construction in progress as of December 31, 2020 and 2019 consists primarily of spinal instruments not yet placed into service.
Depreciation and amortization expenses totaled $6.5 million and $4.9 million for the years ended December 31, 2020 and 2019, respectively, and included $1.0 million and $0.9 million of expenses that were presented within cost of goods sold for the years ended December 31, 2020 and 2019, respectively. The cost of purchased instruments used to replace damaged instruments in existing sets and recorded directly to the instrument replacement expense totaled $2.8 million and $2.3 million for the years ended December 31, 2020 and 2019, respectively.
Identifiable Intangible Assets.
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
During the year ended December 31, 2019, the Company shifted its commercialization strategy with respect to the product technologies it acquired of NLT due to market trend factors, new features necessary to be competitive, and more cost-effective internal development initiatives and the Company's estimated future net sales associated with those product technologies decreased. Accordingly, the Company evaluated the ongoing value of the product technology intangible assets associated with the acquisition of these assets. Based on this evaluation, the Company determined that intangible assets with a carrying amount

SEASPINE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
of $6.8 million were no longer recoverable and were impaired, and the Company wrote those intangible assets down to their estimated fair value of $1.8 million at June 30, 2019.
Significant estimates used in determining the estimated fair value include measurements estimating cash flows and determining the appropriate discount rate, which are considered Level 3 inputs under Codification 820.
During the year ended December 31, 2020 and 2019, the Company recognized $0.3 million and $0.9 million, respectively, of product technology intangible assets related to the achievement of certain licensed technology development milestones under a license agreement.
The components of the Company’s identifiable intangible assets were:

	December 31, 2020
	Weighted Average Life	Cost	Accumulated Amortization	Net
		(In thousands)
Product technology	12 years	$32,891	$(29,766)	$3,125
Customer relationships	12 years	56,830	(46,072)	10,758
Trademarks/brand names	—	300	(300)	—
		$90,021	$(76,138)	$13,883

	December 31, 2019
	Weighted Average Life	Cost	Accumulated Amortization	Net
		(In thousands)
Product technology	12 years	$34,158	$(28,912)	$5,246
Customer relationships	12 years	56,830	(42,903)	13,927
Trademarks/brand names	—	300	(300)	—
		$91,288	$(72,115)	$19,173
Annual amortization expense (including amounts reported in cost of goods sold) is expected to be approximately, $4.2 million in 2021, $4.1 million in 2022, $3.4 million in 2023, $1.5 million in 2024, and $0.2 million in 2025. Amortization expense totaled $4.2 million and $5.4 million for the years ended December 31, 2020 and 2019, respectively, and included $1.0 million and $2.2 million, respectively, of amortization of product technology intangible assets that was presented within cost of goods sold.

SEASPINE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. FAIR VALUE MEASUREMENTS
The fair values of the Company’s assets and liabilities, including contingent consideration liabilities, are measured at fair value on a recurring basis, and are determined under the fair value categories as follows (in thousands):

	Total	Quoted Price in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2020:
Contingent consideration liabilities- current	$49	$—	$—	$49
Contingent consideration liabilities- non-current	95	—	—	95
Total contingent consideration	$144	$—	$—	$144

	Total	Quoted Price in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2019:
Contingent consideration liabilities- current	$1,864	$—	$—	$1,864
Contingent consideration liabilities- non-current	230	—	—	230
Total contingent consideration	$2,094	$—	$—	$2,094

Under the terms of the 2016 asset purchase agreement between the Company and NLT, the Company is obligated to pay up to a maximum $5.0 million in milestone payments to NLT, payable at the Company's election in cash or in shares of its common stock. Such milestone payments are contingent on the Company's achievement of four independent events related to the commercialization of the product technologies the Company acquired in the transaction. To date, the Company achieved two of the milestones, one each during the three months ended June 30, 2020 and September 30, 2020, and paid the $2.0 million of milestone payments in shares of its common stock in July 2020 and August 2020, respectively. The remaining two milestones will not be achieved. Additionally, the Company must pay royalty payments, in cash, to NLT equal to declining (over time) percentages of the Company’s future net sales of certain of the acquired product technologies not to exceed $43.0 million in the aggregate. The Company has the option to terminate any future obligation to make royalty payments by making a one-time cash payment to NLT of $18.0 million.
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
The following table sets forth the changes in the estimated fair value of the Company’s liabilities measured on a recurring basis using significant unobservable inputs (Level 3). The loss from change in fair value of contingent milestone and royalty payments resulted from the timing of payments, success rates, the passage of time, updated discount rates matched to the

SEASPINE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
estimated timing of payments, actual net sales of certain products for the year ended December 31, 2020, and estimated net sales for future royalty payment periods.
A change in estimated net sales for future royalty payment periods would be expected to have a material impact on the fair value of royalty payments.

	Year Ended December 31,
	2020	2019
	(in thousands)
Beginning Balance as of January 1	$2,094	$2,496
Contingent consideration liabilities settled	(2,126)	(139)
Loss/(Gain) from change in fair value of contingent consideration recorded in general and administrative expenses	176	(263)
Ending Balance as of December 31	$144	$2,094

6. EQUITY AND STOCK-BASED COMPENSATION
Common Stock
In July 2020 and August 2020, the Company issued 100,100 shares and 75,585 shares of its common stock to NLT, respectively, as settlement of contingent milestone payments pursuant to the terms of the asset purchase agreement entered into with NLT in August 2016. See Note 5, "Fair Value Measurements" above.
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
Equity Award Plans
Stock-based compensation expense, all related to employees and non-employee directors, was recognized as follows:

	December 31,
	2020	2019
	(In Thousands)
Selling and marketing	$2,530	1,628
General and administrative	5,607	$4,607
Research and development	1,831	1,278
Cost of goods sold	389	293
Total stock-based compensation expense	10,357	7,806
No estimated tax benefit related to stock-based compensation expense was recognized for the years ended December 31, 2020 and 2019.
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

SEASPINE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
In May 2015, the Company adopted the 2015 Incentive Award Plan, which was subsequently amended and restated with approval of the Company's stockholders. In February and March 2018, the Company's board of directors approved amendments to the plan that increased the share reserve by an aggregate of 2,726,000 shares over the then-existing share reserve thereunder, subject to stockholder approval. The Company's stockholders approved both amendments in May 2018. On April 13, 2020, the Company's board of directors approved an amendment to the plan that, among other things, increased the share reserve by an aggregate of 3,500,000 shares over the then-existing share reserve thereunder, subject to stockholder approval. The Company's stockholders approved the amendment on June 3, 2020 (the 2015 Incentive Award Plan, as amended and restated to date, the Restated Plan). Under the Restated Plan, the Company can grant its employees, non-employee directors and consultants incentive stock options and non-qualified stock options, restricted stock, performance stock, dividend equivalent rights, stock appreciation rights, stock payment awards and other incentive awards. The aggregate number of shares that may be issued or transferred pursuant to awards under the Restated Plan is the sum of (1) the number of shares issuable upon exercise or vesting of the number of Integra equity awards converted to the Company's equity awards under the Restated Plan as of the date of the spin-off and (2) 9,735,500 shares of its common stock in respect of awards granted under the Restated Plan. As of December 31, 2020, 4,011,104 shares were available for issuance under the Restated Plan.
In June 2018, the Company established the 2018 Employment Inducement Incentive Award Plan (the 2018 Inducement Plan). The terms of the 2018 Inducement Plan are substantially similar to the terms of the Restated Plan with these principal exceptions: (1) incentive stock options may not be granted under the 2018 Inducement Plan; (2) there are no annual limits on awards that may be issued to an individual under the 2018 Inducement Plan; (3) awards granted under the 2018 Inducement Plan are not required to be subject to any minimum vesting period; and (4) awards may be granted under the 2018 Inducement Plan only to those individuals and in those circumstances described below. An aggregate of 2,000,000 shares are reserved under the 2018 Inducement Plan. As of December 31, 2020, 1,914,793 shares were available for issuance under the 2018 Inducement Plan. As a result of the approval of the amendment to the Restated Plan by the Company's stockholders in June 2020, no awards will be granted under the 2018 Inducement Plan in the future.
In August 2020, the Company adopted the 2020 Employment Inducement Incentive Award Plan (the 2020 Inducement Plan). The terms of the 2020 Inducement Plan are substantially similar to the terms of the 2015 Incentive Award Plan with four principal exceptions: (1) incentive stock options may not be granted under the 2020 Inducement Plan; (2) there are no annual limits on awards that may be issued to an individual under the 2020 Inducement Plan; (3) awards granted under the 2020 Inducement Plan are not required to be subject to any minimum vesting period; and (4) awards may be granted under the 2020 Inducement Plan only to those individuals and in those circumstances described below. An aggregate of 2,000,000 shares are reserved under the 2020 Inducement Plan. As of December 31, 2020, 1,928,257 share were available for issuance under the 2020 Inducement Plan.
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
Restricted Stock Awards and Restricted Stock Units
Restricted stock award and restricted stock unit grants to employees generally have a requisite service period of three years, and restricted stock award and restricted stock unit grants to non-employee directors generally have a requisite service period of one year. Both are subject to graded vesting. The Company expenses the fair value of restricted stock awards and restricted stock units on an accelerated basis over the vesting period or requisite service period, whichever is shorter. Stock-based compensation expense related to all equity awards includes an estimate for forfeitures. The expected forfeiture rate of all equity-based compensation is based on historical experience of pre-vesting forfeitures on awards by each homogeneous group of shareowners. For awards granted to non-executive employees, the forfeiture rate is estimated to be 13% and 14% annually for the years ended December 31, 2020 and 2019, respectively. There is no forfeiture rate applied to awards granted to non-employee directors or executive employees because their pre-vesting forfeitures are anticipated to be highly unlikely. As individual awards become fully vested, stock-based compensation expense is adjusted to recognize actual forfeitures.

SEASPINE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table summarizes restricted stock awards and restricted stock units granted to SeaSpine employees and non-employee directors during 2020:

	Restricted Stock Awards and Units
	Shares (In thousands)	Weighted Average Grant Date Fair Value Per Share
Unvested, January 1, 2020	852	$12.21
Granted	512	12.12
Cancellations	(42)	13.64
Released/Vested	(525)	11.25
Unvested, December 31, 2020	797	12.71
The weighted average grant date fair value of restricted stock awards and restricted stock units granted during 2020 and 2019 was $12.12 and $16.31, respectively. The total fair value of shares subject to restricted stock awards and restricted stock units that vested in 2020 and 2019 was $6.0 million and $4.3 million, respectively.
The Company recognized $5.7 million and $5.9 million in expense related to restricted stock awards and restricted stock units for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, there was approximately $2.9 million of unrecognized compensation expense related to the unvested portions of restricted stock awards and restricted stock units. This expense is expected to be recognized over a weighted-average period of approximately 1.2 years.
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

	December 31,
	2020	2019
Expected dividend yield	0%	0%
Risk-free interest rate	1.3%	2.5%
Expected volatility	46.4%	30.2%
Expected term (in years)	4.9	5.0
The Company considered that it has never paid, and does not currently intend to pay, cash dividends. The risk-free interest rates are derived from the U.S. Treasury yield curve in effect on the date of grant for instruments with a remaining term similar to the expected term of the options. The expected volatility is calculated based upon the historical volatility of the Company's share prices. The expected term is calculated using the historical weighted average term of the Company’s options. In addition, the Company applies an expected forfeiture rate when amortizing stock-based compensation expense. The expected forfeiture rate of options is based on historical experience of pre-vesting forfeitures on awards by each homogeneous group of shareowners. For options granted to non-executive employees, the forfeiture rate is estimated to be 13% and 14% annually for the years ended December 31, 2020 and 2019, respectively. There is no forfeiture rate applied to options granted to non-employee directors and executive employees because their pre-vesting forfeitures are anticipated to be highly unlikely. As individual options become fully vested, stock-based compensation expense is adjusted to recognize actual forfeitures.

SEASPINE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
A summary of the options granted during 2020 and the total number of options outstanding as of December 31, 2020 and changes since January 1, 2020 are set forth below:

	Number of Shares Outstanding (In thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding, January 1, 2020	2,637	$15.18	4.65	$506
Granted	955	$11.67	—	—
Exercised	(117)	$10.87	—	—
Forfeited	(157)	$14.96	—	—
Outstanding, December 31, 2020	3,318	$14.33	4.67	$10,667
Vested or expected to vest, December 31, 2020	3,285	$14.33	4.64	$10,537
Exercisable, December 31, 2020	2,397	$14.59	3.85	$6,993
The weighted average grant date fair value of options granted during 2020 and 2019 was $4.79 and $4.14, respectively. The total fair value of shares vested in 2020 and 2019 was $2.1 million and $1.3 million, respectively.
The Company recognized $3.8 million and $1.2 million in expense related to stock options for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, there was approximately $1.8 million of unrecognized compensation expense related to unvested stock options. This expense is expected to be recognized over a weighted-average period of approximately 1.5 years.
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
Subject to stockholder approval, on and effective as of November 2, 2018, the Company's board of directors approved an amendment to the ESPP pursuant to which the share reserve under the ESPP would increase from 400,000 shares to 800,000 shares. The Company's stockholders approved that amendment in May 2019. On December 8, 2020, the Company's board of directors approved the issuance of an additional 500,000 shares of common stock under the ESPP, subject to stockholder approval. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended (the IRC). The ESPP contains a restart feature, such that if the market price of the stock at the end of any six-month purchase period is lower than the market price at the original grant date of an offering period, that offering period will terminate after that purchase date, and a new two-year offering period will commence on the January 1 or July 1 immediately following the date the original offering period terminated. The restart feature was triggered on the purchase date that occurred on June 30, 2019, such that the offering period that commenced on January 1, 2019 was terminated, and a new two-year offering period commenced on July 1, 2019 and would end on June 30, 2021. This restart feature was triggered again on the purchase date that occurred on December 31, 2019, such that the offering periods that commenced on each of July 1, 2018 and July 1, 2019 were terminated, and a new two-year offering period commenced on January 1, 2020 and would end on December 31, 2021. This restart feature was triggered again on the purchase date that occurred on June 30, 2020, such that the offering period that commenced on January 1, 2020 was terminated, and a new two-year offering period commenced on July 1, 2020 and will end on June 30, 2022. The Company applied share-based payment modification accounting to the awards that were initially valued at the grant date to determine the amount of any incremental fair value associated with the modified awards. The impact to stock-based compensation expense for modifications during the year ended December 31, 2020 was immaterial.
During the years ended December 31, 2020 and 2019, there were 153,302 and 119,602 shares of common stock, respectively, purchased under the ESPP. The Company recognized $0.9 million and $0.7 million in expense related to the ESPP for the years

SEASPINE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ended December 31, 2020 and 2019, respectively. As of December 31, 2020, 127,160 shares were available under the ESPP for future issuance.
The Company estimates the fair value of shares issued to employees under the ESPP using the Black-Scholes-Merton option-pricing model. The following weighted average assumptions were used in the calculation of fair value of shares under the ESPP at the grant date for the periods indicated:

	December 31,
	2020	2019
Expected dividend yield	0%	0%
Risk-free interest rate	0.7%	1.4%
Expected volatility	24.6%	21.9%
Expected term (in years)	0.7	0.7

SEASPINE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. LEASES
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
The Company’s lease portfolio only includes operating leases. As of December 31, 2020, the weighted average remaining lease term of these operating leases was 5.3 years and the weighted average discount rate was 6.5%. For each of the years ended December 31, 2020 and 2019, lease expense, which represents expense from operating leases, was $2.1 million.
A summary of the Company's remaining lease liabilities at December 31, 2020 are as follows:

Payments Due by Calendar Year
(In thousands)
2021	$2,644
2022	2,243
2023	1,568
2024	1,374
2025	1,409
Thereafter	1,869
Total undiscounted value of lease liabilities	$11,107
Less: present value adjustment	(1,737)
Less: short-term leases not capitalized	(421)
Present value of lease liabilities	8,949
Less: current portion of lease liability	(2,147)
Operating lease liability, less current portion	$6,802

SEASPINE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
Income Tax Provision
Loss before income taxes consisted of:

	Year Ended December 31,
	2020	2019
	(In thousands)
United States operations	$(42,251)	$(39,342)
Foreign operations	(712)	422
	$(42,963)	$(38,920)
A reconciliation of the U.S. federal statutory rate to the Company’s effective tax rate is:

	Year Ended December 31,
	2020	2019
Federal statutory rate	21.0%	21.0%
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal tax benefit	2.0%	2.7%
Foreign operations	(0.3)%	(0.8)%
Changes in valuation allowances	(22.3)%	(24.7)%
Uncertain tax positions	—%	0.1%
Research and development credit	0.6%	0.2%
Other	(1.5)%	0.6%
Effective tax rate	(0.5)%	(0.9)%

SEASPINE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The provision/(benefit) for income taxes consisted of:

	Year Ended December 31,
	2020	2019
	(In thousands)
Current:
Federal	$—	$(27)
State	87	59
Foreign	28	39
Total current	$115	$71
Deferred:
Federal	—	—
State	—	—
Foreign	103	285
Total deferred	$103	$285
Provision for income taxes	$218	$356
The income tax effects of significant temporary differences that give rise to deferred tax assets and liabilities, shown before jurisdictional netting, are presented below:

	Year Ended December 31,
	2020	2019
	(In thousands)
Deferred tax assets:
Doubtful accounts	$47	$27
Inventory related items	12,317	10,508
Tax credits	563	319
Accrued vacation	536	369
Accrued bonus	517	1,099
Stock compensation	4,947	4,431
Net operating loss carryforwards	45,744	38,149
Intangible and fixed assets	10,740	10,806
Other	704	1,000
Total deferred tax assets	76,115	66,708
Less valuation allowance	(75,147)	(65,576)
Deferred tax assets after valuation allowance	$968	$1,132
Deferred tax liabilities:
Other	927	988
Total deferred tax liabilities	$927	$988
Net deferred tax assets	$41	$144
At December 31, 2020, the Company had net operating loss carryforwards of $187.7 million for federal and state income tax purposes. The Company also had net operating loss carryforwards of $0.2 million for foreign income tax purposes. These loss carryforwards begin to expire in 2021 for foreign income tax purposes and in 2027 for federal and state income tax purposes, and continue to expire through 2039. The Company’s net operating loss carryforwards generated after 2017 for federal income tax purposes do not expire. The tax expense recorded for net operating losses, net of valuation allowance, was $0.1 million which relates only to foreign net operating losses.
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

SEASPINE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
A reconciliation of the Company’s uncertain tax benefits is as follows:

	Year Ended December 31,
	2020	2019
	(In thousands)
Balance, beginning of year	$319	$255
Gross increases:
Prior years’ tax positions	74	15
Additions to tax positions in prior years due to spin-off	—	—
Current year tax positions	170	75
Gross decreases:
Settlements	—	—
Statute of limitations lapses	—	(26)
Balance, end of year	$563	$319
The Company recognizes interest and penalties relating to uncertain tax positions in income tax expense. The amounts recorded in 2020 and 2019 were not significant.
The Company files income tax returns as prescribed by tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state, local and foreign jurisdictions where applicable based on the statute of limitations that apply in each jurisdiction. The Company has no open income tax audits with any taxing authority as of December 31, 2020. The Company is still subject to income tax examinations by U.S. federal and state tax authorities for the years 2016 through 2020. Open years for foreign jurisdictions are from 2015 through 2020. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss carryforward amount.
On March 27, 2020, Congress enacted the CARES Act to provide certain relief as a result of the COVID-19 pandemic. The CARES Act, among other things, includes provisions relating to net operating loss carryback periods, alternative minimum tax credit refunds, and modification to the net interest deduction limitations. The CARES Act did not have a material impact on the Company's consolidated financial statements for the year ended December 31, 2020.
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

SEASPINE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
10. SEGMENT AND GEOGRAPHIC INFORMATION
Management assessed its segment reporting based on how it internally manages and reports the results of its business to its chief operating decision maker. Management reviews financial results, manages the business and allocates resources on an aggregate basis. Therefore, financial results are reported in a single operating segment: the development, manufacture and marketing of orthobiologics and of spinal implants. The Company reports revenue in two product categories: orthobiologics and spinal implants. Orthobiologics products consist of a broad range of advanced and traditional bone graft substitutes that are designed to improve bone fusion rates following surgery. The spinal implant portfolio consists of an extensive line of products for minimally invasive surgery, complex spine, deformity and degenerative procedures. The Company attributes revenues to geographic areas based on the location of the customer.
The following table disaggregates revenue by major sales channel for each of the periods presented (in thousands):

	Year Ended December 31, 2020
	United States	International	Total
	(In thousands)
Orthobiologics	$71,346	$7,037	$78,383
Spinal implants	$67,550	$8,412	75,962
Total revenue, net	$138,896	$15,449	$154,345

	Year Ended December 31, 2019
	United States	International	Total
	(In thousands)
Orthobiologics	$73,543	$7,756	$81,299
Spinal implants	$68,308	$9,476	$77,784
Total revenue, net	$141,851	$17,232	$159,083

11. EMPLOYEE BENEFIT PLAN
The Company has a defined contribution savings plan under section 401(k) of the IRC. The plan covers substantially all employees. The Company matches employee contributions made to the plan according to a specified formula. The Company’s matching contributions totaled approximately $1.1 million and $0.6 million for the years ended 2020 and 2019, respectively.

SEASPINE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
12. SELECTED QUARTERLY INFORMATION - UNAUDITED

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Total revenue, net:
2020	$36,111	$28,589	$43,209	$46,436
2019	36,150	39,306	39,888	43,739
Gross profit:
2020	$22,299	$16,930	$29,135	$29,140
2019	22,571	24,989	25,481	28,063
Net loss:
2020	$(12,551)	$(13,713)	$(6,574)	$(10,343)
2019	(8,989)	(12,036)	(9,663)	(8,588)
Basic/diluted net loss per common share(1):
2020	$(0.48)	$(0.50)	$(0.24)	$(0.37)
2019	(0.48)	(0.64)	(0.51)	(0.45)
(1) Per common share amounts for the quarters and full years have been calculated separately. Accordingly, quarterly amounts do not necessarily add to the annual amount because of differences in the weighted average common shares outstanding during each period principally due to the effect of the Company’s issuing or canceled shares of its common stock during the year.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Additions/Deductions	Balance at End of Period
Description
	(In thousands)
Year ended December 31, 2020:
Allowance for doubtful accounts and other credits	$111	$—	$—	$81	$192
Inventory Reserves	32,237	6,903	—	(1,125)	38,015
Deferred tax asset valuation allowance	65,576	9,571	—	—	75,147
Year ended December 31, 2019:
Allowance for doubtful accounts and sales returns and other credits	$850	$20	$(417)	$(342)	$111
Inventory Reserves	29,309	4,747	—	(1,819)	32,237
Deferred tax asset valuation allowance	55,954	9,622	—	—	65,576

