Form 10-Q
period 2021-03-31
SeaSpine Holdings Corp
filed 2021-05-03
CIK 1637761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of April 29, 2021 was 33,161,083.

SEASPINE HOLDINGS CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SEASPINE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2021	2020
Total revenue, net	$41,954	$36,111
Cost of goods sold	15,366	13,812
Gross profit	26,588	22,299
Operating expenses:
Selling and marketing	23,399	20,476
General and administrative	10,427	8,554
Research and development	4,506	3,895
Intangible amortization	792	792
Impairment of intangible assets	—	1,325
Total operating expenses	39,124	35,042
Operating loss	(12,536)	(12,743)
Other (expense) income, net	(159)	227
Loss before income taxes	(12,695)	(12,516)
Provision for income taxes	25	35
Net loss	$(12,720)	$(12,551)
Net loss per share, basic and diluted	$(0.46)	$(0.48)
Weighted average shares used to compute basic and diluted net loss per share	27,913	26,420
The accompanying notes are an integral part of these condensed consolidated financial statements.

SEASPINE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2021	2020
Net loss	$(12,720)	$(12,551)
Other comprehensive (loss) income
Foreign currency translation adjustments	(357)	(164)
Unrealized gain on investments	—	190
Comprehensive loss	$(13,077)	$(12,525)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SEASPINE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except par value data)

	March 31, 2021	December 31, 2020

ASSETS
Current assets:
Cash and cash equivalents	$87,749	$76,813
Trade accounts receivable, net of allowances of $123 and $192	25,030	26,154
Inventories, net	58,182	54,041
Prepaid expenses and other current assets	2,729	3,884
Total current assets	173,690	160,892
Property, plant and equipment, net	35,779	31,422
Right of use assets	7,274	7,658
Intangible assets, net	13,373	13,883
Other assets	300	546
Total assets	$230,416	$214,401
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable, trade	12,086	5,006
Accrued compensation	7,346	8,198
Accrued commissions	9,051	8,199
Short-term debt	1,393	1,114
Short-term lease liability	2,159	2,147
Other accrued expenses and current liabilities	7,893	6,063
Total current liabilities	39,928	30,727
Long-term debt	24,781	5,059
Long-term lease liability	6,349	6,802
Other liabilities	91	95
Total liabilities	71,149	42,683

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value; 15,000 authorized; no shares issued and outstanding at March 31, 2021 and December 31, 2020	—	—
Common stock, $0.01 par value; 60,000 authorized; 27,948 and 27,729 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	279	277
Additional paid-in capital	389,198	388,574
Accumulated other comprehensive income	1,767	2,124
Accumulated deficit	(231,977)	(219,257)
Total stockholders' equity	159,267	171,718
Total liabilities and stockholders' equity	$230,416	$214,401
The accompanying notes are an integral part of these condensed consolidated financial statements.

SEASPINE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2021	2020
OPERATING ACTIVITIES:
Net loss	$(12,720)	$(12,551)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,747	2,608
Instrument replacement expense	730	379
Impairment of intangible assets	—	1,325
Impairment of spinal instruments	—	234
Provision for excess and obsolete inventories	1,321	2,104
Stock-based compensation	2,546	1,983
Other	(36)	(23)
Changes in assets and liabilities:
Accounts receivable	1,021	4,853
Inventories	(5,411)	(2,354)
Prepaid expenses and other current assets	1,150	937
Other non-current assets	228	(7)
Accounts payable	3,941	3,458
Accrued commissions	850	(2,021)
Other accrued expenses and current liabilities	683	(3,628)
Other non-current liabilities	(8)	(7)
Net cash used in operating activities	(2,958)	(2,710)
INVESTING ACTIVITIES:
Purchases of property and equipment	(3,750)	(2,196)
Additions to technology assets	(350)	(850)
Purchases of short-term investments	—	(25,007)
Net cash used in investing activities	(4,100)	(28,053)
FINANCING ACTIVITIES:
Borrowings under credit facility	20,000	—
Proceeds from exercise of stock options	496	902
Proceeds from issuance of common stock, net of offering costs	—	91,622
Repurchases of common stock for income tax withheld upon vesting of restricted stock awards and restricted stock units	(2,418)	(1,855)
Payment of contingent royalty consideration liabilities in connection with acquisition of business	(19)	(33)
Net cash provided by financing activities	18,059	90,636
Effect of exchange rate changes on cash and cash equivalents	(65)	(66)
Net change in cash and cash equivalents	10,936	59,807
Cash and cash equivalents at beginning of period	76,813	20,199
Cash and cash equivalents at end of period	$87,749	$80,006
Supplemental cash flow information:
Interest paid	$63	$38
Income taxes paid	$10	$14
Non-cash investing activities:
Property and equipment in liabilities	$4,556	$1,055
Intangible assets in liabilities	$350	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

SEASPINE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands)

	Common Stock		Additional	Accumulated Other		Total
	Number of		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance December 31, 2020	27,729	$277	$388,574	$2,124	$(219,257)	$171,718
Net loss	—	—	—	—	(12,720)	(12,720)
Foreign currency translation adjustment	—	—	—	(357)	—	(357)
Restricted stock issued	175	2	—	—	—	2
Issuance of common stock - exercise of stock options	44	—	496	—	—	496
Repurchases of common stock for income tax withheld upon vesting of restricted stock awards and restricted stock units	—	—	(2,418)	—	—	(2,418)
Stock-based compensation	—	—	2,546	—	—	2,546
Balance March 31, 2021	27,948	279	389,198	1,767	(231,977)	159,267

	Common Stock		Additional	Accumulated Other		Total
	Number of		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance December 31, 2019	19,124	$191	$284,211	$1,434	$(176,076)	$109,760
Net loss	—	—	—	—	(12,551)	(12,551)
Foreign currency translation adjustment	—	—	—	(164)	—	(164)
Unrealized gain on short-term investments	—	—	—	190	—	190
Restricted stock issued	213	2	—	—	—	2
Issuance of common stock - public offering	7,820	78	91,544	—	—	91,622
Issuance of common stock- exercise of stock options	80	1	901	—	—	902
Repurchases of common stock for income tax withheld upon vesting of restricted stock awards and restricted stock units	—	—	(1,855)	—	—	(1,855)
Stock-based compensation	—	—	1,983	—	—	1,983
Balance March 31, 2020	27,237	272	376,784	1,460	(188,627)	189,889
The accompanying notes are an integral part of these condensed consolidated financial statements.

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. BUSINESS AND BASIS OF PRESENTATION
Business
SeaSpine Holdings Corporation was incorporated in Delaware on February 12, 2015. Unless the context indicates otherwise, references to "SeaSpine" or the "Company" refer to SeaSpine Holdings Corporation and its wholly-owned subsidiaries.
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
The Company’s financial statements are presented on a consolidated basis. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. The unaudited interim condensed consolidated financial statements do not include all information and disclosures required by GAAP for annual audited financial statements and should be read with the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the SEC. In the opinion of management, the unaudited interim condensed consolidated financial statements included in this report have been prepared on the same basis as the Company's audited consolidated financial statements and include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations, cash flows, and statement of equity for periods presented. The results for the three months ended March 31, 2021 are not necessarily indicative of the results expected for the full year. The condensed consolidated balance sheet as of December 31, 2020 was derived from the audited consolidated balance sheet for the year ended December 31, 2020. Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.
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
Concentration of Risk
On March 1, 2021, the Company and PcoMed, LLC (PcoMed) entered into a supply agreement (the Supply Agreement).
Pursuant to the Supply Agreement, PcoMed granted the Company a worldwide right to sell and commercialize any implantable spinal surgery interbody and/or intervertebral medical device designed and/or manufactured by or for the Company treated by PcoMed with certain proprietary PcoMed technology (Processed Parts) for use in spinal interbody and/or intervertebral surgical methods and procedures. The right is exclusive to the Company through January 14, 2022; thereafter, it will be non-exclusive. The Supply Agreement replaces and supersedes a prior supply agreement between the Company and PcoMed entered into in May 2013, which expired on January 15, 2021.
For the three months ending March 31, 2021 and 2020, the sales of products incorporating the NanoMetalene® technology provided under the Supply Agreement exceeded 10% of the Company's revenue.

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Pursuant to the Supply Agreement, PcoMed, which serves as the sole supplier of Processed Parts, will supply up to designated minimum amounts of Processed Parts per week and per month per the Company's request. In addition, if requested by the Company, PcoMed must use commercially reasonable efforts to supply Processed Parts in excess of those minimum amounts. The Company agreed to pay PcoMed (a) a low single digit royalty on a monthly basis on the Company's net sales of all Processed Parts, (b) a minimum processing fee for each contract year during the term of the Supply Agreement, payable in four equal quarterly installments, which offsets on a dollar-for-dollar basis the processing fees the Company would otherwise pay for Processed Parts each contract year and (c) additional processing fees payable monthly based on the number and type of Processed Parts supplied by PcoMed.

The Supply Agreement contains customary representations, warranties, covenants and indemnification obligations on the part of both parties. Each of the Company and PcoMed retain the rights to their respective intellectual property. The Supply Agreement may be terminated by the Company or PcoMed for cause in the event of an uncured material default or breach or a bankruptcy or similar proceeding. Unless terminated earlier pursuant to its terms, the term of the Supply Agreement is March 1, 2021 through January 14, 2024. During the term of the Supply Agreement, PcoMed agreed not to enter into any agreement or consummate any transaction with any third party relating to a change in control of PcoMed without first affording the Company, in accordance with the terms of the Supply Agreement, the opportunity to negotiate for the acquisition of PcoMed.

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
The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company's business, results of operations and financial condition, including revenues, expenses, manufacturing, research and development costs and employee-related compensation, will depend on future developments that are highly uncertain, including as a result of genetic variations of, or other information that may emerge concerning, COVID-19 and the actions taken to contain it or treat COVID-19, as well as the economic impact on local, regional, national and international customers and markets. The Company has made estimates of the impact of the pandemic within its financial statements and there may be changes to those estimates in future periods. Actual results may differ from these estimates.
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
Recently Adopted Accounting Standards
In August 2018, the FASB issued Update No. 2018-15, Intangibles-Goodwill and Other-Internal Use Software (Subtopic 350-40). The amendments in this Update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The new standard was effective for the Company beginning on January 1, 2021. The adoption of this new standard had no material impact on its consolidated financial statements.
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
Net Loss Per Share
Basic and diluted net loss per share was calculated using the weighted-average number of shares of common stock outstanding during the period. The weighted average number of shares used to compute diluted net loss per share excludes any assumed issuance of common stock upon exercise of stock options, any assumed issuance of common stock under restricted stock awards or units, and any assumed issuances under the Company's employee stock purchase plan, because the effect, in each case, would be antidilutive. Common stock equivalents of 4.8 million and 4.1 million shares for the three months ended March 31, 2021 and 2020, respectively, were excluded from the calculation because of their antidilutive effect.
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
There were no amounts outstanding under the Credit Facility at December 31, 2020. In March 2021, the Company borrowed $20.0 million under the Credit Facility. At March 31, 2021, there was $20.0 million outstanding under the Credit Facility and the Company had $3.2 million of current borrowing capacity under the Credit Facility before the requirement to maintain the minimum fixed charge coverage ratio as discussed below. As of March 31, 2021, the effective interest rate on the amounts borrowed was 4.50%. Debt issuance costs and legal fees related to the Credit Facility totaling $0.6 million were recorded as a deferred asset and are being amortized ratably over the term of the arrangement.
On April 19, 2021, the Company repaid the entire $20.0 million of outstanding borrowings under the Credit Facility.
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

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
The Credit Facility contains various customary affirmative and negative covenants, including prohibiting the Company from incurring indebtedness without the lender’s consent. The Credit Facility also includes a financial covenant that requires the Company to maintain a minimum fixed charge coverage ratio of 1.10 to 1.00 for the applicable measurement period, if the Company's Total Liquidity (as defined in the Credit Facility) is less than $5.0 million. The Company was in compliance with all applicable covenants at March 31, 2021.
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
4. INVENTORIES
Inventories consisted of:

	March 31, 2021	December 31, 2020
	(In thousands)
Finished goods	$42,074	$37,689
Work in process	11,422	10,087
Raw materials	4,686	6,265
	$58,182	$54,041
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
The cost of purchased spinal instruments that the Company consigns to hospitals and independent sales agents to support surgeries is initially capitalized as construction in progress. The amount is then either reclassified to spinal instruments and sets, and depreciation is initiated when instruments are put together in a newly built set with spinal implants, or directly expensed for the instruments used to replace damaged instruments in an existing set. The depreciation expense and direct expense for replacement instruments are recorded in selling and marketing expense.

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Property, plant and equipment balances and corresponding useful lives were as follows:

	March 31, 2021	December 31, 2020	Useful Lives
	(In thousands)
Leasehold improvements	$5,990	$5,976	Shorter of lease term or useful life
Machinery and production equipment	10,007	9,577	3	-	10	years
Spinal instruments and sets	34,102	30,275	4	-	5	years
Information systems and hardware	7,587	7,554	3	-	7	years
Furniture and fixtures	1,640	1,640	3	-	5	years
Construction in progress	14,254	12,645
Total	73,580	67,667
Less accumulated depreciation and amortization	(37,801)	(36,245)
Property, plant and equipment, net	$35,779	$31,422
Depreciation and amortization expenses totaled $1.7 million and $1.5 million for the three months ended March 31, 2021 and 2020, respectively. The cost of purchased instruments used to replace damaged instruments in existing sets and recorded directly to instrument replacement expense totaled $0.7 million and $0.4 million for each of the three months ended March 31, 2021 and 2020, respectively.
For the three months ended March 31, 2020, the Company recorded impairment charges to selling and marketing expense totaling $0.2 million against spinal instruments that are no longer expected to be placed into service. There were no impairment charges recorded against spinal instruments for the three months ended March 31, 2021.

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. IDENTIFIABLE INTANGIBLE ASSETS
Identifiable intangible assets are initially recorded at fair value at the time of acquisition, generally using an income or cost approach. The Company capitalizes costs incurred to renew or extend the term of recognized intangible assets and amortizes those costs over their expected useful lives.
Primarily as a result of an expected shift in future product revenue mix more toward a parallel expanding interbody device based on the Company’s internally developed technology and, in turn, lower future revenue anticipated for the lordotic expanding implant based on technology the Company acquired from N.L.T. Spine Ltd. (NLT) and NLT Spine, Inc., a wholly owned subsidiary of NLT, the Company's estimated future net sales associated with those NLT product technologies decreased. Accordingly, the Company evaluated the ongoing value of the product technology intangible assets associated with the acquisition of these assets. Based on this evaluation, the Company determined that intangible assets with a carrying amount of $1.6 million were no longer recoverable and were impaired, and the Company wrote those intangible assets down to their estimated fair value of $0.3 million at March 31, 2020. Significant estimates used in determining the estimated fair value include measurements estimating cash flows and determining the appropriate discount rate, which are considered Level 3 inputs under Codification 820.
The components of the Company’s identifiable intangible assets were:

	March 31, 2021
	Weighted Average Life	Cost	Accumulated Amortization	Net
	(Dollars in thousands)
Product technology	12 years	33,441	$(30,033)	$3,408
Customer relationships	12 years	56,830	$(46,865)	9,965
Trademarks/brand names	—	300	(300)	—
		$90,571	$(77,198)	$13,373

	December 31, 2020
	Weighted Average Life	Cost	Accumulated Amortization	Net
	(Dollars in thousands)
Product technology	12 years	$32,891	$(29,766)	$3,125
Customer relationships	12 years	56,830	(46,072)	10,758
Trademarks/brand names	—	300	(300)	—
		$90,021	$(76,138)	$13,883
Annual amortization expense (including amounts reported in cost of goods sold) is expected to be approximately $4.3 million in 2021, $4.2 million in 2022, $3.5 million in 2023, $1.6 million in 2024, and $0.2 million in 2025. For each of the three months ended March 31, 2021 and 2020, amortization expense totaled $1.1 million and included $0.3 million of amortization of product technology intangible assets that is presented within cost of goods sold in each of the three months ended March 31, 2021 and 2020.

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. EQUITY AND STOCK-BASED COMPENSATION
Common Stock
In July 2020 and August 2020, the Company issued 100,100 shares and 75,585 shares of its common stock to NLT, respectively, as settlement of contingent milestone payments pursuant to the terms of the asset purchase agreement entered into with NLT in August 2016.
In January 2020, the Company entered into an Underwriting Agreement with Piper Sandler & Co. and Canaccord Genuity LLC relating to the issuance and sale of 6,800,000 shares of the Company’s common stock at a price to the public of $12.50 per share, before underwriting discounts and commissions. Under the terms of that agreement, the Company granted the underwriters an option, exercisable for 30 days, to purchase up to an additional 1,020,000 shares of common stock. The underwriters exercised this option and the offering closed on January 10, 2020 with the sale of 7,820,000 shares of common stock, resulting in net proceeds to the Company of approximately $92 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. The offering was made pursuant to the Company’s shelf registration statement on Form S-3 that was declared effective on May 22, 2019.
Equity Award Plans
In May 2015, the Company adopted the 2015 Incentive Award Plan, which was subsequently amended and restated with approval of the Company's stockholders. In February and March 2018, the Company's board of directors approved amendments to the plan that increased the share reserve by an aggregate of 2,726,000 shares over the then-existing share reserve thereunder, subject to stockholder approval. The Company's stockholders approved both amendments in May 2018. In April 2020, the Company's board of directors approved an amendment to the plan that, among other things, increased the share reserve by an aggregate of 3,500,000 shares over the then-existing share reserve thereunder, subject to stockholder approval. The Company's stockholders approved the amendment in June 2020 (the 2015 Incentive Award Plan, as amended and restated to date, the Restated Plan). Under the Restated Plan, the Company can grant its employees, non-employee directors and consultants incentive stock options and non-qualified stock options, restricted stock, performance stock, dividend equivalent rights, stock appreciation rights, stock payment awards and other incentive awards. The aggregate number of shares that may be issued or transferred pursuant to awards under the Restated Plan is the sum of (1) the number of shares issuable upon exercise or vesting of the equity awards issued by the Company's former parent company prior to the spin-off that were converted into the Company's equity awards under the Restated Plan as of the date of the spin-off and (2) 9,735,500 shares of the Company's common stock in respect of awards granted under the Restated Plan. As of March 31, 2021, 3,023,406 shares were available for issuance under the Restated Plan.
In June 2018, the Company established the 2018 Employment Inducement Incentive Award Plan (the 2018 Inducement Plan). The terms of the 2018 Inducement Plan are substantially similar to the terms of the Restated Plan with these principal exceptions: (1) incentive stock options may not be granted under the 2018 Inducement Plan; (2) there are no annual limits on awards that may be issued to an individual under the 2018 Inducement Plan; (3) awards granted under the 2018 Inducement Plan are not required to be subject to any minimum vesting period; and (4) awards may be granted under the 2018 Inducement Plan only to those individuals and in those circumstances described below. An aggregate of 2,000,000 shares are reserved under the 2018 Inducement Plan. As of March 31, 2021, 1,915,623 shares were available for issuance under the 2018 Inducement Plan. As a result of the approval of the amendment to the Restated Plan by the Company's stockholders in June 2020, no awards will be granted under the 2018 Inducement Plan in the future.
In August 2020, the Company adopted the 2020 Employment Inducement Incentive Award Plan (the 2020 Inducement Plan). The terms of the 2020 Inducement Plan are substantially similar to the terms of the 2015 Incentive Award Plan with four principal exceptions: (1) incentive stock options may not be granted under the 2020 Inducement Plan; (2) there are no annual limits on awards that may be issued to an individual under the 2020 Inducement Plan; (3) awards granted under the 2020 Inducement Plan are not required to be subject to any minimum vesting period; and (4) awards may be granted under the 2020 Inducement Plan only to those individuals and in those circumstances described below. An aggregate of 2,000,000 shares are reserved under the 2020 Inducement Plan. As of March 31, 2021, 1,902,288 shares were available for issuance under the 2020 Inducement Plan.
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

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
connection with his or her commencement of employment with the Company or a subsidiary and such grant is an inducement material to his or her entering into employment with the Company or such subsidiary.
Forfeiture Rate Assumptions
Stock-based compensation expense related to all equity awards includes an estimate for forfeitures. The expected forfeiture rate of all equity-based compensation is based on historical experience of pre-vesting forfeitures on awards and options by each homogeneous group of shareowners. For awards and options granted to non-executive employees, the forfeiture rate is estimated to be 13% and 14% annually for the three months ended March 31, 2021 and 2020, respectively. There is no forfeiture rate applied to awards or options granted to non-employee directors or executive employees because their pre-vesting forfeitures are anticipated to be highly unlikely. As individual awards and options become fully vested, stock-based compensation expense is adjusted to recognize actual forfeitures.
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
No restricted stock units were granted to non-employee directors during the three months ended March 31, 2021 or 2020. There were 4,021 restricted stock awards granted to non-employee directors during the three months ended March 31, 2021. No restricted stock awards were granted to non-employee directors during the three months ended March 31, 2020.
During the three months ended March 31, 2021 and 2020, 384,585 and 346,487 restricted stock units were granted to employees, respectively. No restricted stock awards were granted to employees during the three months ended March 31, 2021 or 2020.
As of March 31, 2021, there was approximately $7.5 million of unrecognized compensation expense related to the unvested portions of restricted stock awards and restricted stock units. This expense is expected to be recognized over a weighted-average period of approximately 1.4 years.
Stock Options
Stock option grants to employees generally have a requisite service period of four years, and stock option grants to non-employee directors generally have a requisite service period of one year. Both are subject to graded vesting. The Company records stock-based compensation expense associated with stock options on an accelerated basis over the applicable vesting period within each grant and based on their fair value at the date of grant using the Black-Scholes-Merton option pricing model. There were 533,863 and 681,759 stock options granted during the three months ended March 31, 2021 and 2020, respectively. The following weighted-average assumptions were used in the calculation of fair value for options granted during the period indicated.

	Three Months Ended March 31,	Three Months Ended March 31,
	2021	2020
Expected dividend yield	—%	—%
Risk-free interest rate	0.5%	1.7%
Expected volatility	51.5%	45.0%
Expected term (in years)	5.3	5.1
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
As of March 31, 2021, there was approximately $5.0 million of unrecognized compensation expense related to unvested stock options. This expense is expected to be recognized over a weighted-average period of approximately 1.7 years.

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
Subject to stockholder approval, on and effective as of November 2, 2018, the Company's board of directors approved an amendment to the ESPP pursuant to which the share reserve under the ESPP would increase from 400,000 shares to 800,000 shares. The Company's stockholders approved that amendment in May 2019. On December 8, 2020, the Company's board of directors approved the issuance of an additional 500,000 shares of common stock under the ESPP, subject to stockholder approval. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended (the IRC). The ESPP contains a restart feature, such that if the market price of the stock at the end of any six-month purchase period is lower than the market price at the original grant date of an offering period, that offering period will terminate after that purchase date, and a new two-year offering period will commence on the January 1 or July 1 immediately following the date the original offering period terminated. This restart feature was triggered on the purchase date that occurred on June 30, 2020, such that the offering period that commenced on January 1, 2020 was terminated, and a new two-year offering period commenced on July 1, 2020 and will end on June 30, 2022. The Company applied share-based payment modification accounting to the awards that were initially valued at the grant date to determine the amount of any incremental fair value associated with the modified awards. The impact to stock-based compensation expense for modifications during the three months ended March 31, 2021 was immaterial.
No shares of common stock were purchased during the three months ended March 31, 2021 or 2020. The Company recognized $0.3 million and $0.2 million in expense related to the ESPP for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, 127,160 shares were available under the ESPP for future issuance.
The Company estimates the fair value of shares issued to employees under the ESPP using the Black-Scholes-Merton option-pricing model. The following weighted average assumptions were used in the calculation of fair value of shares under the ESPP at the grant date for the periods indicated:

	Three Months Ended March 31,
	2021	2020
Expected dividend yield	—%	—%
Risk-free interest rate	0.1%	1.6%
Expected volatility	64.3%	34.4%
Expected term (in years)	1.2	1.2
8. LEASES
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
The Company’s lease portfolio only includes operating leases. As of March 31, 2021, the weighted average remaining lease term of these operating leases was 5.1 years and the weighted average discount rate was 6.5%. For the three months ended March 31, 2021, lease expense, which represents expense from operating leases, was $0.5 million.
A summary of the Company's remaining lease liabilities at March 31, 2021 are as follows:

Operating Leases
(In thousands)
2021	2,100
2022	2,282
2023	1,607
2024	1,382
2025	1,406
Thereafter	1,869
Total undiscounted value of lease liabilities	$10,646
Less: present value adjustment	(1,593)
Less: short-term leases not capitalized	(545)
Present value of lease liabilities	8,508
Less: current portion of lease liability	(2,159)
Operating lease liability, less current portion	$6,349

9. INCOME TAXES
The following table summarizes the Company’s effective tax rate for the periods indicated:

	Three Months Ended March 31,
	2021	2020

Reported income tax expense rate	(0.2)%	(0.3)%
The Company recorded a provision for income tax expense for the three months ended March 31, 2021 and 2020 primarily related to foreign and state operations.
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
On March 27, 2020, Congress enacted the CARES Act to provide certain relief as a result of the COVID-19 pandemic. The CARES Act, among other things, includes provisions relating to net operating loss carryback periods, alternative minimum tax credit refunds, and modification to the net interest deduction limitations. The CARES Act did not have a material impact on the Company's consolidated financial statements for the three months ended March 31, 2021 or 2020.

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
7D Surgical Acquisition
On March 22, 2021, the Company entered into an arrangement agreement (the Arrangement Agreement) with 7D Surgical Inc., a corporation incorporated under the laws of the Province of Ontario (7D Surgical), Project Maple Leaf Acquisition ULC, an unlimited liability company incorporated under the laws of the Province of British Columbia and wholly owned subsidiary of the Company (Purchaser Sub), and Michael Cadotte and Joel Rose, as the 7D Surgical shareholders’ representatives.
Pursuant to the Arrangement Agreement, Purchaser Sub will acquire all outstanding shares of 7D Surgical, including those 7D Surgical shares issuable upon exercise of outstanding options, and 7D Surgical shall become a wholly owned subsidiary of the Company (the Acquisition). The Acquisition will be effected by way of an arrangement pursuant to the Business Corporations Act (Ontario).

The Company agreed to acquire 7D Surgical for a total purchase price of US$110.0 million, consisting of US$27.5 million in cash and US$82.5 million worth of shares of the Company’s common stock. Canadian-resident 7D Surgical shareholders may elect to receive in lieu of shares of the Company’s common stock, an equivalent number of Class B shares of Purchaser Sub (the Exchangeable Shares), which will be exchangeable on a 1:1 basis for shares of the Company’s common stock, subject to customary adjustments. The Company may require all outstanding Exchangeable Shares to be exchanged upon the occurrence of certain events and at any time following the fifth anniversary of the closing of the Acquisition. While outstanding, holders of Exchangeable Shares will be entitled to receive dividends economically equivalent to the dividends declared by the Company with respect to the Company’s common stock, but will not be entitled to cast votes on matters for which holders of the Company’s common stock are entitled to vote. The aggregate number of shares of the Company’s common stock issuable pursuant to the Acquisition (including upon exchange of Exchangeable Shares) is expected to be 4,289,848, which number of shares was based on the volume-weighted average price for the ten trading day period ending on the date prior to execution of the Arrangement Agreement. The purchase price for the Acquisition is subject to customary adjustments for 7D Surgical’s transaction expenses, cash, indebtedness and working capital.

The Arrangement Agreement contains customary representations, warranties, covenants and agreements of 7D Surgical, Purchaser Sub and the Company. The Acquisition is subject to, among other things, the approval of 7D shareholders at a special meeting expected to be convened by 7D Surgical, receipt of required regulatory and court approvals and third party consents, and other customary closing conditions. Approval of the Acquisition by the Company’s stockholders is not required. The closing of the transactions contemplated by the Arrangement Agreement is anticipated to occur in the second quarter of 2021. The Arrangement Agreement also provides customary termination rights to each of the parties.

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
11. SEGMENT AND GEOGRAPHIC INFORMATION
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
The following table disaggregates revenue by major sales channel for each of the periods presented (in thousands):

	Three Months Ended March 31, 2021
	United States	International	Total
Orthobiologics	$19,060	$2,428	$21,488
Spinal implants	18,410	2,056	20,466
Total revenue, net	$37,470	$4,484	$41,954

	Three Months Ended March 31, 2020
	United States	International	Total
Orthobiologics	$17,361	$2,260	$19,621
Spinal implants	14,452	2,038	16,490
Total revenue, net	$31,813	$4,298	$36,111

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
12. SUBSEQUENT EVENTS
In April 2021, the Company entered into an Underwriting Agreement with Piper Sandler & Co., Canaccord Genuity LLC, and Stifel, Nicolaus & Company, Incorporated relating to the issuance and sale of 4,500,000 shares of the Company's common stock at a price to the public of $19.50 per share, before underwriting discounts and commissions. Under the terms of that agreement, the Company granted the underwriters an option, exercisable for 30 days, to purchase up to an additional 675,000 shares of common stock. The underwriters exercised this option and the offering closed on April 20, 2021 with the sale of 5,175,000 shares of common stock, resulting in net proceeds to the Company of approximately $95 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. The Company used a portion of the net proceeds from the offering to repay all of its outstanding borrowings under the Credit Facility.

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
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). The matters discussed in these forward-looking statements are subject to risk and uncertainties that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. Such risks and uncertainties may also give rise to future claims and increase exposure to contingent liabilities. Please see the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2020 (the 2020 10-K) for a discussion of the uncertainties, risks and assumptions associated with these statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
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
•our ability to successfully develop new and next-generation products and the costs associated with designing and developing those new and next-generation products, including risks inherent in collaborations, such as with restor3d, Inc. and our pending acquisition of 7D Surgical, or use of nascent manufacturing techniques, such as additive processing/3D printing;
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
•general economic and business conditions, in both domestic and international markets; and
•other risk factors described in the section entitled “Risk Factors” of the 2020 10-K.
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
Our U.S. sales organization consists of regional and territory managers who oversee a broad network of independent orthobiologics and spinal implant sales agents. We pay these sales agents commissions based on the sales of our products. Our international sales organization consists of a sales management team that oversees a network of independent orthobiologics and spinal implant stocking distributors that purchase products directly from us and independently sell them. For the three months ended March 31, 2021 and 2020, international sales accounted for approximately 11% and 12% of our revenue, respectively. Our policy is not to sell our products through or to participate in physician-owned distributorships.
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
Intangible Amortization
Our intangible amortization, including the amounts reported in cost of goods sold, consists of acquisition-related amortization. We expect total annual amortization expense (including amounts reported in cost of goods sold) to be approximately $4.3 million in 2021, $4.2 million in 2022, $3.5 million in 2023, $1.6 million in 2024 and $0.2 million in 2025. See “RESULTS OF OPERATIONS-Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020-Impairment of Intangible Assets,” below.
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
•Surgery Deferrals: From late March 2020 to mid-May 2020, among other impacts on our business related to the pandemic, surgeons and their patients deferred surgical procedures in which our products otherwise could have been used. This decrease in demand for our products recovered to varying degrees beginning in the latter half of May as local conditions improved in certain geographies that opened after an initial improvement in COVID-19 infection rates, allowing patients to resume receiving their treatments, though demand was below pre-pandemic levels for various periods during 2020 and was below pre-pandemic levels in early 2021. We expect to see continued volatility throughout 2021 and possibly thereafter as geographies respond to current local conditions. The duration of deferrals of surgical procedures, the magnitude of such deferrals, the timing and extent of the economic impact of the pandemic, and the pace at which the economy recovers therefrom, cannot be determined at this time. We continue to work closely with our surgeon customers, distributors and suppliers to navigate through this unforeseen event while maintaining flexible operations and investing for future growth.
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
•Cost Containment: During 2020, we initiated actions to generate savings in areas such as travel, events, clinical studies, and consulting. We also implemented a temporary freeze on new hires and our senior leadership team voluntarily agreed to a 25% reduction in their base salaries from April 26, 2020 through June 20, 2020.
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
As of the filing date of this report, the extent to which the pandemic may impact our financial condition or results of operations or guidance is uncertain. The effect of the pandemic will not be fully reflected in our results of operations and overall financial performance until future periods. For additional information on the various risks posed by the pandemic on our business, financial condition and results of operations, please see "Item 1A. Risk Factors" in Part I of the 2020 10-K.

RESULTS OF OPERATIONS

	Three Months Ended March 31,		2021 vs. 2020
(In thousands, except percentages)	2021	2020	% Change
Total revenue, net	$41,954	$36,111	16%
Cost of goods sold	15,366	13,812	11%
Gross profit	26,588	22,299	19%
Gross margin	63.4%	61.8%
Operating expenses:
Selling and marketing	23,399	20,476	14%
General and administrative	10,427	8,554	22%
Research and development	4,506	3,895	16%
Intangible amortization	792	792	—%
Impairment of intangible assets	—	1,325	(100)%
Total operating expenses	39,124	35,042	12%
Operating loss	(12,536)	(12,743)	(2)%
Other (expense) income, net	(159)	227	(170)%
Loss before income taxes	(12,695)	(12,516)	1%
Provision for income taxes	25	35	(29)%
Net loss	$(12,720)	$(12,551)	1%

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
Revenue
Total revenue, net for the three months ended March 31, 2021, was $42.0 million, an increase of 16% compared to the same period in 2020.

	Three Months Ended March 31,		2021 vs. 2020
	2021	2020	% Change
	(In thousands)
Orthobiologics	$21,488	$19,621	10%
United States	19,060	17,361	10%
International	2,428	2,260	7%

Spinal Implants	$20,466	$16,490	24%
United States	18,410	14,452	27%
International	2,056	2,038	1%

Total revenue, net	$41,954	$36,111	16%

	Three Months Ended March 31,		2021 vs. 2020
	2021	2020	% Change
	(In thousands)
United States	$37,470	$31,813	18%
International	4,484	4,298	4%
Total revenue, net	$41,954	$36,111	16%
Revenue from orthobiologics sales totaled $21.5 million for the three months ended March 31, 2021, an increase of $1.9 million or 10%, from the same period in 2020. Revenue from orthobiologics sales in the United States increased $1.7 million to $19.1 million for the three months ended March 31, 2021 compared to the same period in 2020. This increase was driven primarily by higher demand for our fibers-based demineralized bone matrix (DBM) products. Revenue from orthobiologics sales internationally, which can be volatile from quarter to quarter because of irregular ordering patterns from our stocking distributors, increased $0.2 million for the three months ended March 31, 2021 compared to the same period in 2020.
Revenue from spinal implant sales was $20.5 million for the three months ended March 31, 2021, an increase of $4.0 million or 24%, from the same period in 2020. Revenue from spinal implants sales in the United States increased $4.0 million to $18.4 million for the three months ended March 31, 2021 compared to the same period in 2020. This increase was driven by higher demand for our recently launched products, particularly for those products that were initially or fully launched in 2020. The change in revenue from spinal implant sales internationally during the three months ended March 31, 2021 as compared to the same period in 2020 was immaterial.
Cost of Goods Sold and Gross Margin
Cost of goods sold increased $1.6 million, to $15.4 million for the three months ended March 31, 2021, compared to the same period in 2020. Gross margin was 63.4% for the three months ended March 31, 2021 and 61.8% for the same period in 2020. The increase in gross margin was due primarily to increased sales in the United States of our higher gross margin spinal implant products and lower excess and obsolete inventory provisions in relation to revenue.
Cost of goods sold included $0.3 million of amortization for product technology intangible assets for each of the three months ended March 31, 2021 and 2020, respectively.
Selling and Marketing
Selling and marketing expenses increased $2.9 million to $23.4 million for the three months ended March 31, 2021 compared to the same period in 2020. The increase was driven primarily by higher distributor commissions, as well as higher selling, customer service, and supply chain headcount and related expenses, which were partially offset by decreases in tradeshow and travel costs.

General and Administrative
General and administrative expenses increased $1.9 million to $10.4 million for the three months ended March 31, 2021, mostly due to $1.3 million of legal and other fees incurred related to our pending acquisition of 7D Surgical, as well as higher stock-based compensation expense.
Research and Development
R&D expenses increased $0.6 million to $4.5 million, or 11% of revenue, for the three months ended March 31, 2021 compared to the same period in 2020 mostly due to higher R&D headcount and related expenses.
Intangible Amortization
Intangible amortization expense, excluding the amounts reported in cost of goods sold for product technology intangible assets, remained consistent at $0.8 million for both the three months ended March 31, 2021 and 2020.
Impairment of Intangible Assets
There was no impairment of intangible assets for the three months ended March 31, 2021. During the three months ended March 31, 2020, impairment of intangible assets was $1.3 million. Primarily as a result of an expected shift in future product revenue mix more toward a parallel expanding interbody device based on our internally developed technology and, in turn, lower future revenue anticipated for the lordotic expanding implant based on technology we acquired from N.L.T. Spine Ltd. (NLT) and NLT Spine, Inc., a wholly owned subsidiary of NLT, our estimated future net sales associated with those NLT Spine product technologies decreased. Accordingly, we evaluated the ongoing value of the product technology intangible assets associated with the acquisition of these assets. Based on this evaluation, we determined that intangible assets with a carrying amount of $1.6 million were no longer recoverable and were impaired, and we wrote those intangible assets down to their estimated fair value of $0.3 million.
Income Taxes

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Loss before income taxes	$(12,695)	$(12,516)
Provision for income taxes	25	35
Effective tax rate	(0.2)%	(0.3)%
We reported income tax expense for the three months ended March 31, 2021 and 2020 primarily related to foreign and state operations.
In addition, for any pretax losses incurred by the consolidated U.S. tax group, we recorded no corresponding tax benefit because we have concluded that it is more-likely-than-not that we will be unable to realize the benefit from any resulting deferred tax assets. We will continue to assess our position in future periods to determine if it is appropriate to reduce a portion of our valuation allowance in the future.
In March 2020, Congress enacted the CARES Act to provide certain relief as a result of the COVID-19 pandemic. The CARES Act, among other things, includes provisions relating to net operating loss carryback periods, alternative minimum tax credit refunds, and modification to the net interest deduction limitations. The CARES Act did not have a material impact on our consolidated financial statements for the three months ended March 31, 2021.

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
Loss before income taxes includes the following special charges for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Special Charges:	(In thousands)
Impairment of intangible assets(1)	$—	$1,325
Acquisition and integration-related charges for 7D Surgical	1,276	—
Total Special Charges	$1,276	$1,325
(1) Relates to the impairment of acquired product technology intangible assets.
The items reported above are reflected in the consolidated statements of operations as follows:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Impairment of intangible assets	$—	$1,325
General and administrative	1,276	—
Total Special Charges	$1,276	$1,325

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
The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition, including sales, expenses, manufacturing, research and development costs and employee-related compensation, will depend on future developments that are highly uncertain, including as a result of genetic variations of, or other information that may emerge concerning, COVID-19 and the actions taken to contain it or treat COVID-19, as well as the economic impact on local, regional, national and international customers and markets. We have made estimates of the impact of COVID-19 within our financial statements and there may be changes to those estimates in future periods. Actual results may differ from these estimates.
Note 2, “Summary of Significant Accounting Policies” to the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report and included in Part II, Item 8 of the 2020 10-K describe the significant accounting policies and estimates used in the preparation of our condensed consolidated financial statements.
Recently Issued Accounting Pronouncements
Information regarding new accounting pronouncements is included in Note 2, "Summary of Significant Accounting Policies," to the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

Liquidity and Capital Resources
Overview, Capital Resources, and Capital Requirements
As of March 31, 2021, we had cash and cash equivalents and investments totaling approximately $87.7 million, and $3.2 million of current borrowing capacity was available under our credit facility. We believe that our cash and cash equivalents, including the net proceeds from the underwritten offering completed in April 2021, and the amount currently available to us under our credit facility, will be sufficient to fund our operations and meet our contractual obligations for at least the next twelve months.
Paycheck Protection Program Loan
In April 2020, due to the economic uncertainty resulting from the impact of the COVID-19 pandemic on our operations and to support our ongoing operations and retain all employees, we applied for a loan under the Paycheck Protection Program (PPP) of the Coronavirus Aid, Relief, and Economic Security Act (CARES Act). We received a loan in the original principal amount of $7.2 million. We subsequently repaid $1.0 million of the loan. Under the terms of the PPP, subject to specified limitations, the loan may be forgiven if the proceeds are used in accordance with the CARES Act. In October 2020, we applied for forgiveness of the entire loan. As of April 30, 2021, we have not learned the extent to which our loan will be forgiven. Any unforgiven portion of the loan is payable over five years at an interest rate of 1%, with a deferral of payments until the date the lender receives the applicable forgiven amount from the SBA. No assurance is provided that we will obtain forgiveness of the loan in whole or in part.

Credit Facility
We have a $30.0 million credit facility with Wells Fargo Bank, National Association which matures in July 2021, subject to a one-time, one-year extension at our election. In addition, at any time through July 27, 2021, we may increase the borrowing limit by up to an additional $10.0 million, subject to us having sufficient amounts of eligible accounts receivable and inventory and to customary conditions precedent, including obtaining the commitment of lenders to provide such additional amount. At March 31, 2021, we had $20.0 million outstanding borrowings under the credit facility. The borrowing capacity under the credit facility is determined monthly and is based on the amount of our eligible accounts receivable and inventory balances and qualified cash (as defined in the credit facility). Depending on the extent to which our eligible accounts receivable and inventory balances increase, our borrowing capacity could increase by as much as an additional $3.3 million from the $3.2 million available as of March 31, 2021 before we are required to maintain the minimum fixed charge coverage ratio as discussed below. The credit facility contains various customary affirmative and negative covenants, including prohibiting us from incurring indebtedness without the lender’s consent. In April 2020, we received the lender’s consent to obtain the PPP loan. Under the terms of the credit facility, if our Total Liquidity (as defined in the credit facility) is less than $5.0 million, we are required to maintain a minimum fixed charge coverage ratio of 1.10 to 1.00 for the applicable measurement period. Our Total Liquidity was $88.4 million at March 31, 2021, and therefore that financial covenant was not applicable at that time.
On April 19, 2021, we repaid the entire $20.0 million of outstanding borrowings under the credit facility.
Underwritten Offering
In January 2020, we entered into an Underwriting Agreement with Piper Sandler & Co. and Canaccord Genuity LLC relating to the issuance and sale of 6,800,000 shares of our common stock at a public offering price of $12.50 per share, before underwriting discounts and commissions. We granted the underwriters an option, exercisable for 30 days, to purchase up to an additional 1,020,000 shares of common stock. The underwriters exercised this option and the offering closed on January 10, 2020 with the sale of 7,820,000 shares of our common stock, resulting in proceeds of approximately $92 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by us.
In April 2021, we entered into an Underwriting Agreement with Piper Sandler & Co., Canaccord Genuity LLC, and Stifel, Nicolaus & Company, Incorporated relating to the issuance and sale of 4,500,000 shares of our common stock at a price to the public of $19.50 per share, before underwriting discounts and commissions. Under the terms of that agreement, we granted the Underwriters an option, exercisable for 30 days, to purchase up to an additional 675,000 shares of common stock. The underwriters exercised this option and the offering closed on April 20, 2021 with the sale of 5,175,000 shares of common stock, resulting in net proceeds of approximately $95 million, after deducting underwriting discounts and commissions and estimated offering expenses payable us.

Cash and Cash Equivalents
We had cash and cash equivalents totaling approximately $87.7 million and $76.8 million at March 31, 2021 and December 31, 2020, respectively.
Cash Flows

	Three Months Ended March 31,		2021 vs. 2020
	2021	2020	% Change
	(In thousands)
Net cash used in operating activities	$(2,958)	$(2,710)	9%
Net cash used in investing activities	(4,100)	(28,053)	(85)%
Net cash provided by financing activities	18,059	90,636	(80)%
Effect of exchange rate changes on cash and cash equivalents	(65)	(66)	(2)%
Net change in cash and cash equivalents	$10,936	$59,807	(82)%
Net Cash Used in Operating Activities
Net cash used in operating activities for the three months ended March 31, 2021 increased by $0.2 million compared to the same period in 2020.
Net Cash Used in Investing Activities
Net cash used in investing activities for the three months ended March 31, 2021 decreased by $24.0 million compared to the same period in 2020. The decrease was primarily due to $25.0 million of investments in U.S. Treasury Bills during the three months ended March 31, 2020 compared to no such investments for the same period in 2021, partially offset by a $1.6 million increase in purchases of property and equipment during the three months ended March 31, 2021 compared to the same period in 2020.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $18.1 million for the three months ended March 31, 2021. Cash provided by financing activities in 2021 was comprised primarily of $20.0 million borrowed under the Credit Facility and $0.5 million of proceeds from the exercise of stock options, offset by $2.4 million of cash used for tax payments we made on our employees' behalf for shares we withheld from such employees on the vesting of restricted stock awards to cover statutory tax withholding requirements. Net cash provided by financing activities was $90.6 million for the three months ended March 31, 2020. It was comprised primarily of $91.6 million proceeds from issuance of common stock, net of offering costs, offset by $1.9 million of cash used for tax payments we made on our employees' behalf for shares we withheld from such employees on the vesting of restricted stock awards to cover statutory tax withholding requirements.
Off-Balance Sheet Arrangements
There were no off-balance sheet arrangements as of March 31, 2021 that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our business.
Contractual Obligations and Commitments
With the exception of our obligations under the arrangement agreement with 7D Surgical Inc., there have been no material changes outside the ordinary course of our business to the contractual obligations disclosed in the 2020 10-K.
Information regarding the arrangement agreement with 7D Surgical Inc. is included in Note 10, "Commitments and Contingencies," to the Notes in Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are subject to legal proceedings and claims in the ordinary course of business. While management presently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm our financial position, cash flows, or overall trends in results of operations, in part because of the insurance policies we maintain that cover certain of these claims, legal proceedings are subject to inherent uncertainties, and unfavorable rulings or outcomes could occur that have individually or in aggregate, a material adverse effect on our business, financial condition or operating results. We are not currently subject to any pending material litigation, other than ordinary routine litigation incidental to our business, as described above.
ITEM 1A. RISK FACTORS
See "Item 1A. Risk Factors" in Part I of the 2020 10-K for a detailed discussion of the risks we face. Except as set forth below, the risk factors described in the 2020 10-K have not materially changed.
Risks Related to our Pending Acquisition of 7D Surgical Inc.
The pending acquisition of 7D Surgical Inc. (7D Surgical) may present many risks and we may not realize the strategic and financial goals that were contemplated at the time we entered into the arrangement agreement with 7D Surgical on March 22, 2021 (the Arrangement Agreement).

Pursuant to the Arrangement Agreement, subject to the satisfaction or waiver of specified closing conditions, we will acquire all outstanding shares of 7D Surgical, including those 7D Surgical shares issuable upon exercise of outstanding options, and 7D Surgical will become our wholly owned subsidiary (the Acquisition).

Risks we may face in connection with the Acquisition and subsequent integration of 7D Surgical include:
•We may not realize the benefits we expect to receive from the Acquisition, such as a best-in-class enabling technology that provides surgeons a radiation-free navigational system that integrates seamlessly into the surgical workflow; gaining access to new accounts and/or increasing our presence in existing accounts by providing access to the 7D Surgical technology and/or placing systems at little or no upfront cost to the hospital through product earn-outs; expanding applications for the 7D Surgical offering, such as in minimally invasive procedures; and the ability of the 7D Surgical technology to position us to address the full patient continuum of care, from pre-operative imaging and surgical planning to post-operative plan confirmation and predictive analytics.
•The Acquisition may not further our business strategy as we expect, we may not successfully integrate 7D Surgical as planned, there could be unanticipated adverse impacts on our or 7D Surgical’s business, and/or we may otherwise not realize the expected return on our investment, which could adversely affect our business or operating results and potentially cause impairment to assets that we record as a part of the Acquisition, including intangible assets and goodwill.
•Our operating results or financial condition may be adversely impacted by (i) claims or liabilities related to 7D Surgical’s business arising after closing; (ii) unfavorable accounting treatment as a result of 7D Surgical’s practices; and/or (iii) intellectual property claims or disputes.
•7D Surgical was not required to maintain an internal control infrastructure that would meet the standards of a U.S. public company, including the requirements of the Sarbanes-Oxley Act of 2002. The costs that we may incur to implement such controls and procedures may be substantial and we could encounter unexpected delays and challenges in this implementation. In addition, we may discover significant deficiencies or material weaknesses in the quality of 7D Surgical’s financial and disclosure controls and procedures.
•We may fail to identify or assess the magnitude of certain liabilities, shortcomings or other circumstances prior to acquiring 7D Surgical, which could result in unexpected litigation or regulatory exposure, unfavorable accounting treatment, a diversion of management’s attention and resources, and other adverse effects on our business, financial condition, and operating results.
•The closing of the Acquisition could be delayed or not consummated, including in the event that closing conditions (such as the receipt of required regulatory approvals) are not satisfied or waived or we or 7D Surgical terminate the Arrangement Agreement.

The occurrence of any of these risks could have a material adverse effect on our business, financial condition, and operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
During the first quarter of 2021, we did not issue any securities that were not registered under the Securities Act of 1933, as amended (the Securities Act).
Purchases of Equity Securities by the Issuer
The table below is a summary of purchases of our common stock we made during the quarter covered by this report. Other than as indicated in the table below, no such purchases were made in any other month during the quarter. We do not have any publicly announced repurchase plans or programs.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs

January 1 - January 31	134,856	$17.45	—	—
February 1 - February 28	1,829	$16.77	—	—
March 1 - March 31	1,642	$19.02	—	—

(1)	These shares were surrendered to the Company to satisfy tax withholdings obligations in connection with the vesting of restricted stock awards.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1*	Supply Agreement, dated March 1, 2021, by and between SeaSpine Orthopedics Corporation and PcoMed, LLC

10.2**#	Amended and Restated Non-Employee Director Compensation Program, effective June 2, 2020, effective June 2, 2020

10.3*(1)	Arrangement Agreement, dated March 22, 2021, by and among SeaSpine Holdings Corporation, 7D Surgical Inc. and Project Maple Leaf Acquisition ULC

31.1**	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1***	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2***	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*†	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*†	Inline XBRL Taxonomy Extension Schema Document

101.CAL*†	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*†	Inline XBRL Definition Linkbase Document

101.LAB*†	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*†	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within Exhibit 101.INS Inline XBRL document)

#	Management compensatory contract or plan.
*	Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10). The redacted information is not material and would likely cause competitive harm to the registrant if publicly disclosed.
**	Filed herewith

***	These certifications are being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation by reference language in such filing.
(1)	Incorporated by reference from the registrant's current report of Form 8-K filed on March 24, 2021.
† The financial information of SeaSpine Holdings Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 filed on May 3, 2021 formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Loss, (iii) the Condensed Consolidated Balance Sheets, (iv) Parenthetical Data to the Condensed Consolidated Balance Sheets, (v) the Condensed Consolidated Statements of Cash Flows, (vi) the Condensed Consolidated Statements of

Equity, and (vii) Notes to Unaudited Condensed Consolidated Financial Statements, is furnished electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEASPINE HOLDINGS CORPORATION

Date:	May 3, 2021	/s/ Keith C. Valentine
Keith C. Valentine
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 3, 2021	/s/ John J. Bostjancic
John J. Bostjancic
Chief Financial Officer
(Principal Financial Officer)