Form 10-Q
period 2021-06-30
SeaSpine Holdings Corp
filed 2021-08-05
CIK 1637761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of August 2, 2021 was 36,398,390.

SEASPINE HOLDINGS CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SEASPINE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Total revenue, net	$47,463	$28,589	$89,417	$64,700
Cost of goods sold	17,482	11,659	32,848	25,471
Gross profit	29,981	16,930	56,569	39,229
Operating expenses:
Selling and marketing	25,436	17,013	48,835	37,489
General and administrative	9,986	8,845	20,413	17,399
Research and development	4,850	3,974	9,356	7,869
Intangible amortization	843	792	1,635	1,584
Impairment of intangible assets	—	—	—	1,325
Total operating expenses	41,115	30,624	80,239	65,666
Operating loss	(11,134)	(13,694)	(23,670)	(26,437)
Other income, net	6,079	14	5,920	241
Loss before income taxes	(5,055)	(13,680)	(17,750)	(26,196)
Provision for income taxes	158	33	183	68
Net loss	$(5,213)	$(13,713)	$(17,933)	$(26,264)
Net loss per share, basic and diluted	$(0.16)	$(0.50)	$(0.58)	$(0.98)
Weighted average shares used to compute basic and diluted net loss per share	33,489	27,279	30,716	26,852
The accompanying notes are an integral part of these condensed consolidated financial statements.

SEASPINE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(5,213)	$(13,713)	$(17,933)	$(26,264)
Other comprehensive (loss) income
Foreign currency translation adjustments	(3,070)	142	(3,427)	(22)
Unrealized (loss) gain on investments	—	(89)	—	101
Comprehensive loss	$(8,283)	$(13,660)	$(21,360)	$(26,185)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SEASPINE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except par value data)

	June 30, 2021	December 31, 2020

ASSETS
Current assets:
Cash and cash equivalents	$120,697	$76,813
Trade accounts receivable, net of allowances of $92 and $192	29,677	26,154
Inventories, net	65,515	54,041
Prepaid expenses and other current assets	4,273	3,884
Total current assets	220,162	160,892
Property, plant and equipment, net	38,905	31,422
Right of use assets	6,896	7,658
Intangible assets, net	57,015	13,883
Goodwill	73,845	—
Other assets	389	546
Total assets	$397,212	$214,401
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable, trade	16,721	5,006
Accrued compensation	8,190	8,198
Accrued commissions	9,125	8,199
Short-term debt	—	1,114
Short-term lease liability	2,174	2,147
Other accrued expenses and current liabilities	7,367	6,063
Total current liabilities	43,577	30,727
Long-term debt	—	5,059
Long-term lease liability	5,895	6,802
Deferred tax liability, net	9,495	—
Other liabilities	84	95
Total liabilities	59,051	42,683

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value; 15,000 authorized; no shares issued and outstanding at June 30, 2021 and December 31, 2020	—	—
Common stock, $0.01 par value; 60,000 authorized; 36,375 and 27,729 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	364	277
Additional paid-in capital	576,290	388,574
Accumulated other comprehensive (loss) income	(1,303)	2,124
Accumulated deficit	(237,190)	(219,257)
Total stockholders' equity	338,161	171,718
Total liabilities and stockholders' equity	$397,212	$214,401
The accompanying notes are an integral part of these condensed consolidated financial statements.

SEASPINE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2021	2020
OPERATING ACTIVITIES:
Net loss	$(17,933)	$(26,264)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,880	5,216
Instrument replacement expense	1,645	930
Impairment of intangible assets	—	1,325
Impairment of spinal instruments	—	210
Provision for excess and obsolete inventories	2,237	2,976
Stock-based compensation	5,642	4,752
Gain on forgiveness of Paycheck Protection Program Loan	(6,173)	—
Other	(53)	59
Changes in assets and liabilities, net of the effects from acquisition:
Accounts receivable	(1,164)	4,048
Inventories	(12,098)	(5,587)
Prepaid expenses and other current assets	417	2,417
Other non-current assets	247	(10)
Accounts payable	10,234	1,820
Accrued commissions	923	(1,487)
Other accrued expenses and current liabilities	(8)	(2,339)
Other non-current liabilities	113	(15)
Net cash used in operating activities	(10,091)	(11,949)
INVESTING ACTIVITIES:
Purchases of property and equipment	(11,317)	(4,463)
Additions to technology assets	(800)	(850)
Purchases of short-term investments	—	(25,007)
Acquisitions	(28,331)	—
Net cash used in investing activities	(40,448)	(30,320)
FINANCING ACTIVITIES:
Borrowings under credit facility	20,000	—
Proceeds from Paycheck Protection Program Loan	—	7,173
Repayments of credit facility	(20,000)	—
Repayments of Paycheck Protection Program Loan	—	(1,000)
Proceeds from issuance of common stock- employee stock purchase plan	1,016	698
Proceeds from exercise of stock options	1,603	948
Proceeds from issuance of common stock, net of offering costs	94,531	91,622
Repurchases of common stock for income tax withheld upon vesting of restricted stock awards and restricted stock units	(2,544)	(1,898)
Payment of contingent royalty consideration liabilities in connection with acquisition of business	(23)	(72)
Net cash provided by financing activities	94,583	97,471
Effect of exchange rate changes on cash and cash equivalents	(160)	(55)
Net change in cash and cash equivalents	43,884	55,147
Cash and cash equivalents at beginning of period	76,813	20,199
Cash and cash equivalents at end of period	$120,697	$75,346
Supplemental cash flow information:
Interest paid	$169	$78
Income taxes paid	$136	$105
Non-cash investing activities:
Property and equipment in liabilities	$2,250	$3,167
Intangible assets in liabilities	$200	$—
Non-cash financing activities:
Issuance of common stock - Acquisition	$61,048	$—
Exchangeable shares - Acquisition	$26,505	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEASPINE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands)

	Common Stock		Additional	Accumulated Other		Total
	Number of		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance December 31, 2020	27,729	$277	$388,574	$2,124	$(219,257)	$171,718
Net loss	—	—	—	—	(12,720)	(12,720)
Foreign currency translation adjustment	—	—	—	(357)	—	(357)
Restricted stock issued	175	2	—	—	—	2
Issuance of common stock - exercise of stock options	44	—	496	—	—	496
Repurchases of common stock for income tax withheld upon vesting of restricted stock awards and restricted stock units	—	—	(2,418)	—	—	(2,418)
Stock-based compensation	—	—	2,546	—	—	2,546
Balance March 31, 2021	27,948	279	389,198	1,767	(231,977)	159,267
Net loss	—	—	—	—	(5,213)	(5,213)
Foreign currency translation adjustment	—	—	—	(3,070)	—	(3,070)
Restricted stock issued	71	1	(1)	—	—	—
Issuance of common stock under employee stock purchase plan	109	1	1,015	—	—	1,016
Issuance of common stock- Public Offering	5,175	52	94,479	—	—	94,531
Issuance of common stock- Acquisition	2,991	30	61,018	—	—	61,048
Issuance of common stock- Exchangeable Shares	—	—	26,505	—	—	26,505
Issuance of common stock- exercise of stock options	81	1	1,106	—	—	1,107
Repurchases of common stock for income tax withheld upon vesting of restricted stock awards and restricted stock units	—	—	(126)	—	—	(126)
Stock-based compensation	—	—	3,096	—	—	3,096
Balance June 30, 2021	36,375	364	576,290	(1,303)	(237,190)	338,161

	Common Stock		Additional	Accumulated Other		Total
	Number of		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance December 31, 2019	19,124	$191	$284,211	$1,434	$(176,076)	$109,760
Net loss	—	—	—	—	(12,551)	(12,551)
Foreign currency translation adjustment	—	—	—	(164)	—	(164)
Unrealized gain on short-term investments	—	—	—	190	—	190
Restricted stock issued	213	2	—	—	—	2
Issuance of common stock - public offering	7,820	78	91,544	—	—	91,622
Issuance of common stock- exercise of stock options	80	1	901	—	—	902
Repurchases of common stock for income tax withheld upon vesting of restricted stock awards and restricted stock units	—	—	(1,855)	—	—	(1,855)
Stock-based compensation	—	—	1,983	—	—	1,983
Balance March 31, 2020	27,237	272	376,784	1,460	(188,627)	189,889
Net loss	—	—	—	—	(13,713)	(13,713)
Foreign currency translation adjustment	—	—	—	142	—	142
Unrealized loss on short-term investments	—	—	—	(89)	—	(89)
Restricted stock issued	79	1	(1)	—	—	—
Issuance of common stock under employee stock purchase plan	78	1	697	—	—	698
Issuance of common stock- exercise of stock options	5	—	46	—	—	46
Repurchases of common stock for income tax withheld upon vesting of restricted stock awards and restricted stock units	—	—	(43)	—	—	(43)
Stock-based compensation	—	—	2,769	—	—	2,769
Balance June 30, 2020	27,399	274	380,252	1,513	(202,340)	179,699
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
SeaSpine is a global medical technology company focused on the design, development and commercialization of surgical solutions for the treatment of patients suffering from spinal disorders. SeaSpine has a comprehensive portfolio of orthobiologics and spinal implant solutions, as well as a surgical navigation system, to meet the varying combinations of products that neurosurgeons and orthopedic spine surgeons need to perform fusion procedures in the lumbar, thoracic and cervical spine. The Company believes this broad combined portfolio of products is essential to meet the “complete solution” requirements of such surgeons.
Basis of Presentation and Principles of Consolidation
The Company prepared the unaudited interim condensed consolidated financial statements included in this report in accordance with accounting principles generally accepted in the U.S. (GAAP) for interim financial information and the rules and regulations of the Securities and Exchange Commission (SEC) related to quarterly reports on Form 10-Q.
The Company’s financial statements are presented on a consolidated basis. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. The unaudited interim condensed consolidated financial statements do not include all information and disclosures required by GAAP for annual audited financial statements and should be read with the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the SEC. In the opinion of management, the unaudited interim condensed consolidated financial statements included in this report have been prepared on the same basis as the Company's audited consolidated financial statements and include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations, cash flows, and statement of equity for periods presented. The results for the three and six months ended June 30, 2021 are not necessarily indicative of the results expected for the full year. The condensed consolidated balance sheet as of December 31, 2020 was derived from the audited consolidated balance sheet for the year ended December 31, 2020. Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.
Under current SEC rules, generally, a company qualifies as a "smaller reporting company" if it has a public float of less than $250 million as of the last business day of its most recently completed second fiscal quarter. If a company qualifies as a smaller reporting company on that date, it may elect to reflect that determination and use the smaller reporting company scaled disclosure accommodations in its subsequent SEC filings until the beginning of the first quarter of the fiscal year following the date it determines it does not qualify as a smaller reporting company. The Company's public float as of June 30, 2020 was less than $250 million, and as such, the Company qualified as a smaller reporting company, elected to reflect that determination and intends to use certain of the scaled disclosure accommodations in its SEC filings made during and for the year ended December 31, 2021. The Company's public float as of June 30, 2021, the last business day of its most recent second fiscal quarter, was more than $250 million, and as such, the Company will no longer qualify as a smaller reporting company as of January 1, 2022. However, the Company is not required to reflect the change in its smaller reporting company status or comply with the non-scaled disclosure obligations until the Company’s first quarterly report on Form 10-Q for the three-month period ended March 31, 2022.
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

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
For the six months ending June 30, 2021 and 2020, the sales of products incorporating the NanoMetalene® technology provided under the Supply Agreement exceeded 10% of the Company's revenue.
Pursuant to the Supply Agreement, PcoMed will supply up to designated minimum amounts of Processed Parts per week and per month per the Company's request. In addition, if requested by the Company, PcoMed must use commercially reasonable efforts to supply Processed Parts in excess of those minimum amounts. The Company agreed to pay PcoMed (a) a low single digit royalty on a monthly basis on the Company's net sales of all Processed Parts, (b) a minimum processing fee for each contract year during the term of the Supply Agreement, payable in four equal quarterly installments, which offsets on a dollar-for-dollar basis the processing fees the Company would otherwise pay for Processed Parts each contract year and (c) additional processing fees payable monthly based on the number and type of Processed Parts supplied by PcoMed.

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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Below is a summary of certain of the Company's significant accounting policies. For a comprehensive description of the Company's accounting policies, refer to the Annual Report on Form 10-K for the year ended December 31, 2020.
Use of Estimates
Preparing consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities, and the reported amounts of revenues and expenses. Significant estimates affecting amounts reported or disclosed in the consolidated financial statements include allowances for doubtful accounts receivable and sales returns and other credits, net realizable value of inventories, discount rates and estimated projected cash flows used to value and test impairments of identifiable intangible and long-lived assets, fair value estimates related to business combinations, assumptions related to the timing and probability of product launch dates, discount rates matched to the estimated timing of payments, probability of success rates and discount adjustments on the related cash flows for contingent considerations in business combinations, depreciation and amortization periods for identifiable intangible and long-lived assets, computation of taxes, valuation allowances recorded against deferred tax assets, the valuation of stock-based compensation and loss contingencies. These estimates are based on historical experience and on various other assumptions believed to be reasonable under the current circumstances. Actual results could differ from these estimates.
The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company's business, results of operations and financial condition, including revenues, expenses, manufacturing, research and development costs and employee-related compensation, will depend on future developments that are highly uncertain, including as a result of variants of the virus that causes COVID-19 or other information that may emerge concerning COVID-19 and the actions taken to contain or treat COVID-19, as well as the economic impact on local, regional, national and international customers and markets. The Company has made estimates of the impact of the pandemic within its financial statements and there may be changes to those estimates in future periods. Actual results may differ from these estimates.

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Business Combinations
The purchase price of an acquisition is allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. To the extent the purchase price exceeds the fair value of the net identifiable tangible and intangible assets assumed, such excess is allocated to goodwill. The Company determines the estimated fair values after review and consideration of relevant information, including discounted cash flows, quoted market prices and estimates made by management. The Company records the net assets and results of operations of an acquired entity from the acquisition date impacting asset valuations and liabilities assumed. Acquisition-related costs are recognized separately from the acquisition and are expensed as incurred.
Identifiable Intangible Assets
Upon acquisition, identifiable intangible assets are recorded at fair value and are carried at cost less accumulated amortization. Identifiable intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives. The carrying values of all intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.
Goodwill
Goodwill represents the excess of the purchase prices of an acquired business over the fair value of the underlying net tangible and intangible assets. The Company is required to assess goodwill and other indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. The Company performs its annual impairment assessment in the fourth quarter of each year.
Recent Accounting Standards Not Yet Adopted
In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU or Update) No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires credit losses on most financial assets measured at amortized cost, including trade receivables, and certain other instruments to be measured using an expected credit loss model, referred to as the current expected credit loss (CECL) model. Under this model, entities will estimate credit losses over the entire contractual term of the instrument. The new standard will be effective for the Company beginning January 1, 2022. The FASB subsequently issued other related ASUs that amend ASU No. 2016-13 to provide clarification and additional guidance. The Company is evaluating the impact of this standard on its consolidated financial statements.
In April 2019, the FASB issued Update No. 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. This Update includes several amendments to the FASB Accounting Standards Codification (Codification) intended to clarify, improve, or correct errors therein. Some amendments do not require transition guidance and are effective upon issuance. The amendments requiring transition guidance have the same effective date as Update No. 2016-13 and will be effective for the Company beginning on January 1, 2022. The Company is evaluating the impact of this standard on its consolidated financial statements.
In May 2021, the FASB issued Update No. 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity's Own Equity (Subtopic 815-40) Issuer's Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. This Update addresses issuer's accounting for certain modifications or exchanges of freestanding equity-classified written call options. The new standard will be effective for the Company beginning January 1, 2022 and early adoption is permitted. The Company is evaluating the impact of this standard on its consolidated financial statements.
In July 2021, the FASB issued Update No. 2021-05, Leases (Topic 842): Lessors—Certain Leases with Variable Lease Payments. Under this standard, lessors will classify leases with variable payments that do not depend on an index or rate as operating leases if a different classification would result in a commencement date selling loss. The new standard will be effective for the Company beginning January 1, 2022 and early adoption is permitted. The Company is evaluating the impact of this standard on its consolidated financial statements.
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

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
Net Loss Per Share
Basic and diluted net loss per share was calculated using the weighted-average number of shares of common stock outstanding during the period. The weighted average number of shares used to compute diluted net loss per share excludes any assumed issuance of common stock upon exercise of stock options, any assumed issuance of common stock under restricted stock awards or units, and any assumed issuances under the Company's employee stock purchase plan, because the effect, in each case, would be antidilutive. Common stock equivalents, including the Exchangeable Shares (as defined below), of 6.5 million and 4.3 million shares for the six months ended June 30, 2021 and 2020, respectively, were excluded from the calculation because of their antidilutive effect.
3. BUSINESS ACQUISITION
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
On May 20, 2021, the acquisition contemplated by the Arrangement Agreement was consummated by way of a court-approved plan of arrangement under Ontario law (Plan of Arrangement) in which Purchaser Sub acquired all outstanding shares of 7D Surgical, including those 7D Surgical shares issuable upon exercise of outstanding options, and 7D Surgical became a wholly owned subsidiary of the Company (the Acquisition).
Pursuant to the Arrangement Agreement and the Plan of Arrangement, the Company acquired 7D Surgical for a total purchase price consisting of $27.5 million in cash (subject to adjustments as provided for in the Arrangement Agreement for 7D Surgical closing cash, working capital and net indebtedness), 2,991,054 shares of the Company’s common stock (the “Company Shares”) and 1,298,648 Exchangeable Shares (as defined below). Pursuant to the Arrangement Agreement, Canadian-resident 7D Surgical shareholders could elect to receive, in lieu of their portion of the Company Shares, an equivalent number of Class B common shares of Purchaser Sub (the “Exchangeable Shares”), which are exchangeable on a 1:1 basis for shares of the Company’s common stock, subject to customary adjustments. The Company may require all outstanding Exchangeable Shares to be exchanged upon the occurrence of certain events and at any time following the fifth anniversary of the closing date of the Acquisition. While outstanding, holders of Exchangeable Shares will be entitled to receive dividends economically equivalent to the dividends declared by the Company with respect to its common stock, but will not be entitled to cast votes on matters for which holders of the Company’s common stock are entitled to vote.
The Company Shares and the Exchangeable Shares were issued in connection with the consummation of the Plan of Arrangement pursuant to the exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”), provided by Section 3(a)(10) of the Securities Act based on the final order of the Ontario Superior Court of Justice issued on May 14, 2021, approving the Plan of Arrangement following a hearing by the court upon the fairness of the terms and conditions on which all persons to whom it is proposed the securities will be issued had the right to appear. The Company agreed to register for resale all shares of Company common stock issuable in exchange for the Exchangeable Shares on a registration statement to be effective within ninety days of the closing date of the Acquisition.

This acquisition was treated as a business combination and the consideration transferred was allocated to the fair value of 7D Surgical's assets acquired and liabilities assumed, including identifiable intangible assets. The acquisition was treated as an asset purchase for US taxation and is treated as a stock purchase for Canadian taxation. The preliminary fair value of consideration transferred consisted of the following:

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Preliminary Fair Value
(In thousands)
Common stock issued	$61,048
Exchangeable shares	26,505
Cash	33,457
$121,010

The Company incurred $1.8 million of transactions costs directly related to the acquisition that is reflected in general and administrative expenses in the condensed consolidated statements of operations.

The following table summarizes the preliminary fair values of assets acquired and liabilities assumed as of the date of acquisition:

Preliminary Fair Value
(In thousands)
Cash	$5,127
Other assets	5,525
Intangible assets	46,000
Goodwill	75,845
Deferred tax liability, net	(9,668)
Other liabilities	(1,819)
$121,010

Preliminary goodwill from the acquisition primarily relates to the future economic benefits arising from the assets acquired and is consistent with the Company's stated intentions and strategy. Other assets include accounts receivable, inventory, tax credits and fixed assets. Other liabilities include accounts payable and accrued liabilities.

The preliminary fair value of 7D Surgical's identifiable intangible assets was $46 million at May 20, 2021, consisting of $40 million of patents and technology, and $6 million of other intangible assets.

The estimated fair values assigned to identifiable assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed. The Company believes that information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but the Company is waiting for additional information necessary to finalize those fair values. Therefore, the provisional measurements of fair value reflected are subject to change and such changes could be significant. The Company expects to finalized the valuation and complete the purchase price allocation as soon as practicable, but no later than one year from the acquisition date.

The results of operations of 7D Surgical for the period from May 20, 2021 through June 30, 2021 are included in the Company's condensed consolidated financial statements as of June 30, 2021.

Pro Forma Financial Information

The following unaudited pro forma financial information summarizes the combined results of operations as though the companies were combined as of the beginning of 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)		(In thousands)
Total Revenue, net	$48,547	$30,620	$93,454	$68,761
Net Loss	$(7,432)	$(14,588)	$(22,211)	$(28,013)

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The pro forma financial information for all periods presented above has been calculated after adjusting the results to reflect the business combination accounting effects resulting from this acquisition, including the amortization expense from acquired intangible assets as though the acquisition occurred as of the beginning of 2020. As noted above, the allocation is preliminary and changes to the value of the finalization of our valuation could result in changes to the amount of amortization expense from acquired intangible assets included in the pro forma financial information presented above. The Company's historical condensed consolidated financial statements have been adjusted in the pro forma combined financial statements to give effect to pro forma events that are directly attributable to the business combination and factually supportable. The pro forma financial information is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of 2020.

4. DEBT AND INTEREST
Credit Agreement
In December 2015, the Company entered into a three-year credit facility with Wells Fargo Bank, National Association, which was amended in October 2016, in July 2018, and in July 2020 (as amended, the Credit Facility). The Credit Facility provides an asset-backed revolving line of credit of up to $30.0 million with a maturity date of July 27, 2021, which was subject to a one-time, one-year extension at the Company's election. In July 2021, the Company elected to extend the term of the Credit Facility such that the maturity date is now July 27, 2022. In addition, under the Credit Facility, at any time through July 27, 2021, the Company could have increased the $30.0 million borrowing limit by up to an additional $10.0 million, subject to the Company having sufficient amounts of eligible accounts receivable and inventory and to customary conditions precedent, including obtaining the commitment of lenders to provide such additional amount. The Company did not elect to increase the borrowing limit. In connection with entering into the Credit Facility, the Company was required to become a guarantor and to provide a security interest in substantially all its assets for the benefit of the counterparty.
There were no amounts outstanding under the Credit Facility at June 30, 2021 or December 31, 2020. In March 2021, the Company borrowed $20.0 million under the Credit Facility. As of March 31, 2021, the effective interest rate on the amounts borrowed was 4.50%. On April 19, 2021, the Company repaid the entire $20.0 million of outstanding borrowings under the Credit Facility. At June 30, 2021, the Company had $25.8 million of current borrowing capacity under the Credit Facility before the requirement to maintain the minimum fixed charge coverage ratio as discussed below. Debt issuance costs and legal fees related to the Credit Facility totaling $0.6 million were recorded as a deferred asset and are being amortized ratably over the term of the arrangement.
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
The Credit Facility contains various customary affirmative and negative covenants, including prohibiting the Company from incurring indebtedness without the lender’s consent. The Credit Facility also includes a financial covenant that requires the Company to maintain a minimum fixed charge coverage ratio of 1.10 to 1.00 for the applicable measurement period, if the Company's Total Liquidity (as defined in the Credit Facility) is less than $5.0 million. The Company was in compliance with all applicable covenants at June 30, 2021.
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

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Paycheck Protection Program
In April 2020, due to the economic uncertainty resulting from the impact of the COVID-19 pandemic on the Company's operations and to support its ongoing operations and retain all employees, the Company applied for a loan under the Paycheck Protection Program (PPP) of the Coronavirus Aid, Relief, and Economic Security Act (CARES Act). The Company received a loan in the original principal amount of $7.2 million. The Company subsequently repaid $1.0 million of the loan. Under the terms of the PPP, subject to specified limitations, the loan may be forgiven if the proceeds are used in accordance with the CARES Act. The Company used the loan proceeds for purposes consistent with the terms of the PPP and applied for forgiveness of the entire $6.2 million loan balance, which was granted in June 2021. The $6.2 million gain on the loan forgiveness is included in other income, net, in the condensed consolidated statement of operations. There are no amounts outstanding under the loan at June 30, 2021. The loan is subject to audit by the Small Business Association (SBA) for up to six years after the date of loan forgiveness. Should the SBA determine that the Company did not qualify for all or part of the loan, the Company would need to repay all or a part of the loan.
5. INVENTORIES
Inventories consisted of:

	June 30, 2021	December 31, 2020
	(In thousands)
Finished goods	$45,951	$37,689
Work in process	15,858	10,087
Raw materials	3,706	6,265
	$65,515	$54,041
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
Property, plant and equipment balances and corresponding useful lives were as follows:

	June 30, 2021	December 31, 2020	Useful Lives
	(In thousands)
Leasehold improvements	$6,436	$5,976	Shorter of lease term or useful life
Machinery and production equipment	10,209	9,577	3	-	10	years
Spinal instruments and sets	37,451	30,275	4	-	6	years
Information systems and hardware	7,774	7,554	3	-	7	years
Furniture and fixtures	1,654	1,640	3	-	5	years
Construction in progress	14,861	12,645
Total	78,385	67,667
Less accumulated depreciation and amortization	(39,480)	(36,245)
Property, plant and equipment, net	$38,905	$31,422
Depreciation and amortization expenses totaled $1.7 million and $1.6 million for the three months ended June 30, 2021 and 2020, respectively, and $3.4 million and $3.1 million for the six months ended June 30, 2021 and 2020, respectively. The cost

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
of purchased instruments used to replace damaged instruments in existing sets and recorded directly to instrument replacement expense totaled $0.9 million and $0.6 million for each of the three months ended June 30, 2021 and 2020, respectively, and $1.6 million and $0.9 million for the six months ended June 30, 2021 and 2020, respectively.
For the six months ended June 30, 2020, the Company recorded impairment charges to selling and marketing expense totaling $0.2 million against spinal instruments that are no longer expected to be placed into service. Impairment charges against spinal instruments recorded for each of the three months ended June 30, 2021 and 2020, and six months ended June 30, 2021, were immaterial.

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
The preliminary fair value of 7D Surgical's identifiable intangible assets of $44.8 million at June 30, 2021, consisting of $38.9 million of patents and technology and $5.8 million of other intangible assets is included in the table for June 30, 2021 below.
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
The components of the Company’s identifiable intangible assets were:

	June 30, 2021
	Weighted Average Life	Cost	Accumulated Amortization	Net
	(Dollars in thousands)
Product technology	11 years	$72,687	$(30,638)	$42,049
Customer relationships	12 years	56,830	(47,657)	9,173
Trademarks/brand names	—	300	(300)	—
Other intangibles	10 years	$5,842	$(49)	5,793
		$135,659	$(78,644)	$57,015

	December 31, 2020
	Weighted Average Life	Cost	Accumulated Amortization	Net
	(Dollars in thousands)
Product technology	12 years	$32,891	$(29,766)	$3,125
Customer relationships	12 years	56,830	(46,072)	10,758
Trademarks/brand names	—	300	(300)	—
		$90,021	$(76,138)	$13,883
Annual amortization expense (including amounts reported in cost of goods sold) is expected to be approximately $6.9 million in 2021, $8.7 million in 2022, $8.1 million in 2023, $6.1 million in 2024, and $4.8 million in 2025. For the three months ended June 30, 2021 and 2020, amortization expense totaled $1.5 million and $1.0 million, respectively, and included $0.6 million and $0.2 million, respectively, of amortization of product technology intangible assets that is presented within cost of goods sold. Amortization expense totaled $2.5 million and $2.1 million for the six months ended June 30, 2021 and 2020, respectively, and included $0.9 million and $0.5 million for the six months ended June 30, 2021 and 2020, respectively, of amortization of product technology intangible assets that is presented within cost of goods sold.

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
In April 2021, the Company entered into an Underwriting Agreement with Piper Sandler & Co., Canaccord Genuity LLC, and Stifel, Nicolaus & Company, Incorporated relating to the issuance and sale of 4,500,000 shares of the Company's common stock at a price to the public of $19.50 per share, before underwriting discounts and commissions. Under the terms of that agreement, the Company granted the underwriters an option, exercisable for 30 days, to purchase up to an additional 675,000 shares of common stock. The underwriters exercised this option and the offering closed on April 20, 2021 with the sale of 5,175,000 shares of common stock, resulting in net proceeds to the Company of approximately $95 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. The Company used a portion of the net proceeds from the offering to repay all of its outstanding borrowings under the Credit Facility and to finance the cash consideration of $27.5 million for the Company's acquisition of 7D Surgical.
In May 2021, the Company issued 2,991,054 shares of the Company’s common stock and 1,298,648 Exchangeable Shares in connection with Company's acquisition of 7D Surgical.
Equity Award Plans
In May 2015, the Company adopted the 2015 Incentive Award Plan, which was subsequently amended and restated with approval of the Company's stockholders. In February and March 2018, the Company's board of directors approved amendments to the plan that increased the share reserve by an aggregate of 2,726,000 shares over the then-existing share reserve thereunder, subject to stockholder approval. The Company's stockholders approved both amendments in May 2018. In April 2020, the Company's board of directors approved an amendment to the plan that, among other things, increased the share reserve by an aggregate of 3,500,000 shares over the then-existing share reserve thereunder, subject to stockholder approval. The Company's stockholders approved the amendment in June 2020 (the 2015 Incentive Award Plan, as amended and restated to date, the Restated Plan). Under the Restated Plan, the Company can grant its employees, non-employee directors and consultants incentive stock options and non-qualified stock options, restricted stock, performance stock, dividend equivalent rights, stock appreciation rights, stock payment awards and other incentive awards. The aggregate number of shares that may be issued or transferred pursuant to awards under the Restated Plan is the sum of (1) the number of shares issuable upon exercise or vesting of the equity awards issued by the Company's former parent company prior to the spin-off that were converted into the Company's equity awards under the Restated Plan as of the date of the spin-off and (2) 9,735,500 shares of the Company's common stock in respect of awards granted under the Restated Plan. As of June 30, 2021, 2,915,174 shares were available for issuance under the Restated Plan.
In June 2018, the Company established the 2018 Employment Inducement Incentive Award Plan (the 2018 Inducement Plan). The terms of the 2018 Inducement Plan are substantially similar to the terms of the Restated Plan with these principal exceptions: (1) incentive stock options may not be granted under the 2018 Inducement Plan; (2) there are no annual limits on awards that may be issued to an individual under the 2018 Inducement Plan; (3) awards granted under the 2018 Inducement Plan are not required to be subject to any minimum vesting period; and (4) awards may be granted under the 2018 Inducement Plan only to those individuals and in those circumstances described below. An aggregate of 2,000,000 shares are reserved under the 2018 Inducement Plan. As of June 30, 2021, 1,919,495 shares were available for issuance under the 2018 Inducement Plan. As a result of the approval of the amendment to the Restated Plan by the Company's stockholders in June 2020, no awards will be granted under the 2018 Inducement Plan in the future.
In August 2020, the Company adopted the 2020 Employment Inducement Incentive Award Plan (the 2020 Inducement Plan). The terms of the 2020 Inducement Plan are substantially similar to the terms of the 2015 Incentive Award Plan with four principal exceptions: (1) incentive stock options may not be granted under the 2020 Inducement Plan; (2) there are no annual

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
limits on awards that may be issued to an individual under the 2020 Inducement Plan; (3) awards granted under the 2020 Inducement Plan are not required to be subject to any minimum vesting period; and (4) awards may be granted under the 2020 Inducement Plan only to those individuals and in those circumstances described below. An aggregate of 2,000,000 shares are reserved under the 2020 Inducement Plan. As of June 30, 2021, 1,358,338 shares were available for issuance under the 2020 Inducement Plan.
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
Forfeiture Rate Assumptions
Stock-based compensation expense related to all equity awards includes an estimate for forfeitures. The expected forfeiture rate of all equity-based compensation is based on historical experience of pre-vesting forfeitures on awards and options by each homogeneous group of shareowners. For awards and options granted to non-executive employees, the forfeiture rate is estimated to be 13% and 14% annually for the six months ended June 30, 2021 and 2020, respectively. There is no forfeiture rate applied to awards or options granted to non-employee directors or executive employees because their pre-vesting forfeitures are anticipated to be highly unlikely. As individual awards and options become fully vested, stock-based compensation expense is adjusted to recognize actual forfeitures.
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
No restricted stock units were granted to non-employee directors during the three or six months ended June 30, 2021 or 2020. There were 61,519 and 65,540 restricted stock awards granted to non-employee directors during the three and six months ended June 30, 2021, respectively. During each of the three and six months ended June 30, 2020, there were 72,520 shares of restricted stock awards granted to non-employee directors.
During the three and six months ended June 30, 2021, 14,200 and 398,785 restricted stock units were granted to employees, respectively. During the three and six months ended June 30, 2020, 30,267 and 376,754 restricted stock units were granted to employees, respectively. No restricted stock awards were granted to employees during the three or six months ended June 30, 2021 or 2020.
As of June 30, 2021, there was approximately $7.2 million of unrecognized compensation expense related to the unvested portions of restricted stock awards and restricted stock units. This expense is expected to be recognized over a weighted-average period of approximately 1.2 years.
Stock Options
Stock option grants to employees generally have a requisite service period of four years, and stock option grants to non-employee directors generally have a requisite service period of one year. Both are subject to graded vesting. The Company records stock-based compensation expense associated with stock options on an accelerated basis over the applicable vesting period within each grant and based on their fair value at the date of grant using the Black-Scholes-Merton option pricing model. There were 544,150 and 238,491 stock options granted during the three months ended June 30, 2021 and 2020, respectively, and 1,078,013 and 920,250 stock options granted during the six months ended June 30, 2021 and 2020, respectively. The following weighted-average assumptions were used in the calculation of fair value for options granted during the period indicated.

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Expected dividend yield	—%	—%	—%	—%
Risk-free interest rate	0.7%	0.3%	0.6%	1.3%
Expected volatility	51.8%	49.8%	51.7%	46.2%
Expected term (in years)	4.5	4.3	4.9	4.9
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
As of June 30, 2021, there was approximately $7.5 million of unrecognized compensation expense related to unvested stock options. This expense is expected to be recognized over a weighted-average period of approximately 1.9 years.
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
Subject to stockholder approval, on and effective as of November 2, 2018, the Company's board of directors approved an amendment to the ESPP pursuant to which the share reserve under the ESPP would increase from 400,000 shares to 800,000 shares. The Company's stockholders approved that amendment in May 2019. In December 2020, the Company's board of directors approved the issuance of an additional 500,000 shares of common stock under the ESPP. The Company's stockholders approved that amendment in June 2021. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended (the IRC). The ESPP contains a restart feature, such that if the market price of the stock at the end of any six-month purchase period is lower than the market price at the original grant date of an offering period, that offering period will terminate after that purchase date, and a new two-year offering period will commence on the January 1 or July 1 immediately following the date the original offering period terminated. This restart feature was triggered on the purchase date that occurred on June 30, 2020, such that the offering period that commenced on January 1, 2020 was terminated, and a new two-year offering period commenced on July 1, 2020 and will end on June 30, 2022. The Company applied share-based payment modification accounting to the awards that were initially valued at the grant date to determine the amount of any incremental fair value associated with the modified awards. The impact to stock-based compensation expense for modifications during the six months ended June 30, 2021 was immaterial.
During the six months ended June 30, 2021 and 2020, there were 109,178 and 78,360 shares of common stock, respectively, purchased under the ESPP. The Company recognized $0.6 million and $0.4 million in expense related to the ESPP for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, 517,982 shares were available under the ESPP for future issuance.

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
9. LEASES
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
The Company’s lease portfolio only includes operating leases. As of June 30, 2021, the weighted average remaining lease term of these operating leases was 4.9 years and the weighted average discount rate was 6.5%. For the three and six months ended June 30, 2021, lease expense, which represents expense from operating leases, was $0.5 million and $1.0 million, respectively.
A summary of the Company's remaining lease liabilities at June 30, 2021 are as follows:

Operating Leases
(In thousands)
2021	1,531
2022	2,283
2023	1,608
2024	1,383
2025	1,407
Thereafter	1,869
Total undiscounted value of lease liabilities	$10,081
Less: present value adjustment	(1,458)
Less: short-term leases not capitalized	(554)
Present value of lease liabilities	8,069
Less: current portion of lease liability	(2,174)
Operating lease liability, less current portion	$5,895

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. INCOME TAXES
The following table summarizes the Company’s effective tax rate for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Reported income tax expense rate	(3.1)%	(0.2)%	(1.0)%	(0.3)%
The Company recorded a provision for income tax expense for the three and six months ended June 30, 2021 and 2020 primarily related to federal, foreign and state operations.
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
On March 27, 2020, Congress enacted the CARES Act to provide certain relief as a result of the COVID-19 pandemic. The CARES Act, among other things, includes provisions relating to net operating loss carryback periods, alternative minimum tax credit refunds, and modification to the net interest deduction limitations. The CARES Act did not have a material impact on the Company's consolidated financial statements for the three or six months ended June 30, 2021 or 2020.

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

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
12. SEGMENT AND GEOGRAPHIC INFORMATION
Segment Reporting
Management assessed its segment reporting based on how it internally manages and reports the results of its business to its chief operating decision maker. Management reviews financial results, manages the business and allocates resources on an aggregate basis. Therefore, financial results are reported in a single operating segment: the development, manufacture and marketing of orthobiologics, spinal implants and image guided navigation systems. The Company reports revenue in two product categories: orthobiologics and spinal implants and enabling technologies. Orthobiologics products consist of a broad range of advanced and traditional bone graft substitutes that are designed to improve bone fusion rates following surgery. The spinal implants and enabling technologies portfolio consists of an extensive line of products for minimally invasive surgery, complex spine, deformity and degenerative procedures as well as a surgical navigation system. The Company attributes revenues to geographic areas based on the location of the customer.
The following table disaggregates revenue by major sales channel for each of the periods presented (in thousands):

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
	United States	International	Total	United States	International	Total
Orthobiologics	$21,184	$2,387	$23,571	$40,244	$4,815	$45,059
Spinal Implants and Enabling Technologies	21,385	2,507	23,892	39,795	4,563	44,358
Total revenue, net	$42,569	$4,894	$47,463	$80,039	$9,378	$89,417

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
	United States	International	Total	United States	International	Total
Orthobiologics	$12,665	$1,190	$13,855	$30,026	$3,450	$33,476
Spinal Implants and Enabling Technologies	13,214	1,520	14,734	27,666	3,558	31,224
Total revenue, net	$25,879	$2,710	$28,589	$57,692	$7,008	$64,700

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
•our ability to successfully develop new and next-generation products and the costs associated with designing and developing those new and next-generation products, including risks inherent in collaborations, such as with restor3d, Inc. and our acquisition of 7D Surgical, or use of nascent manufacturing techniques, such as additive processing/3D printing;
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
•the risk of supply shortages, and the associated potentially long-term disruption to product sales, including as a result of the pandemic and of our dependence on PcoMed to supply products incorporating NanoMetalene technology and a limited number of third-party suppliers for components, raw materials and certain processing and assembly services;
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
Overview
We are a global medical technology company focused on the design, development and commercialization of surgical solutions for the treatment of patients suffering from spinal disorders. We have a comprehensive portfolio of orthobiologics and spinal implant solutions, as well as a surgical navigation system, to meet the varying combinations of products that neurosurgeons and orthopedic spine surgeons need to perform fusion procedures in the lumbar, thoracic and cervical spine. We believe this broad combined portfolio is essential to meet the “complete solution” requirements of such surgeons.
We report revenue in two product categories: orthobiologics and spinal implants and enabling technologies. Our orthobiologics products consist of a broad range of advanced and traditional bone graft substitutes designed to improve bone fusion rates following a wide range of orthopedic surgeries, including spine, hip, and extremities procedures. Our spinal implants and enabling technologies portfolio consists of an extensive line of products and image-guided surgical solutions to facilitate spinal fusion in degenerative, minimally invasive surgery (MIS), and complex spinal deformity procedures as well as a surgical navigation system.
Our U.S. sales organization consists of regional and territory managers who oversee a broad network of independent sales agents. We pay these sales agents commissions based on the sales of our products. Our international sales organization consists of a sales management team that oversees a network of independent stocking distributors that purchase products directly from us and independently sell them. For the three months ended June 30, 2021 and 2020, international sales accounted for approximately 10% and 9% of our revenue, respectively, and 10% and 11% for the six months ended June 30, 2021 and 2020, respectively. Our policy is not to sell our products through or to participate in physician-owned distributorships.
Acquisitions
In May 2021, we completed the acquisition of 7D Surgical, Inc., a privately-held, Toronto-based company, in a cash and stock deal valued at $110 million, subject to customary adjustments. In February 2020, we announced that we entered into a strategic alliance agreement to distribute 7D Surgical’s flagship navigational system founded on its machine-vision, image-guided surgery platform.

7D Surgical, a pioneer in the image-guided surgery market, has developed and commercialized advanced machine-vision-based registration algorithms to improve surgical workflow and patient care, currently with applications in spine and cranial surgeries. Its flagship system, founded on its machine-vision, image-guided surgery platform, reduces radiation exposure in open spine surgery by eliminating intra-operative CT (computed tomography) and fluoroscopy for purposes of registration, both of which commonly are used for patient registration with traditional navigational systems.
Components of Our Results of Operations
Revenue
Our net revenue is derived primarily from the sale of orthobiologics and spinal implants and enabling technology products across North America, Europe, Asia Pacific and Latin America. Sales are reported net of returns, rebates, group purchasing organization fees and other customer allowances.
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
Cost of Goods Sold
Cost of goods sold primarily consists of the costs of finished goods purchased directly from third parties and raw materials used in the manufacturing of our products, plant and equipment overhead, labor costs and packaging costs. The majority of our orthobiologics products are designed and manufactured internally. The cost of human tissue and fixed manufacturing overhead costs are significant drivers of the cost of goods sold, and consequently our orthobiologics products, at current production volumes, generate lower gross margin than our spinal implant products. We rely on third-party suppliers to manufacture our spinal implants and enabling technology products, and we assemble the spinal implants into surgical sets at our kitting and distribution centers. The cost to inspect incoming finished goods is included in the cost of goods sold. Other costs included in cost of goods sold include amortization of product technology intangible assets, royalties, scrap and consignment losses, and charges for expired, excess and obsolete inventory.
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
Intangible Amortization
Our intangible amortization, including the amounts reported in cost of goods sold, consists of acquisition-related amortization. We expect total annual amortization expense (including amounts reported in cost of goods sold) to be approximately $6.9 million in 2021, $8.7 million in 2022, $8.1 million in 2023, $6.1 million in 2024 and $4.8 million in 2025. See “RESULTS OF OPERATIONS-Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020-Impairment of Intangible Assets,” below.
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

•Surgery Deferrals: From late March 2020 to mid-May 2020, among other impacts on our business related to the pandemic, surgeons and their patients deferred surgical procedures in which our products otherwise could have been used. This decrease in demand for our products recovered to varying degrees beginning in the latter half of May 2020 as local conditions improved in certain geographies that opened after an initial improvement in COVID-19 infection rates, allowing patients to resume receiving their treatments, though demand was below pre-pandemic levels for various periods during 2020 and was below pre-pandemic levels in early 2021. We expect to see continued volatility throughout 2021 and possibly thereafter as geographies respond to current local conditions. The duration of deferrals of surgical procedures, the magnitude of such deferrals, the timing and extent of the economic impact of the pandemic, and the pace at which the economy recovers therefrom, cannot be determined at this time. We continue to work closely with our surgeon customers, distributors and suppliers to navigate through this unforeseen event while maintaining flexible operations and investing for future growth.
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

RESULTS OF OPERATIONS

	Three Months Ended June 30,		2021 vs. 2020	Six Months Ended June 30,		2021 vs. 2020
(In thousands, except percentages)	2021	2020	% Change	2021	2020	% Change
Total revenue, net	$47,463	$28,589	66%	$89,417	$64,700	38%
Cost of goods sold	17,482	11,659	50%	32,848	25,471	29%
Gross profit	29,981	16,930	77%	56,569	39,229	44%
Gross margin	63.2%	59.2%		63.3%	60.6%
Operating expenses:
Selling and marketing	25,436	17,013	50%	48,835	37,489	30%
General and administrative	9,986	8,845	13%	20,413	17,399	17%
Research and development	4,850	3,974	22%	9,356	7,869	19%
Intangible amortization	843	792	6%	1,635	1,584	3%
Impairment of intangible assets	—	—	—%	—	1,325	(100)%
Total operating expenses	41,115	30,624	34%	80,239	65,666	22%
Operating loss	(11,134)	(13,694)	(19)%	(23,670)	(26,437)	(10)%
Other income, net	6,079	14	43321%	5,920	241	2356%
Loss before income taxes	(5,055)	(13,680)	(63)%	(17,750)	(26,196)	(32)%
Provision for income taxes	158	33	379%	183	68	169%
Net loss	$(5,213)	$(13,713)	(62)%	$(17,933)	$(26,264)	(32)%

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020
Revenue
Total revenue, net for the three months ended June 30, 2021, was $47.5 million, an increase of 66% compared to the same period in 2020.

	Three Months Ended June 30,		2021 vs. 2020
	2021	2020	% Change
	(In thousands)
Orthobiologics	$23,571	$13,855	70%
United States	21,184	12,665	67%
International	2,387	1,190	101%

Spinal Implants and Enabling Technologies	$23,892	$14,734	62%
United States	21,385	13,214	62%
International	2,507	1,520	65%

Total revenue, net	$47,463	$28,589	66%

	Three Months Ended June 30,		2021 vs. 2020
	2021	2020	% Change
	(In thousands)
United States	$42,569	$25,879	64%
International	4,894	2,710	81%
Total revenue, net	$47,463	$28,589	66%
Revenue from orthobiologics sales totaled $23.6 million for the three months ended June 30, 2021, an increase of $9.7 million or 70%, from the same period in 2020. Revenue from orthobiologics sales in the United States increased $8.5 million to $21.2 million for the three months ended June 30, 2021 compared to the same period in 2020. Revenue from orthobiologics sales internationally increased $1.2 million for the three months ended June 30, 2021 compared to the same period in 2020. In all geographies, revenue in the prior year period was adversely impacted due to declines in the volume of surgeries performed due to the effects of the COVID-19 pandemic.
Revenue from spinal implants and enabling technology sales was $23.9 million for the three months ended June 30, 2021, an increase of $9.2 million or 62%, from the same period in 2020. Revenue from spinal implants and enabling technology sales in the United States increased $8.2 million to $21.4 million for the three months ended June 30, 2021 compared to the same period in 2020. Revenue from spinal implants and enabling technology sales internationally increased $1.0 million for the three months ended months ended June 30, 2021 as compared to the same period in 2020. In all geographies, revenue in the prior year period was adversely impacted due to declines in the volume of surgeries performed due to the effects of the COVID-19 pandemic. Additionally, the revenue growth in the current year period was driven by recently launched products, predominantly those products that were alpha or fully launched in 2020 and the first half of 2021. U.S. capital sales revenue for 7D Surgical was $0.6 million for the three months ended June 30, 2021.
Cost of Goods Sold and Gross Margin
Cost of goods sold increased $5.8 million, to $17.5 million for the three months ended June 30, 2021, compared to the same period in 2020. Gross margin was 63.2% for the three months ended June 30, 2021 and 59.2% for the same period in 2020. The increase in gross margin was primarily due to idle plant costs recorded in the second quarter of 2020 associated with the nearly two-month shutdown of orthobiologics manufacturing operations at our Irvine facility. The gross margin also benefited from increased sales in the U.S. of our higher gross margin spinal implant products compared to the prior year period which was partially offset by higher kitting and logistics costs incurred in preparation for the full commercial launches of a number of spinal implant systems expected to occur in the second half of 2021 and from $0.3 million of technology-related intangible asset amortization associated with our acquisition of 7D Surgical.
Cost of goods sold included $0.6 million and $0.2 million of amortization for product technology intangible assets for the three months ended June 30, 2021 and 2020, respectively.

Selling and Marketing
Selling and marketing expenses increased $8.4 million to $25.4 million for the three months ended June 30, 2021 compared to the same period in 2020. The increase was driven primarily by our acquisition of 7D, higher distributor commissions, as well as higher selling, customer service, and supply chain headcount and related expenses.
General and Administrative
General and administrative expenses increased $1.1 million to $10.0 million for the three months ended June 30, 2021, mostly due to $0.5 million of legal and other fees incurred related to our acquisition of 7D Surgical, as well as higher stock-based compensation expense.
Research and Development
R&D expenses increased $0.9 million to $4.9 million, or 10% of revenue, for the three months ended June 30, 2021 compared to the same period in 2020 mostly due to higher R&D headcount and related expenses.
Intangible Amortization
Intangible amortization expense, excluding the amounts reported in cost of goods sold for product technology intangible assets, remained consistent at $0.8 million for both the three months ended June 30, 2021 and 2020.
Income Taxes

	Three Months Ended June 30,
	2021	2020
	(In thousands)
Loss before income taxes	$(5,055)	$(13,680)
Provision for income taxes	158	33
Effective tax rate	(3.1)%	(0.2)%
We reported income tax expense for the three months ended June 30, 2021 and 2020 primarily related to federal, foreign and state operations.
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
In March 2020, Congress enacted the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) to provide certain relief as a result of the COVID-19 pandemic. The CARES Act, among other things, includes provisions relating to net operating loss carryback periods, alternative minimum tax credit refunds, and modification to the net interest deduction limitations. The CARES Act did not have a material impact on our consolidated financial statements for the three months ended June 30, 2021.
Other Income
Other income for the three months ended June 30, 2021 primarily consisted of the gain on the forgiveness of debt related to the loan we obtained under the Paycheck Protection Program (PPP) of the CARES Act.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
Revenue
Total revenue, net for the six months ended June 30, 2021 was $89.4 million, an increase of 38% compared to the same period in 2020.

	Six Months Ended June 30,		2021 vs. 2020
	2021	2020	% Change
	(In thousands)
Orthobiologics	$45,059	$33,476	35%
United States	40,244	30,026	34%
International	4,815	3,450	40%

Spinal Implants and Enabling Technologies	$44,358	$31,224	42%
United States	39,795	27,666	44%
International	4,563	3,558	28%

Total revenue, net	$89,417	$64,700	38%

	Six Months Ended June 30,		2021 vs. 2020
	2021	2020	% Change
	(In thousands)
United States	$80,039	$57,692	39%
International	9,378	7,008	34%
Total revenue, net	$89,417	$64,700	38%

Revenue from orthobiologics sales totaled $45.1 million for the six months ended June 30, 2021, an increase of $11.6 million, from the same period in 2020. Revenue from orthobiologics sales in the United States increased $10.2 million for the six months ended June 30, 2021 compared to the same period in 2020. Revenue from orthobiologics sales internationally increased $1.4 million for the six months ended June 30, 2021 compared to the same period in 2020. In all geographies, revenue in the prior year period was adversely impacted due to declines in the volume of surgeries performed due to the effects of the COVID-19 pandemic. Additionally, the revenue growth in was driven by higher demand for our fibers-based demineralized bone matrix (DBM) products.

Revenue from spinal implants and enabling technology sales totaled $44.4 million for the six months ended June 30, 2021, an increase of $13.1 million, from the same period in 2020. Revenue from spinal implants and enabling technology sales in the United States increased $12.1 million for the six months ended June 30, 2021 compared to the same period in 2020. Revenue from spinal implants and enabling technology sales internationally increased $1.0 million for the six months ended June 30, 2021 compared to the same period in 2020. In all geographies, revenue in the prior year period was adversely impacted due to declines in the volume of surgeries performed due to the effects of the COVID-19 pandemic. Additionally, the revenue growth in the current year period was driven by new and recently launched products, predominantly those products that were alpha or fully launched in 2020 and the first half of 2021. U.S. capital sales revenue for 7D Surgical was $0.6 million for the six months ended June 30, 2021.
Cost of Goods Sold and Gross Margin
Cost of goods sold increased $7.4 million to $32.8 million for the six months ended June 30, 2021, compared to the same period in 2020. Gross margin was 63.3% for the six months ended June 30, 2021, compared to 60.6% for the same period in 2020. The increase in gross margin was primarily due to idle plant costs recorded in the second quarter of 2020 associated with the nearly two-month shutdown of orthobiologics manufacturing operations at our Irvine facility. The gross margin also benefited from increased sales in the U.S. of our higher gross margin spinal implant products compared to the prior year period and lower excess and obsolete inventory provisions which was mostly partially offset by higher kitting and logistics costs incurred in preparation for the full commercial launches of a number of spinal implant systems expected to occur in the second half of 2021 and from $0.3 million of technology-related intangible asset amortization associated with our acquisition of 7D Surgical.

Cost of goods sold included $0.9 million and $0.5 million of amortization for product technology intangible assets, for the six months ended June 30, 2021 and 2020, respectively.
Selling and Marketing
Selling and marketing expenses increased $11.3 million to $48.8 million for the six months ended June 30, 2021 compared to the same period in 2020. The increase was mainly driven by higher marketing, customer service and logistics headcount and related expenses and third party logistics fees.
General and Administrative
General and administrative expenses increased $3.0 million to $20.4 million for the six months ended June 30, 2021 compared to the same period in 2020, mostly due to $1.8 million of legal and other fees incurred related to our acquisition of 7D Surgical as well as higher general and administrative headcount.
Research and Development
R&D expenses increased $1.5 million to $9.4 million, or 10% of revenue, for the six months ended June 30, 2021 compared to the same period in 2020. The increase was due to higher research and development headcount and related expenses.
Intangible Amortization
Intangible amortization expense, excluding the amounts reported in cost of goods sold for product technology intangible assets, remained consistent at $1.6 million for both the six months ended June 30, 2021 and 2020.
Impairment of Intangible Assets
There was no impairment of intangible assets during the six months ended June 30, 2021, compared to $1.3 million for the same period in 2020. During the six months ended June 30, 2020, primarily as a result of an expected shift in future product revenue mix more toward a parallel expanding interbody device designed based on our internally developed technology and, in turn, lower future revenue anticipated for the lordotic expanding implant based on technology we acquired from NLT, our estimated future net sales associated with those NLT product technologies decreased. Accordingly, we evaluated the ongoing value of the product technology intangible assets associated with the acquisition of these assets. Based on this evaluation, we determined that intangible assets with a carrying amount of $1.6 million were no longer recoverable and were impaired, and we wrote those intangible assets down to their estimated fair value of $0.3 million.

Income Taxes

	Six Months Ended June 30,
	2021	2020
	(In thousands)
Loss before income taxes	$(17,750)	$(26,196)
Provision for income taxes	183	68
Effective tax rate	(1.0)%	(0.3)%

We reported income tax expense for the six months ended June 30, 2021 and 2020 primarily related to federal, foreign and state operations. See “-Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020-Income Taxes,” above, for information related to the effect of the CARES Act on our taxes.

Other Income

Other income for the six months ended June 30, 2021 primarily consisted of the gain on the forgiveness of debt related to the loan we obtained under the PPP.

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
Loss before income taxes includes the following special charges for the six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Special Charges:	(In thousands)
Idle manufacturing plant costs	$—	$974	$—	$974
Impairment of intangible assets(1)	$—	$—	$—	$1,325
Acquisition and integration-related charges for 7D Surgical	519	—	1,795	—
Total Special Charges	$519	$974	$1,795	$2,299
(1) Relates to the impairment of acquired product technology intangible assets.
The items reported above are reflected in the consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Cost of good sold	$—	$974	$—	$974
Impairment of intangible assets	$—	$—	$—	$1,325
General and administrative	519	—	1,795	—
Total Special Charges	$519	$974	$1,795	$2,299

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

Liquidity and Capital Resources
Overview, Capital Resources, and Capital Requirements
As of June 30, 2021, we had cash and cash equivalents and investments totaling approximately $120.7 million, and $25.8 million of current borrowing capacity was available under our credit facility. We believe that our cash and cash equivalents, and the amount currently available to us under our credit facility, will be sufficient to fund our operations and meet our contractual obligations for at least the next twelve months.
Paycheck Protection Program Loan
In April 2020, due to the economic uncertainty resulting from the impact of the COVID-19 pandemic on our operations and to support our ongoing operations and retain all employees, we applied for a PPP loan. We received a loan in the original principal amount of $7.2 million. We subsequently repaid $1.0 million of the loan. Under the terms of the PPP, subject to specified limitations, the loan may be forgiven if the proceeds are used in accordance with the CARES Act. In October 2020, we applied for forgiveness of the entire loan, which was granted in June 2021. The loan is subject to audit by the Small Business Association (SBA) for up to six years after the date of loan forgiveness. Should the SBA determine that we did not qualify for all or part of the loan, we would need to repay all or a part of the loan.
Credit Facility

We have a $30.0 million credit facility with Wells Fargo Bank, National Association which matures in July 2022. At June 30, 2021, we had no outstanding borrowings under the credit facility. The borrowing capacity under the credit facility is determined monthly and is based on the amount of our eligible accounts receivable and inventory balances and qualified cash (as defined in the credit facility). Depending on the extent to which our eligible accounts receivable and inventory balances increase, our borrowing capacity could increase by as much as an additional $0.7 million from the $25.8 million available as of June 30, 2021 before we are required to maintain the minimum fixed charge coverage ratio as discussed below. The credit facility contains various customary affirmative and negative covenants, including prohibiting us from incurring indebtedness without the lender’s consent. Under the terms of the credit facility, if our Total Liquidity (as defined in the credit facility) is less than $5.0 million, we are required to maintain a minimum fixed charge coverage ratio of 1.10 to 1.00 for the applicable measurement period. Our Total Liquidity was $139.2 million at June 30, 2021, and therefore that financial covenant was not applicable at that time.
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

Cash and Cash Equivalents
We had cash and cash equivalents totaling approximately $120.7 million and $76.8 million at June 30, 2021 and December 31, 2020, respectively.
Cash Flows

	Six Months Ended June 30,		2021 vs. 2020
	2021	2020	% Change
	(In thousands)
Net cash used in operating activities	$(10,091)	$(11,949)	(16)%
Net cash used in investing activities	(40,448)	(30,320)	33%
Net cash provided by financing activities	94,583	97,471	(3)%
Effect of exchange rate changes on cash and cash equivalents	(160)	(55)	191%
Net change in cash and cash equivalents	$43,884	$55,147	(20)%
Net Cash Used in Operating Activities
Net cash used in operating activities for the six months ended June 30, 2021 decreased by $1.9 million compared to the same period in 2020 due to favorable cash based operating activities.
Net Cash Used in Investing Activities
Net cash used in investing activities for the six months ended June 30, 2021 increased by $10.1 million compared to the same period in 2020. The increase was primarily due to the acquisition of 7D Surgical of $28.3 million and a $6.9 million increase in purchases of property and equipment during the six months ended June 30, 2021 compared to the same period in 2020, offset by $25.0 million of investments in U.S. Treasury Bills during the six months ended June 30, 2020 compared to no such investments for the same period in 2021.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $94.6 million for the six months ended June 30, 2021. Cash provided by financing activities in 2021 was comprised primarily of net proceeds of approximately $94.5 million from our April 2021 public offering, $20.0 million of borrowings from the credit facility, $1.6 million of proceeds from the exercise of stock options and $1.0 million proceeds from the issuance of common stock under our ESPP, partially offset by $20.0 million repayments of borrowings from the credit facility and $2.5 million of cash used for tax payments we made on our employees' behalf for shares we withheld from such employees on the vesting of restricted stock awards to cover statutory tax withholding requirements. Net cash provided by financing activities was $97.5 million for the six months ended June 30, 2020. It was comprised primarily of $91.6 million proceeds from issuance of common stock, net of offering costs, $6.2 million of net proceeds from the PPP loan, $0.7 million of proceeds from the issuance of common stock under our ESPP, and $0.9 million of proceeds from the exercise of stock options, partially offset by $1.9 million of cash for tax payments we made on our employees' behalf for shares we withheld from such employees on the vesting of restricted stock awards to cover statutory tax withholding requirements.
Off-Balance Sheet Arrangements
There were no off-balance sheet arrangements as of June 30, 2021 that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our business.
Contractual Obligations and Commitments
With the exception of our obligations under the arrangement agreement with 7D Surgical Inc., there have been no material changes outside the ordinary course of our business to the contractual obligations disclosed in the 2020 10-K.
Information regarding the arrangement agreement with 7D Surgical Inc. is included in Note 11, "Commitments and Contingencies," to the Notes in Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

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
ITEM 1A. RISK FACTORS
See "Item 1A. Risk Factors" in Part I of the 2020 10-K and in Part II of our quarterly report on Form 10-Q for the quarterly period ended March 31, 2021 (the 1Q 2021 10-Q) for a detailed discussion of the risks we face. The risk factors described in the 2020 10-K and 1Q 2021 10-Q have not materially changed.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
During the second quarter of 2021, we did not issue any securities that were not registered under the Securities Act of 1933, as amended (the Securities Act).
Purchases of Equity Securities by the Issuer
The table below is a summary of purchases of our common stock we made during the quarter covered by this report. Other than as indicated in the table below, no such purchases were made in any other month during the quarter. We do not have any publicly announced repurchase plans or programs.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs

April 1 - April 30	3,966	$17.91	—	—
May 1 - May 31	1,289	$21.41	—	—
June 1 - June 30	1,329	$20.39	—	—

(1)	These shares were surrendered to the Company to satisfy tax withholdings obligations in connection with the vesting of restricted stock awards.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1^	Certificate of Amendment to Amended and Restated Certificate of Incorporation dated June 2, 2021

3.2^	Amended and Restated Bylaws, as amended to date

10.1^*	Second Amendment to the SeaSpine Holdings Corporation 2015 Employee Stock Purchase Plan (December 9, 2020)

10.2*	Amendment Agreement to the Arrangement Agreement among SeaSpine Holdings Corporation, Project Maple Leaf Acquisition ULC, 7D Surgical Inc. and Michael Cadotte and Joel Rose dated March 22, 2021.

10.3*
Consent and Agreement Under Amended and Restated Credit Agreement, dated May 20, 2021, among Wells Fargo Bank, National Association, and SeaSpine Holdings Corporation, SeaSpine Orthopedics Corporation, SeaSpine, Inc., Isotis Inc., SeaSpine Sales LLC, Theken Spine, LLC, and Isotis Orthobiologics, Inc.

10.4#*	Beau Standish Letter Agreement, dated May 22, 2021

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*†	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*†	Inline XBRL Taxonomy Extension Schema Document

101.CAL*†	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*†	Inline XBRL Definition Linkbase Document

101.LAB*†	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*†	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within Exhibit 101.INS Inline XBRL document)

^	Incorporated herein by reference from the registrant's current report on Form 8-K filed with the Securities and Exchange Commission on June 4, 2021.
#	Management compensatory contract or plan.
*	Filed herewith
**	These certifications are being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation by reference language in such filing.

† The financial information of SeaSpine Holdings Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 filed on August 5, 2021 formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Loss, (iii) the Condensed Consolidated Balance Sheets, (iv) Parenthetical Data to the Condensed Consolidated Balance Sheets, (v) the Condensed Consolidated Statements of Cash Flows, (vi) the Condensed Consolidated Statements of Equity, and (vii) Notes to Unaudited Condensed Consolidated Financial Statements, is furnished electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEASPINE HOLDINGS CORPORATION

Date:	August 5, 2021	/s/ Keith C. Valentine
Keith C. Valentine
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 5, 2021	/s/ John J. Bostjancic
John J. Bostjancic
Chief Financial Officer
(Principal Financial Officer)