Form 10-Q
period 2021-09-30
SeaSpine Holdings Corp
filed 2021-11-03
CIK 1637761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of November 1, 2021 was 36,441,778.

SEASPINE HOLDINGS CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SEASPINE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Total revenue, net	$46,445	$43,209	$135,862	$107,909
Cost of goods sold	18,289	14,074	51,137	39,545
Gross profit	28,156	29,135	84,725	68,364
Operating expenses:
Selling and marketing	27,578	22,163	76,413	59,652
General and administrative	11,642	8,908	32,055	26,307
Research and development	6,262	3,917	15,618	11,786
Intangible amortization	942	793	2,577	2,377
Impairment of intangible assets	—	—	—	1,325
Total operating expenses	46,424	35,781	126,663	101,447
Operating loss	(18,268)	(6,646)	(41,938)	(33,083)
Other (expense) income, net	(231)	136	5,689	377
Loss before income taxes	(18,499)	(6,510)	(36,249)	(32,706)
(Benefit) provision for income taxes	(872)	64	(689)	132
Net loss	$(17,627)	$(6,574)	$(35,560)	$(32,838)
Net loss per share, basic and diluted	$(0.48)	$(0.24)	$(1.09)	$(1.21)
Weighted average shares used to compute basic and diluted net loss per share	36,419	27,536	32,638	27,082
The accompanying notes are an integral part of these condensed consolidated financial statements.

SEASPINE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(17,627)	$(6,574)	$(35,560)	$(32,838)
Other comprehensive (loss) income
Foreign currency translation adjustments	(170)	347	(425)	325
Unrealized (loss) gain on investments	—	(70)	—	31
Comprehensive loss	$(17,797)	$(6,297)	$(35,985)	$(32,482)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SEASPINE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except par value data)

	September 30, 2021	December 31, 2020

ASSETS
Current assets:
Cash and cash equivalents	$102,433	$76,813
Trade accounts receivable, net of allowances of $111 and $192	29,075	26,154
Inventories, net	70,931	54,041
Prepaid expenses and other current assets	4,741	3,884
Total current assets	207,180	160,892
Property, plant and equipment, net	43,087	31,422
Right of use assets	7,360	7,658
Intangible assets, net	56,343	13,883
Goodwill	75,583	—
Other assets	447	546
Total assets	$390,000	$214,401
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable, trade	17,999	5,006
Accrued compensation	8,483	8,198
Accrued commissions	9,257	8,199
Short-term debt	—	1,114
Short-term lease liability	2,240	2,147
Deferred revenue	1,352	102
Other accrued expenses and current liabilities	8,365	5,961
Total current liabilities	47,696	30,727
Long-term debt	—	5,059
Long-term lease liability	6,339	6,802
Deferred tax liability, net	9,049	—
Other liabilities	75	95
Total liabilities	63,159	42,683

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value; 15,000 authorized; no shares issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Common stock, $0.01 par value; 60,000 authorized; 36,427 and 27,729 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	364	277
Additional paid-in capital	579,595	388,574
Accumulated other comprehensive income	1,699	2,124
Accumulated deficit	(254,817)	(219,257)
Total stockholders' equity	326,841	171,718
Total liabilities and stockholders' equity	$390,000	$214,401
The accompanying notes are an integral part of these condensed consolidated financial statements.

SEASPINE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2021	2020
OPERATING ACTIVITIES:
Net loss	$(35,560)	$(32,838)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,280	7,929
Instrument replacement expense	2,665	1,555
Impairment of intangible assets	—	1,325
Impairment of spinal instruments	—	210
Provision for excess and obsolete inventories	3,891	3,365
Stock-based compensation	8,791	7,934
Gain on forgiveness of Paycheck Protection Program Loan	(6,173)	—
Other	429	209
Changes in assets and liabilities, net of the effects from acquisition:
Accounts receivable	(753)	1,606
Inventories	(17,995)	(6,436)
Prepaid expenses and other current assets	248	1,755
Other non-current assets	220	(10)
Accounts payable	9,729	140
Accrued commissions	1,053	(825)
Other accrued expenses and current liabilities	1,405	66
Other non-current liabilities	(607)	(17)
Net cash used in operating activities	(22,377)	(14,032)
INVESTING ACTIVITIES:
Purchases of property and equipment	(16,894)	(9,571)
Additions to technology assets	(1,161)	(850)
Purchases of short-term investments	—	(25,007)
Maturities of short-term investments	—	10,000
Acquisitions	(28,331)	—
Net cash used in investing activities	(46,386)	(25,428)
FINANCING ACTIVITIES:
Borrowings under credit facility	20,000	—
Proceeds from Paycheck Protection Program Loan	—	7,173
Repayments of credit facility	(20,000)	—
Repayments of Paycheck Protection Program Loan	—	(1,000)
Debt issuance costs	(45)	—
Proceeds from issuance of common stock- employee stock purchase plan	1,016	698
Proceeds from exercise of stock options	1,996	1,073
Proceeds from issuance of common stock, net of offering costs	94,531	91,622
Repurchases of common stock for income tax withheld upon vesting of restricted stock awards and restricted stock units	(2,781)	(2,069)
Payment of contingent royalty consideration liabilities in connection with acquisition of business	(33)	(109)
Net cash provided by financing activities	94,684	97,388
Effect of exchange rate changes on cash and cash equivalents	(301)	61
Net change in cash and cash equivalents	25,620	57,989
Cash and cash equivalents at beginning of period	76,813	20,199
Cash and cash equivalents at end of period	$102,433	$78,188
Supplemental cash flow information:
Interest paid	$253	$126
Income taxes paid	$148	$115
Non-cash investing activities:

Property and equipment in liabilities	$4,648	$1,187
Intangible assets in liabilities	$200	$—
Non-cash financing activities:
Issuance of common stock - Acquisition	$61,048	$—
Exchangeable shares - Acquisition	$26,505	$—
Settlement of contingent closing consideration liabilities with stock issuance in connection with acquisition of business	$—	$2,000
The accompanying notes are an integral part of these condensed consolidated financial statements.

SEASPINE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands)

	Common Stock		Additional	Accumulated Other		Total
	Number of		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss) (see Note 1)	Deficit	Equity
Balance December 31, 2020	27,729	$277	$388,574	$2,124	$(219,257)	$171,718
Net loss	—	—	—	—	(12,720)	(12,720)
Foreign currency translation adjustment	—	—	—	(357)	—	(357)
Restricted stock issued	175	2	—	—	—	2
Issuance of common stock - exercise of stock options	44	—	496	—	—	496
Repurchases of common stock for income tax withheld upon vesting of restricted stock awards and restricted stock units	—	—	(2,418)	—	—	(2,418)
Stock-based compensation	—	—	2,546	—	—	2,546
Balance March 31, 2021	27,948	279	389,198	1,767	(231,977)	159,267
Net loss	—	—	—	—	(5,213)	(5,213)
Foreign currency translation adjustment (see Note 1)	—	—	—	102	—	102
Restricted stock issued	71	1	(1)	—	—	—
Issuance of common stock under employee stock purchase plan	109	1	1,015	—	—	1,016
Issuance of common stock- Public Offering	5,175	52	94,479	—	—	94,531
Issuance of common stock- Acquisition	2,991	30	61,018	—	—	61,048
Issuance of common stock- Exchangeable Shares	—	—	26,505	—	—	26,505
Issuance of common stock- exercise of stock options	81	1	1,106	—	—	1,107
Repurchases of common stock for income tax withheld upon vesting of restricted stock awards and restricted stock units	—	—	(126)	—	—	(126)
Stock-based compensation	—	—	3,096	—	—	3,096
Balance June 30, 2021 (see Note 1)	36,375	364	576,290	1,869	(237,190)	341,333
Net loss	—	—	—	—	(17,627)	(17,627)
Foreign currency translation adjustment	—	—	—	(170)	—	(170)
Restricted stock issued	22	—	—	—	—	—
Issuance of common stock- exercise of stock options	30	—	393	—	—	393
Repurchases of common stock for income tax withheld upon vesting of restricted stock awards and restricted stock units	—	—	(237)	—	—	(237)
Stock-based compensation	—	—	3,149	—	—	3,149
Balance September 30, 2021	36,427	364	579,595	1,699	(254,817)	326,841

	Common Stock		Additional	Accumulated Other		Total
	Number of		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance December 31, 2019	19,124	$191	$284,211	$1,434	$(176,076)	$109,760
Net loss	—	—	—	—	(12,551)	(12,551)
Foreign currency translation adjustment	—	—	—	(164)	—	(164)
Unrealized gain on short-term investments	—	—	—	190	—	190
Restricted stock issued	213	2	—	—	—	2
Issuance of common stock - public offering	7,820	78	91,544	—	—	91,622
Issuance of common stock- exercise of stock options	80	1	901	—	—	902
Repurchases of common stock for income tax withheld upon vesting of restricted stock awards and restricted stock units	—	—	(1,855)	—	—	(1,855)
Stock-based compensation	—	—	1,983	—	—	1,983
Balance March 31, 2020	27,237	272	376,784	1,460	(188,627)	189,889
Net loss	—	—	—	—	(13,713)	(13,713)
Foreign currency translation adjustment	—	—	—	142	—	142
Unrealized loss on short-term investments	—	—	—	(89)	—	(89)
Restricted stock issued	79	1	(1)	—	—	—
Issuance of common stock under employee stock purchase plan	78	1	697	—	—	698
Issuance of common stock- exercise of stock options	5	—	46	—	—	46
Repurchases of common stock for income tax withheld upon vesting of restricted stock awards and restricted stock units	—	—	(43)	—	—	(43)
Stock-based compensation	—	—	2,769	—	—	2,769
Balance June 30, 2020	27,399	274	380,252	1,513	(202,340)	179,699
Net loss	—	—	—	—	(6,574)	(6,574)
Foreign currency translation adjustment	—	—	—	347	—	347
Unrealized loss on short-term investments	—	—	—	(70)	—	(70)
Restricted stock issued	33	—	—	—	—	—
Issuance of common stock-NLT Spine Ltd contingent consideration	176	2	1,998	—	—	2,000
Issuance of common stock- exercise of stock options	13	—	125	—	—	125
Repurchases of common stock for income tax withheld upon vesting of restricted stock awards and restricted stock units	—	—	(171)	—	—	(171)
Stock-based compensation	—	—	3,182	—	—	3,182
Balance September 30, 2020	27,621	276	385,386	1,790	(208,914)	178,538
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
The Company’s financial statements are presented on a consolidated basis. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. The unaudited interim condensed consolidated financial statements do not include all information and disclosures required by GAAP for annual audited financial statements and should be read with the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the SEC. In the opinion of management, the unaudited interim condensed consolidated financial statements included in this report have been prepared on the same basis as the Company's audited consolidated financial statements and include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations, cash flows, and statement of equity for periods presented. The results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results expected for the full year. The condensed consolidated balance sheet as of December 31, 2020 was derived from the audited consolidated balance sheet for the year ended December 31, 2020. Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.
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
Prior period revisions
During the third quarter of 2021, the Company made a revision related to the functional currency of its recently acquired Canadian company, 7D Surgical Inc., a corporation incorporated under the laws of the Province of Ontario (7D Surgical) (see Note 3, "Business Acquisition"). Prior to July 1, 2021, the functional currency for 7D Surgical was the Canadian dollar. The Company reassessed the functional currency and determined that the functional currency is the U.S. dollar based on management's analysis of the primary economic environment in which 7D Surgical operates. The Company revised the presentation of the unaudited statements for the prior quarter ending June 30, 2021 to reflect this determination and will revise such information to the extent it is presented in future filings.

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The Company assessed the materiality of the error, both quantitatively and qualitatively, in accordance with the SEC’s Staff Accounting Bulletin No. 99, and concluded that the error was not material to any of its previously reported unaudited financial statements based upon qualitative aspects of the error. However, in order to correctly present other comprehensive income, previously issued unaudited financial statements have been revised and are presented “As Revised” in the tables below. The $3.2 million adjustment noted in the tables below reflects the change in foreign currency fluctuations.

	Three Months Ended			Six Months Ended
	June 30, 2021			June 30, 2021
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
	(In thousands)
Condensed Consolidated Statements of Comprehensive Loss:
Foreign currency translation adjustments	$(3,070)	$3,172	$102	$(3,427)	$3,172	$(255)
Comprehensive loss	(8,283)	3,172	(5,111)	(21,360)	3,172	(18,188)

	As of June 30, 2021
	As Reported	Adjustment	As Revised
Condensed Consolidated Statements of Equity:
Accumulated other comprehensive (loss) income	$(1,303)	$3,172	$1,869
Foreign currency translation adjustments	(3,070)	3,172	102
Total stockholders' equity	338,161	3,172	341,333

Condensed Consolidated Balance Sheet:
Intangible assets, net	$57,015	$1,203	$58,218
Goodwill	73,845	1,983	75,828
Other assets	389	(14)	375
Total assets	397,212	3,172	400,384

Accumulated other comprehensive (loss) income	$(1,303)	$3,172	$1,869
Total stockholders' equity	338,161	3,172	341,333
Concentration of Risk
In March 2021, the Company and PcoMed, LLC (PcoMed) entered into a supply agreement (the Supply Agreement).
Pursuant to the Supply Agreement, PcoMed granted the Company a worldwide right to sell and commercialize any implantable spinal surgery interbody and/or intervertebral medical device designed and/or manufactured by or for the Company treated by PcoMed with certain proprietary PcoMed technology (Processed Parts) for use in spinal interbody and/or intervertebral surgical methods and procedures. The right is exclusive to the Company through January 14, 2022; thereafter, it will be non-exclusive. The Supply Agreement replaces and supersedes a prior supply agreement between the Company and PcoMed entered into in May 2013, which expired in January 2021.
For the nine months ending September 30, 2021 and 2020, the sales of products incorporating the NanoMetalene® technology provided under the Supply Agreement exceeded 10% of the Company's revenue.
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

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
Use of Estimates
Preparing consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities, and the reported amounts of revenues and expenses. Significant estimates affecting amounts reported or disclosed in the consolidated financial statements include allowances for doubtful accounts receivable and sales returns and other credits, net realizable value of inventories, discount rates and estimated projected cash flows used to value and test impairments of goodwill, identifiable intangible and long-lived assets, fair value estimates related to business combinations, assumptions related to the timing and probability of product launch dates, discount rates matched to the estimated timing of payments, probability of success rates and discount adjustments on the related cash flows for contingent considerations in business combinations, depreciation and amortization periods for identifiable intangible and long-lived assets, computation of taxes, valuation allowances recorded against deferred tax assets, the valuation of stock-based compensation and loss contingencies. These estimates are based on historical experience and on various other assumptions believed to be reasonable under the current circumstances. Actual results could differ from these estimates.
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
Revenue Recognition
Net sales are derived primarily from the sale of orthobiologics and spinal implant and enabling technology products globally. Revenue is recognized when obligations under the terms of a contract with the Company's customer are satisfied which occurs with the transfer of control of the Company's products. This occurs either upon shipment or delivery of goods, depending on whether the contract is Free on Board (FOB) origin or FOB destination, or, in other situations such as consignment arrangements, when the products are used in a surgical procedure (implanted in a patient) and in the case of capital equipment, when the equipment has been accepted by the customer.

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

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

Additionally, the Company allocates the transaction price to the multiple performance obligations under the contracts related to the sale of capital equipment, including the capital equipment, tools and software, the training and installation and the service. Revenue related to capital equipment, tools and software under these arrangements is recognized upon customer acceptance of the system. Revenue from training and installation is recognized upon completion of the training and installation process. Revenue from service contracts is recognized over the term of the contract.

Under certain contracts, the transfer of capital equipment occurs over time as the customer's purchase commitments on other spinal implant and orthobiologics products are met. The Company allocates the transaction price to the multiple performance obligations under these contracts related to the sale of the products (recognized either upon the shipment or delivery of goods, as discussed above), the lease of capital equipment (recognized over the contract period), and of the sale of capital equipment (recognized once the purchase commitments are met).

Deferred revenue primarily consists of payments received in advance of revenue recognition from the sales of the Company's capital equipment and related products as described above and is recognized as the revenue recognition criteria are met.

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

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
Net Loss Per Share
Basic and diluted net loss per share was calculated using the weighted-average number of shares of common stock outstanding during the period. The weighted average number of shares used to compute diluted net loss per share excludes any assumed issuance of common stock upon exercise of stock options, any assumed issuance of common stock under restricted stock awards or units, and any assumed issuances under the Company's employee stock purchase plan, because the effect, in each case, would be antidilutive. Common stock equivalents, including the Exchangeable Shares (as defined below), of 6.5 million and 4.3 million shares for the nine months ended September 30, 2021 and 2020, respectively, were excluded from the calculation because of their antidilutive effect.
3. BUSINESS ACQUISITION
7D Surgical Acquisition
In March 2021, the Company entered into an arrangement agreement (the Arrangement Agreement) with 7D Surgical, Project Maple Leaf Acquisition ULC, an unlimited liability company incorporated under the laws of the Province of British Columbia and wholly owned subsidiary of the Company (Purchaser Sub), and Michael Cadotte and Joel Rose, as the 7D Surgical shareholders’ representatives.

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
Pursuant to the Arrangement Agreement and the Plan of Arrangement, the Company acquired 7D Surgical for a total purchase price consisting of $27.5 million in cash (subject to adjustments as provided for in the Arrangement Agreement for 7D Surgical closing cash, working capital and net indebtedness), 2,991,054 shares of the Company’s common stock (the Company Shares) and 1,298,648 Exchangeable Shares (as defined below). Pursuant to the Arrangement Agreement, Canadian-resident 7D Surgical shareholders could elect to receive, in lieu of their portion of the Company Shares, an equivalent number of Class B common shares of Purchaser Sub (the Exchangeable Shares), which are exchangeable on a 1:1 basis for shares of the Company’s common stock, subject to customary adjustments. The Company may require all outstanding Exchangeable Shares to be exchanged upon the occurrence of certain events and at any time following the fifth anniversary of the closing date of the Acquisition. While outstanding, holders of Exchangeable Shares will be entitled to receive dividends economically equivalent to the dividends declared by the Company with respect to its common stock, but will not be entitled to cast votes on matters for which holders of the Company’s common stock are entitled to vote.
The Company Shares and the Exchangeable Shares were issued in connection with the consummation of the Plan of Arrangement pursuant to the exemption from registration under the Securities Act of 1933, as amended (the Securities Act), provided by Section 3(a)(10) of the Securities Act based on the final order of the Ontario Superior Court of Justice issued in May 2021, approving the Plan of Arrangement following a hearing by the court upon the fairness of the terms and conditions on which all persons to whom it is proposed the securities will be issued had the right to appear. The Company agreed to register for resale all shares of Company common stock issuable in exchange for the Exchangeable Shares on a registration statement to be effective within ninety days of the closing date of the Acquisition.

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
$121,010

The Company incurred $2.0 million of transactions costs directly related to the acquisition that is reflected in general and administrative expenses in the condensed consolidated statements of operations.

The following table summarizes the preliminary fair values of assets acquired and liabilities assumed as of the date of acquisition:

Preliminary Fair Value
(In thousands)
Cash	$5,127
Other assets	6,569
Intangible assets	46,000
Goodwill	75,583
Deferred tax liability, net	(9,910)
Other liabilities	(2,359)
$121,010

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

The estimated fair values assigned to identifiable assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed. The Company believes that information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but the Company is waiting for additional information necessary to finalize those fair values. Therefore, the provisional measurements of fair value reflected are subject to change and such changes could be significant. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable, but no later than one year from the acquisition date.

The results of operations of 7D Surgical for the period from May 20, 2021 through September 30, 2021 are included in the Company's condensed consolidated financial statements as of September 30, 2021.

Pro Forma Financial Information

The following unaudited pro forma financial information summarizes the combined results of operations as though the companies were combined as of the beginning of 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)		(In thousands)
Total Revenue, net	$46,445	$45,240	$139,899	$114,001
Net Loss	$(17,627)	$(7,449)	$(39,838)	$(35,462)

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

4. DEBT AND INTEREST
Credit Agreement
In December 2015, the Company entered into a three-year credit facility with Wells Fargo Bank, National Association (as amended, the Credit Facility). The Credit Facility provides an asset-backed revolving line of credit of up to $30.0 million with a maturity date of July 27, 2021, which was subject to a one-time, one-year extension at the Company's election. In July 2021, the Company elected to extend the term of the Credit Facility such that the maturity date is now July 27, 2022. In addition, under the Credit Facility, at any time through July 27, 2021, the Company could have increased the $30.0 million borrowing limit by up to an additional $10.0 million, subject to the Company having sufficient amounts of eligible accounts receivable and inventory and to customary conditions precedent, including obtaining the commitment of lenders to provide such additional amount. The Company did not elect to increase the borrowing limit. In connection with entering into the Credit Facility, the Company was required to become a guarantor and to provide a security interest in substantially all its assets for the benefit of the counterparty.
There were no amounts outstanding under the Credit Facility at September 30, 2021 or December 31, 2020. In March 2021, the Company borrowed $20.0 million under the Credit Facility. As of March 31, 2021, the effective interest rate on the amounts borrowed was 4.50%. In April 2021, the Company repaid the entire $20.0 million of outstanding borrowings under the Credit

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Facility. At September 30, 2021, the Company had $24.4 million of current borrowing capacity under the Credit Facility before the requirement to maintain the minimum fixed charge coverage ratio as discussed below. Debt issuance costs and legal fees related to the Credit Facility totaling $0.6 million were recorded as a deferred asset and are being amortized ratably over the term of the arrangement.
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
The Credit Facility contains various customary affirmative and negative covenants, including prohibiting the Company from incurring indebtedness without the lender’s consent. The Credit Facility also includes a financial covenant that requires the Company to maintain a minimum fixed charge coverage ratio of 1.10 to 1.00 for the applicable measurement period, if the Company's Total Liquidity (as defined in the Credit Facility) is less than $5.0 million. The Company was in compliance with all applicable covenants at September 30, 2021.
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
Paycheck Protection Program
In April 2020, due to the economic uncertainty resulting from the impact of the COVID-19 pandemic on the Company's operations and to support its ongoing operations and retain all employees, the Company applied for a loan under the Paycheck Protection Program (PPP) of the Coronavirus Aid, Relief, and Economic Security Act (CARES Act). The Company received a loan in the original principal amount of $7.2 million. The Company subsequently repaid $1.0 million of the loan. Under the terms of the PPP, subject to specified limitations, the loan may be forgiven if the proceeds are used in accordance with the CARES Act. The Company used the loan proceeds for purposes consistent with the terms of the PPP and applied for forgiveness of the entire $6.2 million loan balance, which was granted in June 2021. The $6.2 million gain on the loan forgiveness is included in other income, net, in the condensed consolidated statement of operations. There are no amounts outstanding under the loan at September 30, 2021. The loan is subject to audit by the Small Business Association (SBA) for up to six years after the date of loan forgiveness. Should the SBA determine that the Company did not qualify for all or part of the loan, the Company would need to repay all or a part of the loan.
5. INVENTORIES
Inventories consisted of:

	September 30, 2021	December 31, 2020
	(In thousands)
Finished goods	$50,708	$37,689
Work in process	15,749	10,087
Raw materials	4,474	6,265
	$70,931	$54,041

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
Property, plant and equipment balances and corresponding useful lives were as follows:

	September 30, 2021	December 31, 2020	Useful Lives
	(In thousands)
Leasehold improvements	$6,503	$5,976	Shorter of lease term or useful life
Machinery and production equipment	10,466	9,577	3	-	10	years
Spinal instruments and sets	42,851	30,275	4	-	6	years
Information systems and hardware	8,123	7,554	3	-	7	years
Furniture and fixtures	1,697	1,640	3	-	5	years
Construction in progress	15,345	12,645
Total	84,985	67,667
Less accumulated depreciation and amortization	(41,898)	(36,245)
Property, plant and equipment, net	$43,087	$31,422
Depreciation and amortization expenses totaled $2.2 million and $1.7 million for the three months ended September 30, 2021 and 2020, respectively, and $5.5 million and $4.8 million for the nine months ended September 30, 2021 and 2020, respectively. The cost of purchased instruments used to replace damaged instruments in existing sets and recorded directly to instrument replacement expense totaled $1.0 million and $0.6 million for the three months ended September 30, 2021 and 2020, respectively, and $2.7 million and $1.6 million for the nine months ended September 30, 2021 and 2020, respectively.

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
The components of the Company’s identifiable intangible assets were:

	September 30, 2021
	Weighted Average Life	Cost	Accumulated Amortization	Net
	(Dollars in thousands)
Product technology	11 years	$73,942	$(31,934)	$42,008
Customer relationships	12 years	56,830	(48,449)	$8,381
Trademarks/brand names	—	300	(300)	$—
Other intangibles	10 years	$6,161	$(207)	$5,954
		$137,233	$(80,890)	$56,343

	December 31, 2020
	Weighted Average Life	Cost	Accumulated Amortization	Net
	(Dollars in thousands)
Product technology	12 years	$32,891	$(29,766)	$3,125
Customer relationships	12 years	56,830	(46,072)	10,758
Trademarks/brand names	—	300	(300)	—
		$90,021	$(76,138)	$13,883
Annual amortization expense (including amounts reported in cost of goods sold) is expected to be approximately $7.0 million in 2021, $8.8 million in 2022, $8.2 million in 2023, $6.2 million in 2024, and $4.9 million in 2025. For the three months ended September 30, 2021 and 2020, amortization expense totaled $2.2 million and $1.0 million, respectively, and included $1.3 million and $0.3 million, respectively, of amortization of product technology intangible assets that is presented within cost of goods sold. Amortization expense totaled $4.7 million and $3.2 million for the nine months ended September 30, 2021 and 2020, respectively, and included $2.2 million and $0.8 million for the nine months ended September 30, 2021 and 2020, respectively, of amortization of product technology intangible assets that is presented within cost of goods sold.

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
Equity Award Plans
In May 2015, the Company adopted the 2015 Incentive Award Plan, which was subsequently amended and restated with approval of the Company's stockholders. In February and March 2018, the Company's board of directors approved amendments to the plan that increased the share reserve by an aggregate of 2,726,000 shares over the then-existing share reserve thereunder, subject to stockholder approval. The Company's stockholders approved both amendments in May 2018. In April 2020, the Company's board of directors approved an amendment to the plan that, among other things, increased the share reserve by an aggregate of 3,500,000 shares over the then-existing share reserve thereunder, subject to stockholder approval. The Company's stockholders approved the amendment in June 2020 (the 2015 Incentive Award Plan, as amended and restated to date, the Restated Plan). Under the Restated Plan, the Company can grant its employees, non-employee directors and consultants incentive stock options and non-qualified stock options, restricted stock, performance stock, dividend equivalent rights, stock appreciation rights, stock payment awards and other incentive awards. The aggregate number of shares that may be issued or transferred pursuant to awards under the Restated Plan is the sum of (1) the number of shares issuable upon exercise or vesting of the equity awards issued by the Company's former parent company prior to the spin-off that were converted into the Company's equity awards under the Restated Plan as of the date of the spin-off and (2) 9,735,500 shares of the Company's common stock in respect of awards granted under the Restated Plan. As of September 30, 2021, 2,987,847 shares were available for issuance under the Restated Plan.
In June 2018, the Company established the 2018 Employment Inducement Incentive Award Plan (the 2018 Inducement Plan). The terms of the 2018 Inducement Plan are substantially similar to the terms of the Restated Plan with these principal exceptions: (1) incentive stock options may not be granted under the 2018 Inducement Plan; (2) there are no annual limits on awards that may be issued to an individual under the 2018 Inducement Plan; (3) awards granted under the 2018 Inducement Plan are not required to be subject to any minimum vesting period; and (4) awards may be granted under the 2018 Inducement Plan only to those individuals and in those circumstances described below. An aggregate of 2,000,000 shares are reserved under the 2018 Inducement Plan. As of September 30, 2021, 1,926,206 shares were available for issuance under the 2018 Inducement Plan. As a result of the approval of the amendment to the Restated Plan by the Company's stockholders in June 2020, no awards will be granted under the 2018 Inducement Plan in the future.
In August 2020, the Company adopted the 2020 Employment Inducement Incentive Award Plan (the 2020 Inducement Plan). The terms of the 2020 Inducement Plan are substantially similar to the terms of the Restated Plan with four principal exceptions: (1) incentive stock options may not be granted under the 2020 Inducement Plan; (2) there are no annual limits on

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
awards that may be issued to an individual under the 2020 Inducement Plan; (3) awards granted under the 2020 Inducement Plan are not required to be subject to any minimum vesting period; and (4) awards may be granted under the 2020 Inducement Plan only to those individuals and in those circumstances described below. An aggregate of 2,000,000 shares are reserved under the 2020 Inducement Plan. As of September 30, 2021, 1,315,157 shares were available for issuance under the 2020 Inducement Plan.
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
Forfeiture Rate Assumptions
Stock-based compensation expense related to all equity awards includes an estimate for forfeitures. The expected forfeiture rate of all equity-based compensation is based on historical experience of pre-vesting forfeitures on awards and options by each homogeneous group of shareowners. For awards and options granted to non-executive employees, the forfeiture rate is estimated to be 9% and 13% annually for the nine months ended September 30, 2021 and 2020, respectively. There is no forfeiture rate applied to awards or options granted to non-employee directors or executive employees because their pre-vesting forfeitures are anticipated to be highly unlikely. As individual awards and options become fully vested, stock-based compensation expense is adjusted to recognize actual forfeitures.
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
No restricted stock units were granted to non-employee directors during the three or nine months ended September 30, 2021 or 2020. There were 65,540 restricted stock awards granted to non-employee directors during the nine months ended September 30, 2021. No restricted stock awards were granted to non-employee directors during the three months ended September 30, 2021. During the three and nine months ended September 30, 2020, there were 4,894 and 77,414 restricted stock awards granted to non-employee directors, respectively.
During the three and nine months ended September 30, 2021, 10,600 and 409,385 restricted stock units were granted to employees, respectively. During the three and nine months ended September 30, 2020, 22,650 and 399,404 restricted stock units were granted to employees, respectively. No restricted stock awards were granted to employees during the three or nine months ended September 30, 2021 or 2020.
As of September 30, 2021, there was approximately $5.6 million of unrecognized compensation expense related to the unvested portions of restricted stock awards and restricted stock units. This expense is expected to be recognized over a weighted-average period of approximately 1.0 year.
Stock Options
Stock option grants to employees generally have a requisite service period of four to five years, and stock option grants to non-employee directors generally have a requisite service period of one year. Both are subject to graded vesting. The Company records stock-based compensation expense associated with stock options on an accelerated basis over the applicable vesting period within each grant and based on their fair value at the date of grant using the Black-Scholes-Merton option pricing model. There were 53,850 and 22,753 stock options granted during the three months ended September 30, 2021 and 2020, respectively, and 1,131,863 and 943,003 stock options granted during the nine months ended September 30, 2021 and 2020, respectively. The following weighted-average assumptions were used in the calculation of fair value for options granted during the period indicated.

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Expected dividend yield	—%	—%	—%	—%
Risk-free interest rate	0.6%	0.2%	0.6%	1.3%
Expected volatility	52.3%	52.6%	51.7%	46.4%
Expected term (in years)	4.3	3.8	4.9	4.9
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
As of September 30, 2021, there was approximately $6.9 million of unrecognized compensation expense related to unvested stock options. This expense is expected to be recognized over a weighted-average period of approximately 1.8 years.
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
Subject to stockholder approval, on and effective as of November 2, 2018, the Company's board of directors approved an amendment to the ESPP pursuant to which the share reserve under the ESPP would increase from 400,000 shares to 800,000 shares. The Company's stockholders approved that amendment in May 2019. In December 2020, the Company's board of directors approved the issuance of an additional 500,000 shares of common stock under the ESPP. The Company's stockholders approved that amendment in June 2021. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended (the IRC). The ESPP contains a restart feature, such that if the market price of the stock at the end of any six-month purchase period is lower than the market price at the original grant date of an offering period, that offering period will terminate after that purchase date, and a new two-year offering period will commence on the January 1 or July 1 immediately following the date the original offering period terminated. This restart feature was triggered on the purchase date that occurred on June 30, 2020, such that the offering period that commenced on January 1, 2020 was terminated, and a new two-year offering period commenced on July 1, 2020 and will end on June 30, 2022. The Company applied share-based payment modification accounting to the awards that were initially valued at the grant date to determine the amount of any incremental fair value associated with the modified awards. The impact to stock-based compensation expense for modifications during the nine months ended September 30, 2021 was immaterial.
During the nine months ended September 30, 2021 and 2020, there were 109,178 and 78,360 shares of common stock, respectively, purchased under the ESPP. The Company recognized $0.8 million and $0.7 million in expense related to the ESPP for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, 517,982 shares were available under the ESPP for future issuance.

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The Company estimates the fair value of shares issued to employees under the ESPP using the Black-Scholes-Merton option-pricing model. The following weighted average assumptions were used in the calculation of fair value of shares under the ESPP at the grant date for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Expected dividend yield	—%	—%	—%	—%
Risk-free interest rate	0.1%	0.2%	0.1%	0.7%
Expected volatility	58.9%	65.2%	40.7%	24.7%
Expected term (in years)	1.3	1.3	0.8	0.8
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
The Company’s lease portfolio only includes operating leases. As of September 30, 2021, the weighted average remaining lease term of these operating leases was 5.4 years and the weighted average discount rate was 6.5%. For the three and nine months ended September 30, 2021, lease expense, which represents expense from operating leases, was $0.7 million and $1.8 million, respectively.
A summary of the Company's remaining lease liabilities at September 30, 2021 are as follows:

Operating Leases
(In thousands)
2021	1,038
2022	2,353
2023	1,684
2024	1,467
2025	1,497
Thereafter	2,769
Total undiscounted value of lease liabilities	$10,808
Less: present value adjustment	(1,704)
Less: short-term leases not capitalized	(525)
Present value of lease liabilities	8,579
Less: current portion of lease liability	(2,240)
Operating lease liability, less current portion	$6,339

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. INCOME TAXES
The following table summarizes the Company’s effective tax rate for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Reported income tax expense rate	4.7%	(1.0)%	1.9%	(0.4)%
The Company recorded a benefit for income tax expense for the three and nine months ended September 30, 2021 primarily related to the acquisition of 7D Surgical. The Company recorded a provision for income taxes for the three and nine months ended 2020 primarily related to federal, foreign and state operations.
In addition, for all periods presented, the pretax losses incurred by the consolidated U.S. tax group received no corresponding tax benefit because the Company concluded that it is more-likely-than-not that the Company will be unable to realize the full value of any resulting deferred tax assets. The Company will continue to assess its position in future periods to determine if it is appropriate to reduce a portion of its valuation allowance in the future.
The acquisition of 7D Surgical was a treated as an asset purchase for US tax purposes and a stock purchase for Canadian tax purposes. As such, the Company recorded deferred tax assets and liabilities on its Canadian tax attributes. The Company is able to use its deferred tax liabilities as a source of income against a portion of its deferred tax assets. A valuation allowance was recorded for the portion of the deferred tax assets that is more-likely-than-not that the Company will be unable to realize.
On March 27, 2020, Congress enacted the CARES Act to provide certain relief as a result of the COVID-19 pandemic. The CARES Act, among other things, includes provisions relating to net operating loss carryback periods, alternative minimum tax credit refunds, and modification to the net interest deduction limitations. The CARES Act did not have a material impact on the Company's consolidated financial statements for the three or nine months ended September 30, 2021 or 2020.

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
The following table disaggregates revenue by major sales channel for each of the periods presented (in thousands):

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
	United States	International	Total	United States	International	Total
Orthobiologics	$20,145	$2,083	$22,228	$60,389	$6,898	$67,287
Spinal Implants and Enabling Technologies	21,082	3,135	24,217	60,877	7,698	68,575
Total revenue, net	$41,227	$5,218	$46,445	$121,266	$14,596	$135,862

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
	United States	International	Total	United States	International	Total
Orthobiologics	$19,896	$1,711	$21,607	$49,922	$5,161	$55,083
Spinal Implants and Enabling Technologies	19,178	2,424	21,602	46,844	5,982	52,826
Total revenue, net	$39,074	$4,135	$43,209	$96,766	$11,143	$107,909

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
Our U.S. sales organization consists primarily of regional and territory managers who oversee a broad network of independent sales agents. We pay these sales agents commissions based on the sales of our products. Our international sales organization consists of a sales management team that oversees a network of independent stocking distributors that purchase products directly from us and independently sell them. For the three months ended September 30, 2021 and 2020, international sales accounted for approximately 11% and 10% of our revenue, respectively, and 11% and 10% for the nine months ended September 30, 2021 and 2020, respectively. Our policy is not to sell our products through or to participate in physician-owned distributorships.
Acquisitions
In May 2021, we completed the acquisition of 7D Surgical, Inc., a privately-held, Toronto-based company, in a cash and stock deal, subject to customary adjustments.

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

Restructuring of our European Sales and Marketing Organization

During the third quarter of 2021, we decided to cease in-person sales and marketing operations in France. This will result in the closing of our office located in Lyon, France, and the elimination of all employment positions at that location. Transition plans began in September 2021, and we expect our in-person operations in France to cease in the first quarter of 2022. The decision to cease in-person operations in France was made to reduce operating expenses, to centralize the management of our European operations in our headquarters located in Carlsbad, California, and to further leverage our existing partnerships to centralize our logistics.

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
Revenue related to capital equipment, tools and software is recognized upon acceptance by the customer. Revenue from training and installation is recognized upon completion of the training and installation process. Revenue from service contracts is recognized over the term of the contract.
Under certain contracts, the transfer of capital equipment occurs over time as the customer's purchase commitments on other spinal implant and orthobiologics products are met. We allocate the transaction price to the multiple performance obligations under these contracts related to the sale of the products (recognized either upon the shipment or delivery of goods), the lease of capital equipment (recognized over the contract period), and the sale of capital equipment (recognized once the purchase commitments are met).
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
Intangible Amortization
Our intangible amortization, including the amounts reported in cost of goods sold, consists of acquisition-related amortization. We expect total annual amortization expense (including amounts reported in cost of goods sold) to be approximately $7.0 million in 2021, $8.8 million in 2022, $8.2 million in 2023, $6.2 million in 2024 and $4.9 million in 2025. See “RESULTS OF OPERATIONS-Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020-Impairment of Intangible Assets,” below.
COVID-19 Pandemic - Impact on our Business
The COVID-19 pandemic has presented a substantial public health and economic challenge around the world and has materially and adversely affected our business. From late March 2020 to mid-May 2020, among other impacts on our business related to the pandemic, surgeons and their patients deferred surgical procedures in which our products otherwise could have been used. This decrease in demand for our products temporarily recovered to varying degrees beginning in the latter half of May 2020 as conditions improved in certain geographies, allowing patients to resume receiving their treatments. However, from late November 2020 to mid-February 2021, a significant and sustained increase in COVID-19 cases and hospitalization rates once again caused the deferral of surgical procedures in which our products otherwise could have been used. Additionally, in the third quarter of 2021, hospitalization rates in many geographies increased as a result of the spread of the Delta variant. This, along with hospital support staffing shortages in certain geographies, adversely impacted elective surgical procedures and slowed the partial recovery we had been experiencing. We expect to see continued volatility in the demand for our products throughout 2021 and thereafter as geographies respond to local conditions. We will continue to closely monitor developments related to the pandemic and our decisions will continue to be driven by the health and well-being of our employees, our distributor and surgeon customers, and their patients while maintaining operations to support our customers and their patients in the near-term. At this time, the full extent of the impact of the pandemic on our business, financial condition and results of operations is uncertain and cannot be predicted with reasonable accuracy and will depend on future developments that are also uncertain and cannot be predicted with reasonable accuracy. The effect of the pandemic will not be fully reflected in our results of operations and overall financial performance until future periods. For additional information on the various risks posed by the pandemic on our business, financial condition and results of operations, please see "Item 1A. Risk Factors" in Part II of this report.

RESULTS OF OPERATIONS

	Three Months Ended September 30,		2021 vs. 2020	Nine Months Ended September 30,		2021 vs. 2020
(In thousands, except percentages)	2021	2020	% Change	2021	2020	% Change
Total revenue, net	$46,445	$43,209	7%	$135,862	$107,909	26%
Cost of goods sold	18,289	14,074	30%	51,137	39,545	29%
Gross profit	28,156	29,135	(3)%	84,725	68,364	24%
Gross margin	60.6%	67.4%		62.4%	63.4%
Operating expenses:
Selling and marketing	27,578	22,163	24%	76,413	59,652	28%
General and administrative	11,642	8,908	31%	32,055	26,307	22%
Research and development	6,262	3,917	60%	15,618	11,786	33%
Intangible amortization	942	793	19%	2,577	2,377	8%
Impairment of intangible assets	—	—	—%	—	1,325	(100)%
Total operating expenses	46,424	35,781	30%	126,663	101,447	25%
Operating loss	(18,268)	(6,646)	175%	(41,938)	(33,083)	27%
Other (expense) income, net	(231)	136	(270)%	5,689	377	NM
Loss before income taxes	(18,499)	(6,510)	184%	(36,249)	(32,706)	11%
(Benefit) provision for income taxes	(872)	64	NM	(689)	132	NM
Net loss	$(17,627)	$(6,574)	168%	$(35,560)	$(32,838)	8%
__________
NM: not meaningful

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020
Revenue
Total revenue, net for the three months ended September 30, 2021, was $46.4 million, an increase of 7% compared to the same period in 2020.

	Three Months Ended September 30,		2021 vs. 2020
	2021	2020	% Change
	(In thousands)
Orthobiologics	$22,228	$21,607	3%
United States	20,145	19,896	1%
International	2,083	1,711	22%

Spinal Implants and Enabling Technologies	$24,217	$21,602	12%
United States	21,082	19,178	10%
International	3,135	2,424	29%

Total revenue, net	$46,445	$43,209	7%

	Three Months Ended September 30,		2021 vs. 2020
	2021	2020	% Change
	(In thousands)
United States	$41,227	$39,074	6%
International	5,218	4,135	26%
Total revenue, net	$46,445	$43,209	7%
Revenue from orthobiologics sales totaled $22.2 million for the three months ended September 30, 2021, an increase of $0.6 million or 3%, from the same period in 2020. Revenue from orthobiologics sales in the United States increased $0.2 million to $20.1 million for the three months ended September 30, 2021 compared to the same period in 2020. During the three months ended September 30, 2021, sales of new and recently launched products increased to 43% of U.S. orthobiologics revenue. Revenue from orthobiologics sales internationally, which can be volatile from quarter to quarter because of irregular ordering patterns from our stocking distributors, increased $0.4 million for the three months ended September 30, 2021 compared to the same period in 2020.

Revenue from spinal implants and enabling technology sales was $24.2 million for the three months ended September 30, 2021, an increase of $2.6 million or 12%, from the same period in 2020. Revenue from spinal implants and enabling technology sales in the United States increased $1.9 million to $21.1 million for the three months ended September 30, 2021 compared to the same period in 2020 and included $1.5 million of capital sales from recently acquired 7D Surgical. Revenue from spinal implants and enabling technology sales internationally increased $0.7 million for the three months ended September 30, 2021 as compared to the same period in 2020 and included $0.6 million of capital sales from recently acquired 7D Surgical. The remaining revenue growth in the current year period was driven by recently launched products, predominantly those products that were alpha or fully launched in 2020 and 2021.
Cost of Goods Sold and Gross Margin
Cost of goods sold increased $4.2 million, to $18.3 million for the three months ended September 30, 2021, compared to the same period in 2020. Gross margin was 60.6% for the three months ended September 30, 2021 and 67.4% for the same period in 2020. The decrease in gross margin was primarily due to $1.0 million of technology-related intangible asset amortization and $0.4 million of inventory purchase accounting fair market value adjustments associated with the 7D Surgical acquisition, plus higher excess and obsolete inventory charges recorded in the third quarter of 2021 in connection with the full commercial launches and additional set deployments of numerous spinal implant systems in 2021.
Cost of goods sold included $1.3 million and $0.3 million of amortization for product technology intangible assets for the three months ended September 30, 2021 and 2020, respectively.

Selling and Marketing
Selling and marketing expenses increased $5.4 million to $27.6 million for the three months ended September 30, 2021 compared to the same period in 2020. The increase was driven primarily by our 7D Surgical sales and marketing costs, higher distributor commissions, higher tradeshow and travel costs due to cancellations in the prior year period, as well as higher selling, customer service, and supply chain headcount and related expenses.
General and Administrative
General and administrative expenses increased $2.7 million to $11.6 million for the three months ended September 30, 2021, primarily due to $1.7 million of severance and other costs related to the restructuring of our European sales and marketing organization, as well as legal and other fees incurred related to our acquisition of 7D Surgical.
Research and Development
Research and Development expenses increased $2.3 million to $6.3 million, or 13% of revenue, for the three months ended September 30, 2021 compared to the same period in 2020 due to 7D Surgical research and development costs, a pre-technologically feasible patent purchase and higher headcount and related expenses.
Intangible Amortization
Intangible amortization expense, excluding the amounts reported in cost of goods sold for product technology intangible assets was $0.9 million and $0.8 million for the three months ended September 30, 2021 and 2020, respectively.
Income Taxes

	Three Months Ended September 30,
	2021	2020
	(In thousands)
Loss before income taxes	$(18,499)	$(6,510)
(Benefit) provision for income taxes	(872)	64
Effective tax rate	4.7%	(1.0)%
We reported an income tax benefit for the three months ended September 30, 2021 primarily related to the acquisition of 7D Surgical. We reported an income tax expense for the three months ended September 2020 primarily related to federal, foreign and state operations.
In addition, for any pretax losses incurred by the consolidated U.S. tax group, we recorded no corresponding tax benefit because we have concluded that it is more-likely-than-not that we will be unable to realize the full value of any resulting deferred tax assets. We will continue to assess our position in future periods to determine if it is appropriate to reduce a portion of our valuation allowance in the future.
The acquisition of 7D Surgical was a treated as an asset purchase for US tax purposes and a stock purchase for Canadian tax purposes. As such, the Company recorded deferred tax assets and liabilities on its Canadian tax attributes. The Company is able to use its deferred tax liabilities as a source of income against a portion of its deferred tax assets. A valuation allowance was recorded for the portion of the deferred tax assets that is more-likely-than-not that the Company will be unable to realize. A net tax benefit of $0.9 million was recorded as a result of the 7D Surgical current year losses. This was offset by expenses recorded for indefinite lived intangibles, current foreign and state taxes and prior year state tax true-ups.
In March 2020, Congress enacted the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) to provide certain relief as a result of the COVID-19 pandemic. The CARES Act, among other things, includes provisions relating to net operating loss carryback periods, alternative minimum tax credit refunds, and modification to the net interest deduction limitations. The CARES Act did not have a material impact on our consolidated financial statements for the three months ended September 30, 2021.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
Revenue
Total revenue, net for the nine months ended September 30, 2021 was $135.9 million, an increase of 26% compared to the same period in 2020.

	Nine Months Ended September 30,		2021 vs. 2020
	2021	2020	% Change
	(In thousands)
Orthobiologics	$67,287	$55,083	22%
United States	60,389	49,922	21%
International	6,898	5,161	34%

Spinal Implants and Enabling Technologies	$68,575	$52,826	30%
United States	60,877	46,844	30%
International	7,698	5,982	29%

Total revenue, net	$135,862	$107,909	26%

	Nine Months Ended September 30,		2021 vs. 2020
	2021	2020	% Change
	(In thousands)
United States	$121,266	$96,766	25%
International	14,596	11,143	31%
Total revenue, net	$135,862	$107,909	26%

Revenue from orthobiologics sales totaled $67.3 million for the nine months ended September 30, 2021, an increase of $12.2 million, from the same period in 2020. Revenue from orthobiologics sales in the United States increased $10.5 million for the nine months ended September 30, 2021 compared to the same period in 2020. Revenue from orthobiologics sales internationally increased $1.7 million for the nine months ended September 30, 2021 compared to the same period in 2020. In all geographies, revenue in the prior year period was adversely impacted due to declines in the volume of surgeries performed due to the effects of the COVID-19 pandemic. Additionally, the revenue growth in the current year period was driven primarily by higher sales of our fibers-based demineralized bone matrix (DBM) products.
Revenue from spinal implants and enabling technology sales totaled $68.6 million for the nine months ended September 30, 2021, an increase of $15.7 million, from the same period in 2020. Revenue from spinal implants and enabling technology sales in the United States increased $14.0 million for the nine months ended September 30, 2021 compared to the same period in 2020, and included $2.1 million of capital sales from recently acquired 7D Surgical. Revenue from spinal implants and enabling technology sales internationally increased $1.7 million for the nine months ended September 30, 2021 compared to the same period in 2020, and included $0.6 million of capital sales from recently acquired 7D Surgical. In all geographies, revenue in the prior year period was adversely impacted due to declines in the volume of surgeries performed due to the effects of the COVID-19 pandemic. Additionally, the revenue growth in the current year period was driven by new and recently launched products, predominantly those products that were alpha or fully launched in 2020 and 2021.
Cost of Goods Sold and Gross Margin
Cost of goods sold increased $11.6 million to $51.1 million for the nine months ended September 30, 2021, compared to the same period in 2020. Gross margin was 62.4% for the nine months ended September 30, 2021, compared to 63.4% for the same period in 2020. The decrease in gross margin was due to the $1.3 million of technology-related intangible asset amortization and $0.4 million of inventory purchase accounting fair market value adjustments associated with the 7D Surgical acquisition, and increases in excess and obsolete inventory provisions, all of which were partially offset by idle plant costs recorded in the second quarter of 2020 associated with the nearly two-month shutdown of orthobiologics manufacturing operations at our Irvine facility due to the effects of the pandemic.

Cost of goods sold included $2.2 million and $0.8 million of amortization for product technology intangible assets, for the nine months ended September 30, 2021 and 2020, respectively.
Selling and Marketing
Selling and marketing expenses increased $16.8 million to $76.4 million for the nine months ended September 30, 2021 compared to the same period in 2020. The increase was driven by higher commissions due to the revenue increase, our 7D Surgical sales and marketing costs, higher sales, marketing, customer service and logistics headcount and related expenses, additional spinal instrument set depreciation and instrument replacement expense due to product launches, and higher freight and third-party logistics expenses.
General and Administrative
General and administrative expenses increased $5.7 million to $32.1 million for the nine months ended September 30, 2021 compared to the same period in 2020, mostly due to costs related to the restructuring of our European sales and marketing organization, legal and other fees incurred related to our acquisition of 7D Surgical as well as higher general and administrative headcount.
Research and Development
Research and development expenses increased $3.8 million to $15.6 million, or 11% of revenue, for the nine months ended September 30, 2021 compared to the same period in 2020. The increase was due to 7D Surgical research and development costs, a pre-technologically feasible patent purchase and higher R&D headcount and related expenses.
Intangible Amortization
Intangible amortization expense, excluding the amounts reported in cost of goods sold for product technology intangible assets, was $2.6 million and $2.4 million for the nine months ended September 30, 2021 and 2020.
Impairment of Intangible Assets
There was no impairment of intangible assets during the nine months ended September 30, 2021, compared to the previously discussed $1.3 million impairment charge recorded on the acquired NLT product technologies for the same period in 2020.
Income Taxes

	Nine Months Ended September 30,
	2021	2020
	(In thousands)
Loss before income taxes	$(36,249)	$(32,706)
(Benefit) provision for income taxes	(689)	132
Effective tax rate	1.9%	(0.4)%
We recorded a benefit for income tax expense for the nine months ended September 30, 2021 primarily related to the acquisition of 7D Surgical. We reported income tax expense for the nine months ended September 30, 2020 primarily related to federal, foreign and state operations. See “-Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020-Income Taxes,” above, for information related to the acquisition of 7D Surgical and the effect of the CARES Act on our taxes.
Other Income
Other income for the nine months ended September 30, 2021 primarily consisted of the gain on the forgiveness of debt related to the loan we obtained under the PPP.
Business Factors Affecting the Results of Operations
Special Charges and Gains
We define special charges and gains as expenses or non-operating gains and losses for which the amount or timing can vary significantly from period to period, and for which the amounts are non-cash in nature, or the amounts are not expected to recur at the same magnitude.

We believe that identification of these special charges and gains provides important supplemental information to investors regarding financial and business trends relating to our financial condition and results of operations. Investors may find this information useful in assessing comparability of our operating performance from period to period, against the business model objectives that management has established, and against other companies in our industry. We provide this information to investors so that they can analyze our operating and financial results in the same way that management does and use this information in their assessment of our core business and valuation.
Loss before income taxes includes the following special charges and gains for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Special Charges and (Gains):	(In thousands)
Severance and other costs associated with European sales and marketing reorganization	$1,665	$—	$1,665	$—
Purchase accounting inventory fair market value	417	—	417	—
Idle manufacturing plant costs	—	—	—	974
Impairment of intangible assets(1)	—	—	—	1,325
Acquisition and integration-related charges for 7D Surgical	200	—	1,995	—
Gain on forgiveness of PPP Loan	—	—	(6,173)	—
Total Special Charges and (Gains), net	$2,282	$—	$(2,096)	$2,299
(1) Relates to the impairment of acquired NLT product technology intangible assets.
The items reported above are reflected in the consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Cost of good sold	$417	$—	$417	$974
Impairment of intangible assets	$—	$—	$—	$1,325
General and administrative	1,865	—	3,660	—
Other (expense) income, net	—	—	(6,173)	—
Total Special Charges and (Gains), net	$2,282	$—	$(2,096)	$2,299

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

Liquidity and Capital Resources
Overview, Capital Resources, and Capital Requirements
As of September 30, 2021, we had cash and cash equivalents and investments totaling approximately $102.4 million, and $24.4 million of current borrowing capacity was available under our credit facility. We believe that our cash and cash equivalents, and the amount currently available to us under our credit facility, will be sufficient to fund our operations and meet our contractual obligations for at least the next twelve months.
Credit Facility
We have a $30.0 million credit facility with Wells Fargo Bank, National Association which matures in July 2022. At September 30, 2021, we had no outstanding borrowings under the credit facility. The borrowing capacity under the credit facility is determined monthly and is based on the amount of our eligible accounts receivable and inventory balances and qualified cash (as defined in the credit facility). Depending on the extent to which our eligible accounts receivable and inventory balances increase, our borrowing capacity could increase by as much as an additional $2.1 million from the $24.4 million available as of September 30, 2021 before we are required to maintain the minimum fixed charge coverage ratio as discussed below. The credit facility contains various customary affirmative and negative covenants, including prohibiting us from incurring indebtedness without the lender’s consent. Under the terms of the credit facility, if our Total Liquidity (as defined in the credit facility) is less than $5.0 million, we are required to maintain a minimum fixed charge coverage ratio of 1.10 to 1.00 for the applicable measurement period. Our Total Liquidity was $123.2 million at September 30, 2021, and therefore that financial covenant was not applicable at that time.

Underwritten Offerings
In January 2020, we sold 7,820,000 shares of our common stock, resulting in proceeds of approximately $91.6 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by us.
In April 2021, we sold 5,175,000 shares of common stock, resulting in net proceeds of approximately $94.5 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by us.
Cash and Cash Equivalents
We had cash and cash equivalents totaling approximately $102.4 million and $76.8 million at September 30, 2021 and December 31, 2020, respectively.
Cash Flows

	Nine Months Ended September 30,		2021 vs. 2020
	2021	2020	% Change
	(In thousands)
Net cash used in operating activities	$(22,377)	$(14,032)	59%
Net cash used in investing activities	(46,386)	(25,428)	82%
Net cash provided by financing activities	94,684	97,388	(3)%
Effect of exchange rate changes on cash and cash equivalents	(301)	61	(593)%
Net change in cash and cash equivalents	$25,620	$57,989	(56)%
Net Cash Used in Operating Activities
Net cash used in operating activities for the nine months ended September 30, 2021 increased by $8.3 million compared to the same period in 2020 due to primarily to increases in inventory to support our product launches.
Net Cash Used in Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2021 increased by $21.0 million compared to the same period in 2020. The increase was primarily due to spending $28.3 million to acquire 7D Surgical, $10.0 million in maturities of short-term investments during the nine months ended September 30, 2020 compared to no such investments for the same period in 2021, and a $7.3 million increase in purchases of property and equipment during the nine months ended September 30, 2021 compared to the same period in 2020, partially offset by $25.0 million of investments in U.S. Treasury Bills during the nine months ended September 30, 2020 compared to no such investments for the same period in 2021.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $94.7 million for the nine months ended September 30, 2021. Cash provided by financing activities in 2021 was comprised primarily of net proceeds of approximately $94.5 million from our April 2021 public offering, $20.0 million of borrowings from the credit facility, $2.0 million of proceeds from the exercise of stock options and $1.0 million proceeds from the issuance of common stock under our ESPP, partially offset by $20.0 million in repayments of borrowings from the credit facility and $2.8 million of cash used for tax payments we made on our employees' behalf for shares we withheld from such employees on the vesting of restricted stock awards to cover statutory tax withholding requirements. Net cash provided by financing activities was $97.4 million for the nine months ended September 30, 2020. It was comprised primarily of net proceeds of approximately $91.6 million from our January 2020 public offering, $6.2 million of net proceeds from the loan we obtained under the Paycheck Protection Program, $0.7 million of proceeds from the issuance of common stock under our ESPP, and $1.1 million of proceeds from the exercise of stock options, partially offset by $2.1 million of cash for tax payments we made on our employees' behalf for shares we withheld from such employees on the vesting of restricted stock awards to cover statutory tax withholding requirements.
Off-Balance Sheet Arrangements
There were no off-balance sheet arrangements as of September 30, 2021 that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our business.

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
ITEM 1A. RISK FACTORS
See "Item 1A. Risk Factors" in Part I of the 2020 10-K for a detailed discussion of the risks we face. The risk factors described in the 2020 10-K have not materially changed, except as set forth below.
Our business, financial condition and results of operations will continue to be materially and adversely impacted in the near-term, and could be materially and adversely impacted in the long-term, by the COVID-19 pandemic.

The COVID-19 pandemic materially and adversely impacted our business and we expect the impact to continue through at least the duration of the pandemic as regions respond to local conditions. To date, the impacts include: the cancellation or postponement of procedures in which our products otherwise could be used; personnel and other resource shortages at hospitals and other centers at which spine surgery procedures in which our products otherwise could be used; disruptions or restrictions on the ability of many of our employees and of third parties on which we rely to work effectively, including because of adherence to governmental orders or recommendations or to internal policies intended to reduce the spread of COVID-19; and temporary closures of our facilities and of the facilities of our customers and suppliers. For example, throughout the third quarter of 2021, and most acutely starting in August, spine surgery procedure volumes have been negatively impacted in many areas of the United States, including in Florida and Texas, where SeaSpine derives a meaningful portion of its revenue, due to cancellations and/or postponements of procedures as a result of the increased cases and transmissibility of COVID-19 and because hospitals and other surgical centers were experiencing staffing shortages. As jurisdictions throughout the world continue to deal with and respond to the pandemic, the degree of the impact of the pandemic may increase in scope or magnitude or we may experience additional material adverse impacts in one or more regions. Any other variant of the virus that causes COVID-19 that causes more infections, spreads faster or causes more severe illness than current or previous variants, other outbreaks of contagious diseases or other adverse public health developments in countries where we operate or where our customers or suppliers are located could also have a material and adverse effect on our business, financial condition and results of operations.

Because of the pandemic, surgeons and their patients were required, and in certain regions continue to be required, or are choosing, particularly in areas with a high or increasing number of cases of COVID-19, to cancel or postpone procedures in which our products otherwise could be used, and many facilities that specialize in the procedures in which our products otherwise could be used temporarily closed or continue to be temporarily closed or operating at reduced hours or are experiencing personnel and other resource constraints and shortages. In addition, even after the pandemic subsides and/or governmental orders no longer prohibit or recommend against performing such procedures, patients may continue to defer such procedures out of concern of being exposed to COVID-19 or for other reasons. Deferrals of elective surgeries could result in delayed product launches if it takes longer than anticipated to collect feedback following an alpha launch. Further, facilities at which our products typically are used may not reopen or, even if they reopen, patients may elect to have procedures performed at facilities that are, or are perceived to be, lower-risk, such as ambulatory surgery centers, and our products may not be approved at such facilities, and we may be unable to have our products approved for use at such facilities on a timely basis, or at all.

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

Workforce shortages and limitations and travel restrictions resulting from the impacts of COVID-19, including actions taken to contain the spread of COVID-19, have and will continue to adversely affect almost every aspect of our business. As noted above, spine surgery procedure volumes have recently been negatively impacted in many areas of the United States, including in states where we derive a meaningful portion of our revenue, because of hospitals and other surgical centers experiencing staffing shortages. If a significant percentage of the workforce of third parties on which we rely cannot work or cannot dedicate their time and resources to our business matters, including because of personnel and other resource constraints and shortages, illness, or travel, government or internal policies or restrictions, our operations and financial results may continue to be negatively impacted or the impact thereon may increase in scope or magnitude. Similarly, if a significant percentage of our workforce cannot work effectively due to the effects of the pandemic, our operations may be negatively affected. Because of government recommendations or orders, policies of third parties on which we rely, and social distancing recommendations or guidelines in many countries around the world, there is an increased reliance on working from home for the workforce of third parties on which we rely. It may also cause us not to timely submit required filings, including with the SEC, U.S. Food and Drug Administration (FDA), or other regulatory bodies, both in the U.S. and outside the U.S., any of which by itself may have a negative effect on our business, such as by making us ineligible to conduct an offering under a Form S-3 registration statement, which generally takes less time and is less expensive than other means, such as conducting an offering under a Form S-1 registration statement. In addition, changes impacting workforce function at the FDA and other regulatory bodies, as well as changes impacting workforce function at the facilities at which we seek to have new products approved for use, could adversely impact the timing of when our new products are cleared for marketing and approved for use, either of which could adversely impact the timing of our ability to sell these new products and could have a material and adverse effect on our revenue growth. Conversely, we may face several challenges or disruptions upon a return to the workplace if and when the pandemic subsides, including re-integration challenges by our employees and distractions to management related to such transition.

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

The full extent to which the pandemic will, directly or indirectly, impact our business, results of operations and financial condition, including our sales, expenses, supply chain integrity, manufacturing capability, research and development activities, and employee-related compensation, is highly uncertain and cannot be predicted with reasonable accuracy at this time and will depend on future developments that are also highly uncertain and cannot be predicted with reasonable accuracy at this time, including, without limitation: (a) new information that may emerge concerning COVID-19, its contagiousness and/or virulence; (b) new variants of the virus that causes COVID-19 that cause more infections, spread faster or cause more severe illness than current or previous variants; (c) resurgences in COVID-19 transmission and infection following the easing or lifting of “stay-at-home” or other restrictions or following resumption of surgical procedures, whether as a result thereof, as a result of reinfection, as a result of a delay in the emergence of symptoms following infection (or reinfection) by COVID-19, or as a result of its ability to lay dormant following infection (or reinfection), and the adverse impact the foregoing may have on our business and financial condition, including because of the adverse impact on patients’ willingness to undergo procedures in which our products could be used; (d) actions required or recommended to contain or treat COVID-19, in light of any or all of the foregoing or other as-yet unanticipated developments, whether related to COVID-19 directly or indirectly; and (e) the direct and indirect economic impact, both domestically and abroad, of COVID-19 as a result of any or all of the foregoing, including actions taken by local, state, national and international governmental agencies, whether such impact affects customers, suppliers, or markets generally.

The pandemic also heightens the risks in certain of the other risk factors we face described in the 2020 10-K.

The acquisition of 7D Surgical may present many risks and we may not realize the strategic and financial goals that were contemplated at the time we entered into the arrangement agreement to acquire 7D Surgical in March 2021.

We acquired 7D Surgical in May 2021. Certain risks we may face in connection with the integration of 7D Surgical include:

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
•The acquisition may not further our business strategy as we expect, we may not successfully integrate 7D Surgical as planned, there could be unanticipated adverse impacts on our or 7D Surgical’s business, and/or we may otherwise not realize the expected return on our investment, which could potentially cause impairment to assets that we record as a part of the acquisition, including intangible assets and goodwill.
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
•We may have failed to identify or assess the magnitude of certain liabilities, shortcomings or other circumstances prior to acquiring 7D Surgical, which could result in unexpected litigation or regulatory exposure, unfavorable accounting treatment, a diversion of management’s attention and resources, and other adverse effects on our business, financial condition, and operating results.

The occurrence of any of these risks could have a material adverse effect on our business, financial condition, and operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
During the third quarter of 2021, we did not issue any securities that were not registered under the Securities Act of 1933, as amended (the Securities Act).
Purchases of Equity Securities by the Issuer
The table below is a summary of purchases of our common stock we made during the quarter covered by this report. Other than as indicated in the table below, no such purchases were made in any other month during the quarter. We do not have any publicly announced repurchase plans or programs.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs

July 1 - July 31	8,714	$20.21	—	—
August 1 - August 31	1,758	$17.92	—	—
September 1 - September 30	1,796	$17.13	—	—

(1)	These shares were surrendered to the Company to satisfy tax withholdings obligations in connection with the vesting of restricted stock awards.
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

† The financial information of SeaSpine Holdings Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 filed on November 3, 2021 formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Loss, (iii) the Condensed Consolidated Balance Sheets, (iv) Parenthetical Data to the Condensed Consolidated Balance Sheets, (v) the Condensed Consolidated Statements of Cash Flows, (vi) the Condensed Consolidated Statements of Equity, and (vii) Notes to Unaudited Condensed Consolidated Financial Statements, is furnished electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEASPINE HOLDINGS CORPORATION

Date:	November 3, 2021	/s/ Keith C. Valentine
Keith C. Valentine
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 3, 2021	/s/ John J. Bostjancic
John J. Bostjancic
Chief Financial Officer
(Principal Financial Officer)