Form 10-K
period 2021-12-31
SeaSpine Holdings Corp
filed 2022-03-15
CIK 1637761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2021), the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $603,380,737 based upon the closing sales price of the registrant’s common stock on The Nasdaq Global Select Market on such date. The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of March 7, 2022 was 36,791,003.

DOCUMENTS INCORPORATED BY REFERENCE:
Certain portions of the registrant’s definitive proxy statement relating to its 2022 Annual Meeting of Stockholders (scheduled for June 2, 2022) are incorporated by reference in Part III of this report.

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
ITEM 1. BUSINESS
Overview
We are a global medical technology company focused on the design, development and commercialization of surgical solutions for the treatment of patients suffering from spinal disorders. We have a comprehensive portfolio of orthobiologics and spinal implant solutions, as well as a surgical navigation system, to meet the varying combinations of products that neurosurgeons and orthopedic spine surgeons need to perform fusion procedures in the lumbar, thoracic and cervical spine. We believe this broad combined portfolio is essential to meet the “complete solution” requirements of these surgeons. We report revenue in two product categories: (i) orthobiologics and (ii) spinal implants and enabling technologies. Our orthobiologics products consist of a broad range of advanced and traditional bone graft substitutes designed to improve bone fusion rates following a wide range of orthopedic surgeries, including spine, hip, and extremities procedures. Our spinal implants and enabling technologies portfolio consists of an extensive line of products and image-guided surgical solutions to facilitate spinal fusion in degenerative, minimally invasive surgery (MIS), and complex spinal deformity procedures. Expertise in orthobiologic sciences and spinal implants, software and advanced optics product development allows SeaSpine to offer surgeon customers a differentiated portfolio and a complete solution to meet their patients' fusion requirements. We currently market our products in the United States and in approximately 30 countries worldwide.
SeaSpine was incorporated in Delaware on February 12, 2015. Our corporate offices are at 5770 Armada Drive, Carlsbad, California.
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
Our Competitive Strengths
We are dedicated to providing a comprehensive portfolio of innovative, procedurally focused products designed to work together to drive fusion. The latest advancements in bone biology and materials science guide the development of in-house manufactured advanced orthobiologics and proprietary spinal implant technology engineered to address the many nuances of spinal pathology. The integration of our products with our proprietary machine vision FLASHTM surgical navigation system has produced market leading surgical workflows, while greatly reducing harmful radiation to all stakeholders and individuals involved in surgical procedures. Our products can be tailored to meet individual patient needs, delivering both clinical and economic value to patients, surgeons, and hospital systems. Our executive management team has extensive experience in the spine and medical technology industries. We believe that our management team, combined with the following competitive strengths, will enable us to continue to grow our revenue and increase our presence in the markets we serve.
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
•We are investing in various studies to differentiate our products with science and data. Most notably, we sponsored a study comparing two leading Cellular Bone Grafts with our Strand Plus demineralized bone fibers that was published in 2020 in the Journal of Bone and Joint Surgery (JBJS). The study concluded that the cells in cellular bone matrix (CBM) products did not improve fusion or bone formation. The study also demonstrated that SeaSpine’s demineralized bone matrix (DBM) product, OsteoStrand Plus, outperformed the tested CBM product. This study substantiates payor and provider pushback for cellular bone grafts, and, combined with the previously published pre-clinical study comparing the OsteoStrand DBM fibers to six leading competitive DBMs, provides strong scientific support for SeaSpine’s differentiated DBM offerings. We will continue to invest in preclinical and clinical data to evidence our products and their clinical value.
•A synergistic channel strategy for orthobiologics products. Our dual branding strategy allows our team to market orthobiologics products through independent sales agents who carry competitive spinal implant products. Specifically, we market our orthobiologics under the SeaSpine and IsoTis brands, which allows sales agents who sell spinal implant products competitive with ours to continue to represent our orthobiologics products. We believe this dual branding strategy allows us to penetrate a greater number of customer accounts than we would otherwise serve if we marketed our orthobiologics products under a single brand.
•The combination of these elements along with a strengthened distribution channel, has earned SeaSpine the #2 position in the US DBM market which is a critical factor for our continued access to IDN (independent distributor network) and GPO (group purchasing organization) networks.
Our Fusion Engineered™ Spinal Implant Systems are available with multiple material and surface technology options developed specifically to complement the strengths of our orthobiologics products. The modularity of these systems provides versatility while minimizing the amount of inventory required for each surgery.
•A range of innovative PEEK interbody devices that incorporate NanoMetalene with Reef TopographyTM, a proprietary titanium surface technology. We currently offer a wide range of sterile-packaged interbody devices that incorporate our proprietary NanoMetalene surface technology with Reef Topography. NanoMetalene is a surface technology for interbody implants that incorporates a sub-micron layer of commercially pure titanium bonded to a PEEK implant using a high-energy, low-temperature process called atomic fusion deposition. NanoMetalene is designed to provide a bone-friendly titanium surface on the entire surface of the implant while retaining the benefits associated with traditional PEEK implants, such as biocompatibility, a modulus of elasticity similar to bone, and excellent radiographic visibility for both Intra and post-operative imaging. Reef Topography incorporates machined macrostructures and undercut features that pre-clinical studies show improve early biomechanical stability. Reef is designed to act as an integrated fusion scaffolding that increases surface area for new bone to grow onto and into the interbody device. We have exclusive rights to NanoMetalene and Reef Topography technologies within the spine market.
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
•An expandable posterior interbody solution that offers both parallel and lordotic expansion options to fit both the patient’s need as well as surgeon preference. The Explorer™ TO system provides a low-profile design for insertion with expansion versatility achieving up to 16mm in height or up to 20 degrees of lordosis. The streamlined and intuitive instrumentation provides the ability to pack biologics through the implant into the disc space after expansion.
•Modular solutions across the portfolio intended maximize clinical versatility, while minimizing the complexity and increased inventory requirements of non-modular systems. One of our foundational systems that incorporates modular technology is our Mariner Posterior Fixation Platform. The Mariner System is designed to address a wide range of pathologies with an efficient set of instruments and modular implants. Surgeons use Mariner to accommodate conventional, as well as minimally invasive approaches to treat degenerative and complex spine pathologies with a minimum number of trays. This allows surgeons to effectively and efficiently use the most appropriate surgical techniques to address each unique patient condition.

Our FLASHTM Navigation Platform with 7D Technology has redefined image guided surgery, delivering a navigation platform with meaningful benefits in spine and cranial procedures. The speed, accuracy, efficiency, and intraoperative radiation-free safety profile of the FLASHTM Navigation System delivers significant economic value, while eliminating the long-standing frustrations and challenges of traditional image guided navigation systems.
•Near Instant and Optimized Workflow Efficiency. Proprietary 7D Machine-Vision Technology utilizes visible light to deliver a registration method in less than 30 seconds, providing a “navigation-on-demand” experience for the surgeon without altering or disrupting the surgical workflow. Studies have shown that registration time utilizing FLASHTM Navigation is reduced up to 95% compared to competitor navigation systems. The technology is also designed to optimize the experience for the surgeon by offering a completely surgeon-controlled platform.

•High Accuracy with Real-Time Navigation. The FLASHTM Navigation System provides real-time surgical navigation and informed decision making through a 3D image acquisition of nearly 1,000,000 data points. This registration method is designed to allow a surgeon to achieve segmental accuracy at every level regardless of patient positioning or intraoperative movement.
•Radiation-Free Intraoperative Navigation Technology. Visible light Machine-Vision Technology eliminates the need for intraoperative radiation used for registration typically required for navigation procedures. The FLASHTM Navigation System safety profile eliminates unnecessary radiation to the surgeon, staff, and patient and potentially reduces the harmful long-term side effects of radiation exposure.
•Comprehensive & Cost-Effective Navigation Solution. The FLASHTM Navigation System delivers a comprehensive and cost-effective mobile platform with a small footprint designed for use in multiple surgical specialties. The proprietary FLASHTM registration method also significantly reduces registration time from 30 minutes to less than 30 seconds, resulting in faster operative times. In addition, the intraoperative radiation-free technology eliminates the need for and reliance on harmful intraoperative radiation equipment and associated personnel.
Our Strategy
Our goal is to continue to scale our business in order to enhance our market position in orthobiologics and become a leader in the spinal implant and image guided surgery market. To achieve our goal, we are investing in these strategies:
•Research and development to bring new products and techniques to market. We have recently increased, and intend to continue to increase, our annual research and development spending as a percentage of revenue in an effort to drive higher revenue growth through new product sales. We plan to continue to invest resources and to work with our surgeon customers to understand their needs and develop new and next-generation orthobiologics, spinal implants and image guidance products designed to improve clinical outcomes. We employ dedicated orthobiologics engineers and scientists with expertise in material sciences, and biology and hardware engineers with expertise in product design and development. Our expanded team also has significant software expertise to provide surgeons with real-time clinically relevant feedback to assist with the surgical decision making process.
•Commercial infrastructure to further penetrate the U.S. markets in which we compete. We have recently increased, and intend to continue to increase, the quality, size, exclusivity and geographic breadth of our network of independent sales agents in the United States. To support these efforts, we are investing more in, and are developing comprehensive support for, sales agent and surgeon training and education programs. We have hands-on cadaveric training facilities in Carlsbad, California and Wayne, Pennsylvania where our team provides training for surgeons and sales agents. In addition, we plan to increase our presence within teaching institutions that provide spinal surgery fellowship programs to educate new surgeons on the use of our products. We believe these combined efforts will help surgeons become adept with our spinal implant products and techniques, thereby improving outcomes for their patients.
•Pre-clinical and post-market clinical study programs to generate data. We plan to invest in further development of our pre-clinical and clinical programs designed to generate peer-reviewed scientific evidence and a podium presence that we believe will support the performance of select orthobiologics and spinal implant solutions that may be compared to competing technologies. We believe that our NanoMetalene, Reef Topography and WaveFormTM technologies may have advantages over many existing implant materials and surface options, and that our fibers-based OsteoStrand® and OsteoStrand Plus tissue products are more efficacious and cost-effective than, higher cost cellular allografts bone grafts. We are also investing in additional clinical data for our machine vision FLASHTM navigation system to demonstrate the significant reduction in intraoperative radiation in the operating room with the additional benefit of greatly reducing surgical procedure times.
•Opportunities to enhance our product offering through strategic alliances and acquisitions. We currently market several products under distribution agreements and licenses with third-parties. We intend to continue to pursue alliances and acquisition opportunities that we believe will provide us with technologies to strengthen our market position and grow our business. For example, in September 2021, we entered into an exclusive distribution agreement with OrthoPediatrics Corp under which it will exclusively distribute the 7D Surgical FLASHTM system for pediatric applications.
Our Products
We offer a portfolio of orthobiologics, spinal implants and enabling technologies products for the treatment of patients suffering from spinal and other orthopedic disorders. Information regarding the amount and percentage of total revenue contributed by our orthobiologics and spinal implants and enabling technologies products for each of the last two fiscal years may be found in Part II, Item 7 of this report under the sections entitled “Year Ended December 31, 2021 Compared to Year

Ended December 31, 2020—Revenue” and in Part II, Item 8 of this report in the Notes to Consolidated Financial Statements in Note 10, “Segment and Geographic Information.”
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
Our OsteoBallast® and Ballast® Demineralized Bone Matrix in Resorbable Mesh product lines are designed to facilitate and aid in fusion. These products, which consist of a resorbable mesh containing 100% DBM without a carrier, are designed to simplify graft placement and help prevent graft migration while maximizing DBM content. OsteoBallast® is designed to provide surgeons with a simple means for delivering bone graft in posterior spine surgery that contours to the local anatomy while maintaining shape and volume under compression. The simplified technique is intended to be particularly valuable in MIS procedures, where placing the graft accurately through tubes and small incisions can be challenging. Similarly, our OsteoBallast MT and Ballast MT resorbable mesh pouches are designed to simplify graft containment and resist graft migration while allowing surgeons to customize the graft containment length and to utilize the patient's autograft.
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
Spinal Implants and Enabling Technologies
    Our spinal implants and enabling technology portfolio consists of an extensive line of products for spinal decompression, alignment, stabilization and image-guided surgical solutions as well as a surgical navigation system designed for broad spectrum use throughout the entire spinal column. Such products are typically used to facilitate fusion in degenerative, minimally invasive, and complex spinal deformity procedures throughout the lumbar, thoracic and cervical regions of the spine. Our products are increasingly focused on restoring adequate spinal balance and profile in the sagittal (front to back) plane, which we believe is widely recognized as an important factor to improve the quality of life in patients undergoing surgery for spinal degeneration or deformity.
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
Since 2020, we launched our 3D-printed interbody fusion devices under our Waveform™ brand for anterior cervical, transforaminal lumbar, lateral lumbar and articulating transforaminal lumbar interbody fusion.
We launched the next generation of our Explorer™ TO expandable interbody device system with complementary lordotic and parallel expanding implant options in 2020 under a limited commercial launch and plan to fully launch the system with additional footprints and other offerings in 2022.

We offer a comprehensive portfolio of spinal fixation products for the cervical, thoracic and lumbar regions of the spine, consisting of rods, screws, plates and instrumentation to facilitate spinal decompression and fusion. In 2021, we launched the NorthStar OCT Posterior Cervical Fixation System and the AdmiralTM Anterior Cervical Plating System (ACP). The NorthStar system’s novel instrumentation and anatomically designed implants are intended to provide a safe and effective solution designed to improve surgical flow when navigating through complex cervical procedures. The Admiral ACP system represents the next generation of ACP and was designed to strike a balance between strength, profile and construct rigidity.

Our Mariner Posterior Fixation System is a pedicle screw system for open and MIS procedures and adult deformity procedures featuring modular threaded technology and accompanying instrumentation designed to reduce the number of trays needed for surgery and that provides surgeons with multiple intra-operative options to facilitate posterior lumbar fixation. We also offer a variety of screw and plating systems, such as our Admiral™ ACP System, that combine large graft viewing windows and a visual confirmation locking system for cervical fixation.
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
    Complex Spinal Deformity
    Our spinal implant products are used in complex spinal deformity procedures involving multiple spine segments, challenging anatomy, tumors, traumatic injury and revision of previous fusion surgeries. We define deformity as any variation in the natural curvature of the spine, the most common of which is scoliosis, an abnormal lateral curvature of the spine. We offer several technologies designed to address the needs of our surgeon customers who perform complex deformity procedures and the various derotation techniques they use to correct spine curvature. For example, our Daytona® Deformity System uses extended tab uniplanar and polyaxial screws with multiple rod options and intuitive instrumentation to create a versatile system adaptable to surgeon preference. Our Daytona Small Stature System, which has an adolescent idiopathic scoliosis indication, is designed to address standard to complex deformity cases in smaller-sized patients who need a lower profile construct due to anatomy constraints. We provide our systems in multiple configurations and materials to address patient requirements, including titanium alloy and cobalt chrome alloy rod options, as well as multiple rod diameters. Offering products with varying rod diameter and materials provides the surgeon different rod stiffness to treat individual patients. We offer both implant- and instrument-based reduction capabilities with our extended tab and locking cap products, as well as our uniplanar and D-planar screws and rapid sequential reduction towers. The Mariner Outrigger Revision System is an adjunct to the Mariner Posterior Fixation System designed to effectively revise and extend previous fusions. Our complex spinal implant portfolio allows surgeons to combine various product lines and approaches, offering several treatment options for the most difficult cases. In 2021, we extended the Mariner modular platform to address complex spine adult deformity pathologies.
Enabling Technologies

Our machine vision FLASHTM navigation platform is used in a variety of posterior spinal procedures, including degenerative, deformity, tumor, trauma, and revision surgery. The platform can be utilized in MIS, Mini-Open, or Open techniques. The technology also offers a comprehensive cranial platform for use in cranial neurosurgery.

Our innovative FLASHTM Navigation System with 7D Technology delivers a navigation platform with our proprietary 7D Technology that utilizes visible light, machine-vision cameras, and advanced software algorithms to create a 3D image for surgical navigation. The novel technology allows for a fast image reconstruction for surgical navigation with no disruption to surgeon workflow and eliminates radiation exposure during the procedure to the patient, surgeon, and staff.
Our Spine Module is our leading product in the FLASHTM Navigation Portfolio with over 75 installations globally. In 2021, we launched the next generation of the module, as well a variety of new instrumentation to enhance our offering of navigated instruments. Further enhancements and new features to the Spine Module are in development and are expected to launch in 2022.

We launched a limited release of the Percutaneous Module for navigation of minimally invasive spinal procedures in 2021. This application, accompanied by new instrumentation, addresses an important part of the spine navigation market to round out the FLASHTM Navigation Platform and is a valuable enhancement for both hospitals and ambulatory surgery centers. We plan to fully launch the Percutaneous Module in 2022 and continue to innovate this technology application and instrumentation to expand the product line. In addition to these new products focused on spine, we continue to enhance our Cranial Module for the FLASHTM Navigation System for use in cranial surgeries. The technology uses a completely contactless workflow, acquiring hundreds of thousands of virtual fiducials using the patient’s own anatomy, and results in nearly instantaneous cranial registrations to the skin or skull in almost any surgical position.
Product Pipeline
We believe that our future success and ability to continue to drive revenue growth depends on our ability to sustain a similar cadence of launching new and next-generation products as we have demonstrated over the last few years. We continue to aggressively develop differentiated new products that we believe will allow us to enter new markets and be even more competitive in markets in which we are underrepresented. For example, during 2022, we expect to launch an improved version of our number one selling DBM product family Accell Evo3/OsteoSurge 300. This new product line incorporates formulation and process improvements that we believe will drive higher performance and at a lower manufacturing cost.
Research and Development
We have a research and development organization dedicated to advancing our portfolio of orthobiologics, spinal implant and machine vision image guidance innovations through product development and clinical affairs programs. Our product development efforts employ an integrated team approach that involves collaboration between surgeons, our engineers, our machinists, as well as our regulatory personnel.
Our spinal implants product development team, in consultation with design surgeons, formulates a design for the product and then our machinists build prototypes for testing our prototyping development and testing operation at our Carlsbad, California facility. We use a broad scope of technologies designed to allow us to meet the complex engineering requirements of customers. As part of the development process, spine surgeons test the implantation of the products in our in-house cadaveric laboratories, which helps us design new products intended to meet the needs of both surgeon and patient. Our team refines or redesigns the prototype as necessary based on the results of the product testing, allowing us to perform rapid iterations of the design-prototype-test development cycle. Our clinical and regulatory personnel work in parallel with our product engineering personnel to facilitate regulatory clearances of our orthobiologics and spinal implant products. We believe that these product development efforts allow us to provide solutions that respond to the needs of our surgeon customers and their patients.

Similar to the spinal implants product development process, our software engineers, product managers and design surgeons are working towards the full integration of our spinal implants and orthobiologics product lines with our machine vision FLASHTM navigation system. This includes the design of specific software modules, features and tracked instruments designed to meet the needs of a wide range of procedures including, degenerative, complex, revision, and deformity spine procedures.

We plan to develop line extensions for our innovative orthobiologics technologies that will continue to improve bone forming potential while addressing specific procedural requirements both in the spine field and in general orthopedic applications. We are investigating new product formulations in the traditional DBM and Ceramic Matrix product categories. Our orthobiologics research and development team has experience in biomaterial sciences and bringing next generation technologies to market.
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

Sales and Distribution
We currently market and sell our products in the United States and in approximately 30 countries worldwide. Our United States sales organization consists of regional and territory business managers who oversee a broad network of independent orthobiologics and spinal implant sales agents that receive commissions from us based on sales they generate. Our international sales organization consists of a sales management team that oversees a network of independent orthobiologics and spinal implant stocking distributors that purchase our products directly from us and independently sell them. During 2021, our domestic and international revenues accounted for 90% and 10%, respectively, of total revenue. Information regarding financial data by geographic segment is set forth in Part II, Item 8 of this report in the Notes to Consolidated Financial Statements in Note 10, “Segment and Geographic Information.”
In the United States, we typically consign our orthobiologics products and consign or loan our spinal implant sets to hospitals and independent sales agents, who in turn deliver them to the hospital for a single surgical procedure or leave them with hospitals that are high volume users for use in multiple procedures. Our spinal implant sets typically contain the instruments, including disposables, and spinal implants required to complete a surgery. We market our enabling technologies portfolio through a direct sales force in the United States that works together with our independent sales agents to generate either a capital sale or to place systems and components in an account in a capital efficient manner in return for a long-term revenue commitment for our spinal implant systems and/or orthobiologics products.

In international markets, we predominantly sell orthobiologics, complete instrument and implant sets and enabling technologies to independent stocking distributors. We recently notified our European distributors that we will discontinue all sales and marketing activities for our spinal implant portfolio in the European market effective September 2022 due to the significantly higher upfront and recurring annual costs required to comply with European medical device regulations. We will continue to market and sell our orthobiologics and enabling technologies products in the European market. Additionally, we will continue to market our entire portfolio in the Latin American and Asia Pacific markets.

We have recently increased, and intend to continue to increase, the quality, size, exclusivity and geographic breadth of our network of independent sales agents in the United States. During 2020 and 2021, we gained representation in parts of the country where we had no representation or were significantly underrepresented. We anticipate adding additional independent sales agents in the United States in 2022. We focus on entering distribution relationships in territories with a high potential for growth, where our partner will carry our spinal implants and/or DBM products exclusively, except with respect to clinical markets that our products do not address. We believe these more exclusive relationships will allow us to grow faster and more cost effectively in these territories over the long term. We also plan to continue to invest in additional instrument sets and marketing and education efforts to support the expansion of our independent sales agent footprint.
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
Suppliers and Raw Materials
In general, raw materials essential to our businesses are readily available from multiple sources. For reasons of quality assurance, availability or cost effectiveness, certain components and raw materials are available only from one supplier. Our relationships with suppliers that cannot be replaced without a material expense or delay are governed by written contracts, which are generally supply agreements. These agreements set forth the process by which we order components or raw materials, as applicable, from such suppliers (which process is either on a purchase order basis or based on quarterly or annual forecasts and in some cases require us to purchase minimum amounts) and the related fees for purchasing such components or raw materials. These agreements have terms from one to five years, but in most instances are terminable by us (and in limited instances the other party) for convenience, subject to a specified notice period, and are also terminable upon agreement by the parties, by either party upon material breach by the other and by either party if the other party enters bankruptcy. These agreements also outline the rights of each party with respect to quality assurance, inspection and compliance with applicable law and contain what we believe to be customary indemnification provisions for commercial agreements. Each of these agreements is entered into in the ordinary course of our business, is immaterial in amount and significance and not a contract upon which our business is substantially dependent. In addition, we endeavor to maintain sufficient inventory of components and raw materials so that our production will not be significantly disrupted even if a particular component or material is not available for a period of time.
Most of our orthobiologics products contain material derived from human or bovine tissue. We only source our raw materials from tissue banks registered with the U.S. Food and Drug Administration (FDA) and accredited by the American Association of Tissue Banks (AATB). The donors are screened, tested and processed by the tissue banks in accordance with FDA and AATB requirements. Additionally, each donor must pass FDA-specified bacterial and viral testing before raw material is distributed to us for further processing. We receive with each donor lot a certification of the safety of the raw material from the tissue bank’s medical director. As an added safety assurance, each lot of bone is released into the manufacturing process only after our quality assurance microbiologists screen the incoming bone and serology test records. During our manufacturing process, the bone particles are subjected to our proprietary process and terminally sterilized. This process is designed to support the safety and effectiveness of our DBM products.
The collagen used in our collagen ceramic matrix products is derived only from the deep flexor tendon of cattle less than 24 months old from New Zealand. The World Health Organization classifies different types of cattle tissue for relative risk of bovine spongiform encephalopathy (BSE) transmission. Deep flexor tendon is in the lowest-risk category for BSE transmission (the same category as milk, for example) and is therefore considered to have a negligible risk of containing the agent that causes BSE (an improperly folded protein known as a prion).
Intellectual Property
We continue to pursue patent and trademark protection for our key technologies, methods, products and product improvements, both in the United States and in select foreign countries, and when appropriate to enforce and defend our patent and trademark rights. In general, however, we do not rely solely on our patent and trademark estate to provide us with any significant competitive advantages as it relates to our existing product lines.
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
Our 7D Technology is protected by more than 60 issued and pending patents in the United States and other countries, including 22 issued patents in the United States. Representative utility and design patents and pending applications include (but are not limited to):
•Systems and Methods for Intraoperative Guidance Feedback;
•Method of Rendering and Manipulating Anatomical Images on Mobile Computing Device;
•Handheld Support for Fiducial Markers;
•Attachments for Tracking Handheld Implements;
•Integrated Illumination and Optical Surface Topology Detection System and Methods of Use;
•System and Method for Generating Partial Surface from Volumetric Data for Registration to Surface Topology Image Data;
•Optical Alignment System;
•Systems and Methods for Displaying Guidance Images with Spatial Annotations During a Guided Medical Procedure;
•Tracking Marker Support Structure and Surface Registration Methods Employing the Same for Performing Navigated Surgical Procedures;
•Systems, Methods and Devices for Tracking and Calibration of Flexible Instruments;
•Method for Obtaining a Structured Light Reconstruction of a 3D Surface;
•Systems and Methods for Intraoperative Spinal Level Verification;
•Systems and Methods for Determining Intraoperative Spinal Orientation; and
•Systems and Methods for Guided Manipulation of the Shape of a Surgical Implant.

IsoTis OrthoBiologics, Inc., one of our subsidiaries, owns a group of patents related to the reverse-phase carrier and Accell process and materials. This patent group protects the Accell family of DBM products. The patents in this group expire over time through 2024.
Our material registered and unregistered trademarks include: 7D Surgical®, Accell®, Accell Connexus®, Accell Evo3®, Accell TBM®, Accell Total Bone Matrix®, AdmiralTM, Atoll™, Ballast®, Capistrano™, Coral®, Current®, Daytona®, DynaBlast®, DynaGraft®, DynaGraft-D®, Evo3®, Explorer®, FLASHTM, Flash RegistrationTM, Fusion Engineered™, Hollywood™, IsoTis®, IsoTis OrthoBiologics®, Malibu™, Manta RayTM, Mariner®, Meridian®, NanoMetalene®, NewPort™, NorthStar®, NorthStar OCTTM, OrthoBlast®, Ossatura®, OsteoBallast®, OsteoCurrent®, OsteoRushTM, OsteoSparxTM, OsteoStrand®, OsteoStrux®, OsteoSurge®, OsteoTorrentTM, Outrigger®, RAPID®, RAPID: Rack and Pinion Integrated DeliveryTM, Reef®, Reef Topography®, Regatta®, RushTM, SeaSpine®, SeaSpine Outrigger®, Shoreline®, Shoreline RT®, Sierra™, SkipJack®, SkipJack Expandable Interbody®, Sonoma™, SS AdmiralTM, Strand®, SynPlug®, TorrentTM, Trident-C™, Trident-L™, TruProfile®, Vu a•POD™, Vu a•POD PrimeTM, WaveForm®, and WayFinder™.
Competition
The global orthobiologics, spinal implant and image guided surgery markets are highly competitive. We face significant competition in these markets from the spine and orthopedic divisions of large multinational medical device companies, established companies focused solely or primarily on spine and orthopedics, as well as smaller, emerging players focused on product innovation. These competitors are focused on bringing new technologies to market and acquiring technologies and technology licenses that directly compete with our products or have potential product advantages that could render our products obsolete or noncompetitive.
Our primary competitors in the orthobiologics, spinal implants and image guided surgery markets include Alphatec Spine, Baxter, B. Braun, Brainlab, Bioventus, Cerapedics, DePuy Synthes Spine (a Johnson & Johnson company), Globus Medical, Medtronic, NuVasive, Orthofix, Stryker, Surgalign, XTANT Medical, ZimVie and many smaller, biologically-focused companies.
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
Facilities
We maintain four operating facilities: our headquarters in Carlsbad, California, from which our orthobiologics and spinal implant products are designed, developed, and marketed and from which our more recently launched spinal implant products are inspected, kitted and distributed; a manufacturing and distribution facility in Irvine, California, from which most of our orthobiologics products are manufactured and all are distributed; office space in Wayne, Pennsylvania, where we design spinal implants and which facilitates our interactions with customers on the East Coast; and office space in Toronto, Canada, from which enabling technologies products are designed, developed, and marketed.
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
Employees
As of March 7, 2022, we had 523 employees, 106 of whom were engaged in research and development, 147 in manufacturing, 156 in sales and marketing and 114 in general and administrative activities.
Available Information
We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended, (the Exchange Act). In accordance with the Exchange Act, we file or furnish annual, quarterly and current reports, amendments to those reports, proxy statements and other information with the SEC. We make these reports and other information available free of charge on our website at www.seaspine.com under the investors page as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. All such reports were made available in this fashion during 2021.
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
The COVID-19 pandemic materially and adversely impacted our business and we expect the impact to continue through at least the duration of the pandemic as regions respond to local conditions. To date, the impacts include: the cancellation or postponement of procedures in which our products otherwise could be used; personnel and other resource shortages at hospitals and other centers at which spine surgery procedures in which our products otherwise could be used; disruptions or restrictions on the ability of many of our employees and of third parties on which we rely to work effectively, including because of adherence to governmental orders or recommendations or to internal policies intended to reduce the spread of COVID-19; and temporary closures of our facilities and of the facilities of our customers and suppliers. For example, throughout the third quarter of 2021, and most acutely starting in August, spine surgery procedure volumes were negatively impacted in many areas of the United States, including in Florida and Texas, where we derive a meaningful portion of our revenue, due to cancellations and/or postponements of procedures as a result of the increased cases and transmissibility of COVID-19 and because hospitals and other surgical centers were experiencing staffing shortages. As jurisdictions throughout the world continue to deal with and respond to the pandemic, the degree of the impact of the pandemic may increase in scope or magnitude or we may experience additional material adverse impacts in one or more regions. Any other variant of the virus that causes COVID-19 that causes more infections, spreads faster or causes more severe illness than current or previous variants, other outbreaks of contagious diseases or other adverse public health developments in countries where we operate or where our customers or suppliers are located could also have a material and adverse effect on our business, financial condition and results of operations.
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

Workforce shortages and limitations and travel restrictions resulting from the impacts of COVID-19, including actions taken to contain the spread of COVID-19, have and will continue to adversely affect almost every aspect of our business. As noted above, spine surgery procedure volumes have recently been negatively impacted in many areas of the United States, including in states where we derive a meaningful portion of our revenue, because of hospitals and other surgical centers experiencing staffing shortages. If a significant percentage of the workforce of third parties on which we rely cannot work or cannot dedicate their time and resources to our business matters, including because of personnel and other resource constraints and shortages, illness, or travel, government or internal policies or restrictions, our operations and financial results may continue to be negatively impacted or the impact thereon may increase in scope or magnitude. Similarly, if a significant percentage of our workforce cannot work effectively due to the effects of the pandemic, our operations may be negatively affected. Because of government recommendations or orders, policies of third parties on which we rely, and social distancing recommendations or guidelines in many countries around the world, there is an increased reliance on working from home for the workforce of third parties on which we rely. It may also cause us not to timely submit required filings, including with the SEC,FDA, or other regulatory bodies, both in the U.S. and outside the U.S., any of which by itself may have a negative effect on our business, such as by making us ineligible to conduct an offering under a Form S-3 registration statement, which generally takes less time and is less expensive than other means, such as conducting an offering under a Form S-1 registration statement. In addition, changes impacting workforce function at the FDA and other regulatory bodies, as well as changes impacting workforce function at the facilities at which we seek to have new products approved for use, could adversely impact the timing of when our new products are cleared for marketing and approved for use, either of which could adversely impact the timing of our ability to sell these new products and could have a material and adverse effect on our revenue growth. Conversely, we may face several challenges or disruptions upon a return to the workplace if and when the pandemic subsides, including re-integration challenges by our employees and distractions to management related to such transition.

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

The pandemic also heightens the risks in certain of the other risk factors we face described in this report.
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
There is intense competition among medical device companies that serve the spinal surgery market. We compete with established medical technology companies, as well as earlier-stage companies that often have differentiated technology and potentially superior solutions for the challenges facing our neurosurgeon and orthopedic spine surgeon customers and their patients. Our primary competitors include Alphatec Spine, Baxter, Bioventus, Cerapedics, DePuy Synthes Spine (a Johnson &

Johnson company), Globus Medical, Medtronic, NuVasive, Orthofix, Stryker, Surgalign, XTANT Medical, ZimVie and many smaller, biologically-focused companies.
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
Our competitive position depends on our ability to achieve market acceptance for our current and future products. Market acceptance for any of our products requires, among other things, that we timely secure regulatory clearance and/or approval; demonstrate the value of our products, both to our surgeon customers and payors, which may require that we collect clinical data and/or conduct clinical studies; effectively educate and train our surgeon customers and their staff on the proper use of our products; obtain and maintain coverage and adequate reimbursement for our products, both within and outside the U.S., including under Medicare and Medicaid and from private payors; attract and retain a network of independent sales agents and stocking distributors focused on neurosurgeons and orthopedic spine surgeons; develop and execute an effective marketing strategy; protect the proprietary positions of our products, including through patent protection; and consistently produce quality products in sufficient quantities to meet demand. Significant risks are associated with each of these activities and other activities required to achieve market acceptance of both our current and future products, including risks inherent in collaborations, such as with restor3d, Inc., or use of nascent manufacturing or imaging techniques, such as additive processing (more commonly known as 3D printing) or advanced optical technologies and machine version-based registration algorithms. Some of these risks are more fully described elsewhere in this “Risk Factors” section.
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
Generally, we have obtained 510(k) clearance to manufacture, market and sell the products we market in the U.S. and the right to affix the CE mark to the products we market in the European Economic Area, or EEA. To date, we have not been required to generate new clinical data to support our 510(k) clearances, CE marks, or product registrations in other countries. However, the EU Medical Device Regulations, which replaced the prior medical device directives in May 2021, require submission of certain pre- and post-market data to maintain our CE marks, which we do not intent to pursue. Additionally, we recently completed an analysis of which of our product systems will require submission of clinical data pursuant to MEDDEV 2.7.1 rev 4, which sets forth the European Commission’s guidance on the clinical evaluation of medical devices. Accordingly, and in line with our vision to deliver clinical value, we have commenced clinical data collection activities for certain of our marketed products as more fully described elsewhere in this "Risk Factors" section.
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
Outside suppliers, some of whom are sole-source suppliers, provide us with products and raw materials and components used in manufacturing our orthobiologics and spinal implant products. We strive to maintain sufficient inventory of products, raw materials and components so that our production will not be significantly disrupted if a particular product, raw material or component is not available to us for a period of time, including as a result of a supplier's loss of its ISO or other certification or as a result of any of the disruptions described above under the risk factor titled “If any of our manufacturing, development or research facilities are damaged and/or our manufacturing processes are interrupted, we could experience supply disruptions, lost revenues and our business could be seriously harmed.” For example, a certain number of our products require titanium, which is sourced from third party suppliers. While the titanium required for such products is not directly sourced from Russia, the current geopolitical events involving Russia and Ukraine is negatively impacting the wider titanium supply chain and such geopolitical events and factors relating thereto or resulting therefrom, including the imposition of sanctions, may negatively impact the ability of our local supply sources to timely supply titanium to us.In addition, some of our suppliers may choose to discontinue making their products available in the EU rather than follow MDR, which would require us to identify alternate supply sources for those products. Any such disruption in our production could harm our reputation, business, financial condition and results of operations.
Although we believe there are alternative supply sources replacing our suppliers may be impractical or difficult in many instances. For example, we could have difficulty obtaining similar services or products from other suppliers that are acceptable to the FDA or other foreign regulatory authorities and who are able to provide the appropriate supply volumes at an acceptable cost. In addition, if we are required to transition to new suppliers for certain services or components of our products, the use of services, components or materials furnished by these alternative suppliers could require us to alter our operations, and if we are required to change the manufacturer of a critical component of our products, we will have to verify that the new manufacturer maintains facilities, procedures and operations that comply with our quality and applicable regulatory requirements, which could further impede our ability to manufacture our products in a timely manner. Transitioning to a new supplier could be time-consuming and expensive, may result in interruptions in our operations and product delivery, could affect the performance specifications of our products or could require that we modify the design of those systems.
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
We assess periodically impairment of our long-lived assets, including finite-lived intangible assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. As of December 31, 2021, we had $42.1 million of net finite-lived intangible assets, consisting of technology, customer relationships, trademarks/brand names, and other intangibles. In addition, we continually assess the profitability of our product lines and, after such assessment, may discontinue certain products or product lines in the future. As a result, we may record impairment charges or accelerate amortization on certain technology-related intangible assets in the future. Impairment charges as a result of any of the foregoing could be significant and could have a material and adverse effect on our reported financial results for the period in which the charge is taken, which could have a material and adverse effect on the market price of our common stock.
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
Our PPP loan may subject us to challenges and investigations regarding qualifications for the loan.
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
During the year ended December 31, 2021, approximately 10% of our net revenue was attributable to our international sales and operations. We are seeking to increase our international sales over the foreseeable future. Our international business operations are subject to a variety of risks, including:
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
As with any public company, your percentage ownership in us may be diluted because of equity issuances for acquisitions and investments, capital-raising transactions or otherwise, including equity awards that we have granted and we expect to grant in the future to our directors, officers and employees. As of December 31, 2021, approximately 0.8 million shares of our common stock were subject to unvested restricted stock units and approximately 2.6 million shares of our common stock were subject to exercisable stock options with a weighted average exercise price of $14.55.
Since July 1, 2015, we have issued an aggregate of 22.1 million shares of our common stock for capital-raising purposes. Most recently, we issued an aggregate of 5,175,000 shares of our common stock (including 675,000 shares sold to the underwriter upon exercise of an underwriter option) in an underwritten offering completed in April 2021 at price to the public of $19.50 per share, before underwriting discounts and commissions. In May 2021, in connection with our acquisition of 7D Surgical, we issued to the former stockholders of 7D Surgical, 2,991,054 shares of our common stock and 1,298,648 exchangeable shares, which are exchangeable for shares of our common stock on a one-for-one basis.
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
Our amended and restated certificate of incorporation designates certain courts as the sole and exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by applicable law: (A) the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have, or declines to accept, jurisdiction, another state court or a federal court located within the

State of Delaware) shall be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by, or other wrongdoing by, any of our directors, officers or employees to us or our stockholders, (iii) any action asserting a claim against us or any of our directors, officers or employees arising pursuant to any provision of the DGCL or our amended and restated certificate of incorporation or bylaws, (iv) any action to interpret, apply, enforce or determine the validity of our amended and restated certificate of incorporation or bylaws, or (v) any action asserting a claim against us or any of our directors, officers or employees governed by the internal affairs doctrine; and (B) the federal district courts of the United States shall be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Our amended and restated certificate of incorporation further provides that, to the fullest extent permitted by law, any person purchasing or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and to have consented to the provisions described above. These provisions may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

We are subject to certain disclosure and compliance requirements that did not previously apply to us due to the recent change in our filer status and ceasing to qualify as a smaller reporting company.

Our public float as of June 30, 2021 exceeded $250.0 million but was less than $700.0 million. As a result, we became an accelerated filer and no longer qualify as a smaller reporting company. As a result of such changes, we are subject to certain disclosure and compliance requirements that did not previously apply to us, including accelerated deadlines for filing are periodic reports. Compliance with such requirements will increase our legal and financial compliance costs and may require our management and other personnel to devote more time to public company reporting requirements. In addition, if we are not able to comply with such requirements in a timely or complete manner, the market price of our stock could decline and we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC, or other regulatory authorities, which would divert additional financial and management resources away from our business.
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

Location	Approx. Square Feet	Purpose
Carlsbad, California	82,000	Design, development, marketing, and inspection of our orthobiologics and spinal implant products and distribution of certain of our spinal implant products. Also serves as our principal executive offices and houses one of our cadaveric training laboratories and our prototyping development and testing operations.
Irvine, California	70,000	Manufacture and distribution of our orthobiologics products
Toronto, Canada	9,200	Design, development, marketing of our enabling technologies products
Wayne, Pennsylvania	3,700	Design of our spinal implants and houses one of our cadaveric training laboratories
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
Market Information and Holders
Our common stock is listed on the Nasdaq Global Select Market under the symbol “SPNE.” As of March 7, 2022, we had 355 stockholders of record. The number of stockholders of record is based upon the number of holders registered on our books at such date. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held by banks, brokers and other financial institutions.
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
Recent Sales of Unregistered Securities
During the fourth quarter of 2021, we did not issue any securities that were not registered under the Securities Act of 1933, as amended (the Securities Act).
Purchases of Equity Securities by the Issuer
The table below is a summary of purchases of our common stock we made during the quarter ended December 31, 2021. Other than as indicated in the table below, no such purchases were made in any other month during the quarter. We do not have any publicly announced repurchase plans or programs.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs

October 1 - October 31	4,334	$15.82	—	—
November 1 - November 30	1,550	$15.76	—	—
December 1 - December 31	1,103	$13.11	—	—

(1)	These shares were surrendered to the Company to satisfy tax withholdings obligations in connection with the vesting of restricted stock awards.

ITEM 6.	REMOVED AND RESERVED

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
•the risk of supply shortages, and the associated potentially long-term disruption to product sales, including as a result of the pandemic and a limited number of third-party suppliers for components, raw materials and certain processing and assembly services;

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
Overview
We are a global medical technology company focused on the design, development and commercialization of surgical solutions for the treatment of patients suffering from spinal disorders. We offer a comprehensive portfolio of orthobiologics and spinal implant solutions and a surgical navigation system intended to meet the needs of neurosurgeons and orthopedic spine surgeons who perform fusion procedures in the lumbar, thoracic and cervical spine. We believe our offerings are essential to meet the “complete solution” requirements of these surgeons.
We report revenue in two product categories: (i) orthobiologics and (ii) spinal implants and enabling technologies. Our orthobiologics products consist of a broad range of advanced and traditional bone graft substitutes designed to improve bone fusion rates following a wide range of orthopedic surgeries, including spine, hip, and extremities procedures. Our spinal implants and enabling technologies portfolio consists of an extensive line of products and image-guided surgical solutions to facilitate spinal fusion in degenerative, minimally invasive surgery (MIS), and complex spinal deformity procedures.
Our U.S. spinal implants and orthobiologics sales organization consists primarily of regional and territory managers who oversee a broad network of independent sales agents. We pay these sales agents commissions based on the sales of our products. Our enabling technologies sales organization consists of a direct sales force that works together with our independent sales agents to generate either a capital sale or to place systems and components in an account in a capital efficient manner in return for a longer-term revenue commitment for our spinal implant systems and/or orthobiologics products. Our international sales organization consists of a sales management team that oversees a network of independent stocking distributors that purchase products directly from us and independently sell them. For each of the years ended December 31, 2021 and 2020, international sales accounted for approximately 10% of our revenue. Our policy is not to sell our products through or to participate in physician-owned distributorships.
For the year ended December 31, 2021, our total revenue, net was $191.5 million and our net loss was $54.3 million. For the same period, revenue from sales of orthobiologics totaled $91.8 million and revenue from spinal implants and enabling technologies totaled $99.6 million. We will continue to invest in the expansion of our business, primarily in sales, marketing and research and development, and we expect to continue to incur losses. As of December 31, 2021, our cash and cash equivalents totaled $83.1 million. In January 2020 and April 2021, we completed an underwritten offering of our common stock that raised net proceeds of approximately $91.6 million and $94.5 million, respectively, after deducting underwriting discounts and commissions and estimated offering expenses.

Acquisition
In May 2021, we acquired 7D Surgical, Inc., a pioneer in the image-guided surgery market, that developed and commercialized advanced machine-vision-based registration algorithms to improve surgical workflow and patient care, currently with applications in spine and cranial surgeries. Its flagship system, founded on its machine-vision, image-guided surgery platform, reduces radiation exposure in open spine surgery by eliminating intra-operative CT (computed tomography) and fluoroscopy for purposes of registration, both of which commonly are used for patient registration with traditional navigational systems.
European Spinal Implant Sales and Marketing

During the third quarter of 2021, we ceased in-person sales and marketing operations in France to reduce operating expenses, to centralize the management of our European operations in our headquarters located in Carlsbad, California, and to further leverage our existing partnerships to centralize our logistics. As a result, we closed our office located in Lyon, France, and eliminated all employment positions at that location.

During the fourth quarter of 2021, we notified our European distributors that we will discontinue all sales and marketing activities for the spinal implant portfolio in the European market effective in September 2022 due to the significantly higher upfront and recurring annual costs required to comply with European medical device regulations. We will continue to market and sell our orthobiologics and enabling technologies products in the European market.
Components of Our Results of Operations
Revenue
Our net revenue is derived primarily from the sale of orthobiologics and spinal implants and enabling technology products in North America, Europe, Asia Pacific and Latin America. Sales are reported net of returns, rebates, group purchasing organization fees and other customer allowances.
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
Enabling technologies revenue related to capital equipment, tools and software is recognized upon acceptance by the customer. Revenue from training and installation is recognized upon completion of the training and installation process. Revenue from service contracts is recognized over the term of the contract.
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
Selling and Marketing Expense
Our selling and marketing expenses consist primarily of sales commissions, payroll and other headcount related expenses, marketing expenses, shipping, third-party logistics expenses, depreciation of instrument sets, instrument replacement expense, and cost of medical education and training.
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
Intangible Amortization
Our intangible amortization, including the amounts reported in cost of goods sold, consists of acquisition-related amortization. We expect total annual amortization expense (including amounts reported in cost of goods sold) to be approximately $7.2 million in 2022, $6.6 million in 2023, $4.6 million in 2024, $3.3 million in 2025, and $3.3 million in 2026. See "RESULTS OF OPERATIONS-Year Ended December 31, 2021 Compared to Year Ended December 31, 2020-Impairment of Intangible Assets," below.
COVID-19 Pandemic - Impact on our Business
The COVID-19 pandemic has presented a substantial public health and economic challenge around the world and has materially and adversely affected our business. From late March 2020 to mid-May 2020, among other impacts on our business related to the pandemic, surgeons and their patients deferred surgical procedures in which our products otherwise could have been used. This decrease in demand for our products temporarily recovered to varying degrees beginning in the latter half of May 2020 as conditions improved in certain geographies, allowing patients to resume receiving their treatments. However, from late November 2020 to mid-February 2021, a significant and sustained increase in COVID-19 cases and hospitalization rates once again caused the deferral of surgical procedures in which our products otherwise could have been used. Additionally, in the third quarter of 2021, hospitalization rates in many geographies increased as a result of the spread of the Delta variant. This, along with hospital support staffing shortages in certain geographies, adversely impacted the number of elective surgical procedures and slowed the partial recovery we had been experiencing. We expect to see continued volatility in the demand for our products in 2022 and thereafter as geographies respond to local conditions. We will continue to closely monitor developments related to the pandemic and our decisions will continue to be driven by the health and well-being of our employees, our distributor and surgeon customers, and their patients while maintaining operations to support our customers and their patients in the near-term.
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

RESULTS OF OPERATIONS

	Year Ended December 31,
(In thousands, except percentages)	2021	2020
Total revenue, net	$191,451	$154,345
Cost of goods sold	76,864	56,841
Gross profit	114,587	97,504
Gross margin	60%	63%
Operating expenses:
Selling and marketing	107,299	84,304
General and administrative	42,944	35,874
Research and development	22,006	16,258
Intangible amortization	3,316	3,169
Impairment of intangible assets	—	1,325
Total operating expenses	175,565	140,930
Operating loss	(60,978)	(43,426)
Other income, net	(5,532)	(463)
Loss before income taxes	(55,446)	(42,963)
(Benefit) provision for income taxes	(1,100)	218
Net loss	$(54,346)	$(43,181)

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
Revenue
Total revenue, net in 2021 increased by $37.1 million, or 24%, to $191.5 million compared to $154.3 million in 2020.

	Year Ended December 31,
	2021	2020	2021 vs. 2020
	(In thousands)		% Change
Orthobiologics	$91,822	$78,383	17%
United States	83,249	71,346	17%
International	8,573	7,037	22%
% of total revenue, net	48%	51%

Spinal implants and enabling technologies	$99,629	$75,962	31%
United States	88,192	67,550	31%
International	11,437	8,412	36%
% of total revenue, net	52%	49%

Total revenue, net	$191,451	$154,345	24%

	Year Ended December 31,
	2021	2020	2021 vs. 2020
	(In thousands)		% Change
United States	171,441	138,896	23%
% of total revenue, net	90%	90%
International	20,010	15,449	30%
% of total revenue, net	10%	10%
Total revenue, net	$191,451	$154,345	24%

Revenue from orthobiologics sales totaled $91.8 million in 2021, an increase of $13.4 million compared to 2020. Revenue from orthobiologics sales in the United States increased $11.9 million in 2021 compared to 2020. Revenue from orthobiologics sales internationally increased $1.5 million in 2021 compared to 2020. In all geographies, revenue in the prior year period was adversely impacted due to declines in the volume of surgeries performed due to the effects of the COVID-19 pandemic. Additionally, the revenue growth in the current year period was driven primarily by higher sales of our fibers-based demineralized bone matrix (DBM) products as we continue to expand our market share in the orthobiologics market.
Revenue from spinal implants and enabling technology sales totaled $99.6 million in 2021, an increase of $23.7 million compared to 2020. Revenue from spinal implant and enabling technology sales in the United States increased $20.6 million in 2021 compared to 2020 and included $6.0 million of capital sales from our acquisition of 7D Surgical in May 2021. Revenue from international sales of spinal implants and enabling technologies increased $3.0 million in 2021 compared to 2020 and included $0.7 million of capital sales from recently acquired 7D Surgical. In all geographies, revenue in the prior year period was adversely impacted due to declines in the volume of surgeries performed due to the effects of the COVID-19 pandemic. Additionally, the revenue growth in the current year period was driven by recently launched products, predominantly those products that were alpha or fully launched in 2020 and 2021 and which have been important catalysts to our ability to take market share in the spinal implants market.
Cost of Goods Sold and Gross Margin

Cost of goods sold in 2021 increased $20.0 million from 2020 to $76.9 million. Gross margin was 60% in 2021 compared to 63% in 2020. The decrease in gross margin was due to the $3.7 million charge related to an unfavorable purchase commitment, $1.6 million of technology-related intangible asset amortization and $0.5 million of inventory purchase accounting fair market value adjustments associated with the 7D Surgical acquisition, and higher inventory scrap all of which were partially offset by $1.0 million of idle plant costs recorded in the second quarter of 2020 associated with the nearly two-month shutdown of orthobiologics manufacturing operations at our Irvine facility due to the effects of the pandemic.
Cost of goods sold included $2.7 million and $1.0 million of amortization for product technology intangible assets for 2021 and 2020, respectively, and $1.0 million and $1.0 million of depreciation expense for 2021 and 2020, respectively.

Cost of goods sold for 2021 includes a $3.7 million charge related to a purchase commitment related to NanoMetalene processing services which primarily represents future fixed payments we are obligated to make to a supplier in connection with securing and maintaining long-term backup processing capacity. We no longer anticipate utilizing the backup processor for a meaningful portion of our future NanoMetalene processing service needs throughout the term of the agreement.

Selling and Marketing
Selling and marketing expenses increased $23.0 million to $107.3 million in 2021. The increase was driven by higher sales commissions due to increased sales in 2021, 7D Surgical sales and marketing costs, higher sales, marketing, customer service and logistics headcount and related expenses, additional spinal instrument set depreciation and instrument replacement expense due to product launches, and higher freight and third-party logistics expenses.
General and Administrative
General and administrative expenses increased $7.1 million to $42.9 million in 2021. The increase was primarily due to costs related to the restructuring of our European sales and marketing organization, legal and other fees incurred related to our acquisition and integration of 7D Surgical and higher general and administrative headcount.
Research and Development
R&D expenses increased $5.7 million to $22.0 million, or 11% of revenue, in 2021. The increase was due to 7D Surgical research and development costs, a pre-technologically feasible patent purchase and higher R&D headcount and related expenses.
Intangible Amortization
Intangible amortization expense, excluding the amounts reported in cost of goods sold for product technology intangible assets, was $3.3 million in 2021 compared to $3.2 million in 2020.
Impairment of Intangible Assets
There was no impairment of intangible assets for the year ended December 31, 2021. Impairment of expandable interbody product technology intangible assets was $1.3 million for the year ended December 31, 2020. During the year ended December 31, 2020, primarily as a result of an expected shift in future product revenue mix more toward a parallel expanding interbody device designed based on our internally developed technology and, in turn, lower future revenue anticipated for the lordotic expanding implant based on acquired technology, our estimated future net sales associated with those acquired product technologies decreased. Accordingly, we evaluated the ongoing value of the product technology intangible assets associated with the acquisition of these assets. Based on this evaluation, we determined that intangible assets with a carrying amount of $1.6 million were no longer recoverable and were impaired, and we wrote those intangible assets down to their estimated fair value of $0.3 million.
Income Taxes

	Year Ended December 31,
	2021	2020
	(In thousands)
Loss before income taxes	$(55,446)	$(42,963)
(Benefit from) provision for income taxes	(1,100)	218
Effective tax rate	2.0%	(0.5)%

We reported an income tax benefit for the year ended December 31, 2021 primarily related to foreign operations including 7D Surgical. We reported an income tax expense for the year ended December 31, 2020 primarily related to federal, foreign and state operations.

In addition, for any pretax losses incurred by the consolidated U.S. tax group, we recorded no corresponding tax benefit because we concluded it is more-likely-than-not that we will be unable to realize the full value of any resulting deferred tax assets. We will continue to assess our position in future periods to determine if it is appropriate to reduce a portion of our valuation allowance in the future.
The acquisition of 7D Surgical was a treated as an asset purchase for US tax purposes and a stock purchase for Canadian tax purposes. As such, we recorded deferred tax assets and liabilities on our Canadian tax attributes. We are able to use our deferred tax liabilities as a source of income against a portion of our deferred tax assets. A valuation allowance was recorded for the portion of the deferred tax assets that is more-likely-than-not that we will be unable to realize. A net tax benefit of $1.5 million was recorded as a result of the 7D Surgical current year losses. This was offset by expenses recorded for indefinite lived intangibles, current foreign and state taxes and prior year state tax true-ups.
In March 2020, Congress enacted the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) to provide certain relief as a result of the COVID-19 pandemic. The CARES Act, among other things, includes provisions relating to net operating loss carryback periods, alternative minimum tax credit refunds, and modification to the net interest deduction limitations. The CARES Act did not have a material impact on our consolidated financial statements for the years ended December 31, 2021 or 2020.
Other Income
Other income for the year ended December 31, 2021 primarily consisted of the gain on the forgiveness of debt related to the loan we obtained under the Paycheck Protection Program under the CARES Act.
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

Loss before income taxes includes the following special charges and gains for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
Special Charges and (Gains):	(In thousands)
Severance and other costs associated with European sales and marketing reorganization	1,826	—
Purchase accounting inventory fair market value	542	—
Unfavorable purchase commitment	3,704	—
Idle manufacturing plant costs	—	974
Impairment of intangible assets(1)	—	1,325
Acquisition and integration-related charges for 7D Surgical	2,302	—
Gain on forgiveness of PPP Loan	(6,173)	—
Total Special Charges, net	$2,201	$2,299
(1) Relates to the impairment of acquired NLT product technology intangible assets.

The items reported above are reflected in the consolidated statements of operations as follows:

	Year Ended December 31,
	2021	2020
	(In thousands)
Cost of goods sold	$4,246	$974
Impairment of intangible assets	$—	$1,325
General and administrative	4,128	—
Other income, net	(6,173)	$—
Total Special Charges, net	$2,201	$2,299

Liquidity and Capital Resources
Overview, Capital Resources, and Capital Requirements
As of December 31, 2021, we had cash and cash equivalents totaling approximately $83.1 million, and $26.4 million of current borrowing capacity was available under our credit facility. We believe that our cash and cash equivalents, and the amount currently available to us under our credit facility, will be sufficient to fund our operations and meet our contractual obligations for at least the next twelve months.
Paycheck Protection Program Loan
In April 2020, due to the economic uncertainty resulting from the impact of the COVID-19 pandemic on our operations and to support our ongoing operations and retain all employees, we applied for a loan under the Paycheck Protection Program (PPP) of the Coronavirus Aid, Relief, and Economic Security Act (CARES Act). We received a loan in the original principal amount of $7.2 million. The Company subsequently repaid $1.0 million of the loan. We used the loan proceeds for purposes consistent with the terms of the PPP and applied for forgiveness of the entire $6.2 million loan balance, which was granted in June 2021. The $6.2 million gain on the loan forgiveness is included in other income, net, in the consolidated statement of operations. There were no amounts outstanding under the loan at December 31, 2021. The loan is subject to audit by the Small Business Association (SBA) for up to six years after the date of loan forgiveness. If the SBA determines that we did not qualify for all or part of the loan, we would need to repay all or a part of the loan.

Credit Facility
We have a $30.0 million credit facility with Wells Fargo Bank, National Association which matures in July 2022.
At December 31, 2021, we had no outstanding borrowings under the credit facility. The borrowing capacity under the credit facility is determined monthly and is based on the amount of our eligible accounts receivable and inventory balances and qualified cash (as defined in the credit facility). Depending on the extent to which our eligible accounts receivable and inventory balances increase, our borrowing capacity could increase by as much as an additional $0.1 million from the $26.4 million available as of December 31, 2021 before we are required to maintain the minimum fixed charge coverage ratio as discussed below. The credit facility contains various customary affirmative and negative covenants, including prohibiting us from incurring indebtedness without the lender’s consent. Under the terms of the credit facility, if our Total Liquidity (as defined in the credit facility) is less than $5.0 million, we are required to maintain a minimum fixed charge coverage ratio of 1.10 to 1.00 for the applicable measurement period. Our Total Liquidity was $109.0 million at December 31, 2021, and therefore that financial covenant was not applicable at that time.
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
Cash and Cash Equivalents
We had cash and cash equivalents totaling approximately $83.1 million and $76.8 million at December 31, 2021 and December 31, 2020, respectively.
Cash Flows

	Year Ended December 31,
	2021	2020
	(In thousands)
Net cash used in operating activities	$(33,512)	$(24,599)
Net cash used in investing activities	(55,358)	(17,042)
Net cash provided by financing activities	95,545	98,138
Effect of exchange rate changes on cash and cash equivalents	(382)	117
Net change in cash and cash equivalents	$6,293	$56,614
Net Cash Used in Operating Activities
Net cash used in operating activities was $33.5 million in 2021 compared to $24.6 million in 2020,. The increase of $8.9 million was due primarily to increases in inventory to support our product launches.
Net Cash Used in Investing Activities
Net cash used by investing activities was $55.4 million in 2021 compared to $17.0 million in 2020. The $38.3 million increase was primarily due to $28.0 million of net cash paid for the 7D Surgical acquisition, $10.0 million increase in purchases of property and equipment and $0.4 million of increased additions to technology assets.

Net Cash Provided by Financing Activities
Net cash provided by financing activities was $95.5 million in 2021 compared to $98.1 million in 2020. Cash flows provided by financings in 2021 were comprised primarily of $94.5 million in net proceeds from issuance of common stock, $4.0 million of proceeds from the issuance of common stock under our employee stock purchase plan and from the exercise of stock options partially offset by $2.9 million in repurchases of common stock from vesting of restricted stock awards to cover statutory tax withholding requirements.
Off-Balance Sheet Arrangements
There were no off-balance sheet arrangements as of December 31, 2021 that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our business.
Contractual Obligations and Commitments
As of December 31, 2021, we were obligated to pay the following amounts under various agreements:

	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
	(In millions)
Operating Leases	10.2	2.8	3.2	3.0	1.2
Purchase Obligations	30.7	30.7	—	—	—
Other	4.1	2.4	1.7	—	—
Total	$45.0	$35.9	$4.9	$3.0	$1.2
The "Other" line item includes minimum milestone payments under certain license agreements. The table above excludes the following liabilities because we cannot reliably estimate the timing of when they may become payable, if ever:
•royalty payments related to the NLT acquisition; and
•up to $1.1 million in the aggregate of potential milestone payments under a license agreement that may be payable at various stages of developing the licensed technology and sales of products using the licensed technology.
Critical Accounting Policies and the Use of Estimates
Our discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.
Preparing consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities, and the reported amounts of revenues and expenses. Significant estimates affecting amounts reported or disclosed in the consolidated financial statements include allowances for doubtful accounts receivable and sales returns and other credits, revenue recognition, net realizable value of inventories, discount rates and estimated projected cash flows used to value and test impairments of goodwill, identifiable intangible and long-lived assets, fair value estimates related to business combinations, assumptions related to the timing and probability of product launch dates, discount rates matched to the estimated timing of payments, probability of success rates and discount adjustments on the related cash flows for contingent considerations in business combinations, depreciation and amortization periods for identifiable intangible and long-lived assets, computation of taxes, valuation allowances recorded against deferred tax assets, the valuation of stock-based compensation and loss contingencies. These estimates are based on historical experience and on various other assumptions believed to be reasonable under the current circumstances. Actual results could differ from these estimates.
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
Revenue Recognition
Net sales are derived primarily from the sale of orthobiologics and spinal implants and enabling technology products globally. Revenue is recognized when obligations under the terms of a contract with the Company's customer are satisfied which occurs with the transfer of control of the Company's products. This occurs either upon shipment or delivery of goods, depending on whether the contract is Free on Board (FOB) origin or FOB destination, or, in other situations such as consignment arrangements, when the products are used in a surgical procedure (implanted in a patient) and in the case of capital equipment, when the equipment has been accepted by the customer.

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

Product royalties account for less than 1% of total revenue for any of the periods presented and are estimated and recognized in the same period that the royalty-based products are sold by licensees. The Company estimates and recognizes royalty revenue based upon communication with licensees, historical information and expected sales trends. Differences between actual revenues and estimated royalty revenues are adjusted in the period in which they become known, which is typically the following quarter. Historically, such adjustments have not been material.
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
Leases
We determine if an arrangement is a lease at inception. Our leases primarily relate to administrative, manufacturing, research, and distribution facilities and various manufacturing, office and transportation equipment. Lease assets represent our right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Lease assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As our leases do not provide an implicit rate, our incremental borrowing rate is used as a discount rate, based on the information available at the commencement date, in determining the present value of lease payments. Lease assets also include the impact of any prepayments made and are reduced by impact of any lease incentives.
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
Upon acquisition, identifiable intangible assets are recorded at fair value and are carried at cost less accumulated amortization. Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives of 1 to 20 years. We base the useful lives and related amortization expense on the period of time we estimate the assets will generate revenues or otherwise be used by the Company. We also periodically review the lives assigned to our intangible assets to ensure that our initial estimates do not exceed any revised estimated periods from which we expect to realize cash flows from the technologies. If a change were to occur in any of the above-mentioned factors or estimates, the likelihood of a material change in our reported results would increase.
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
Due to market trend factors, new features necessary to be competitive, and changing pricing dynamics, there were shifts in the commercialization strategy of some of the acquired product technologies and the estimated future net sales associated with those technologies. During the years ended December 31, 2021 and 2020, we performed a recoverability test and determined that the expected net cash flows to be realized over the life of the technology related intangible assets were no longer recoverable and were impaired. See Note 5, "Balance Sheet", to the Notes to Consolidated Financial Statements included in Part IV of this report for additional information regarding these impairments. If our estimates of expected cash flows continue to decline, we may record additional impairment charges on the related intangible assets in the future.
Goodwill
Goodwill represents the excess of the purchase prices of an acquired business over the fair value of the underlying net tangible and intangible assets. The Company is required to assess goodwill and other indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred.
We first assess qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. If, after completing the qualitative assessment, we determine it is more likely than not that the estimated fair value is greater than the carrying value, we conclude no impairment exists. Alternatively, if we determine in the qualitative assessment that it is more likely than not that the fair value is less than its carrying value, then we perform a quantitative goodwill impairment test to identify both the existence of an impairment and the amount of impairment loss, by comparing the fair value of the reporting unit with its carrying amount, including goodwill. If the estimated fair value of the reporting unit is less than the carrying value, then a goodwill impairment charge will be recognized in the amount by which the carrying amount exceeds the fair value, limited to the total amount of goodwill allocated to that reporting unit. We perform the goodwill annual assessment test during the fourth quarter every year and when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist.
We assess qualitative factors to determine whether goodwill is impaired. The qualitative analysis includes assessing the impact of changes in certain factors including: (1) changes in forecasted operating results and comparing actual results to projections, (2) changes in the industry or our competitive environment since the acquisition date, (3) changes in the overall economy, our market share and market interest rates since the acquisition date, (4) trends in the stock price and related market capitalization and enterprise values, (5) trends in peer companies’ total enterprise value metrics, and (6) additional factors such as management turnover, changes in regulation and changes in litigation matters.
Based on our qualitative assessment performed during the fourth quarter of 2021, we concluded that it was more likely than not that the estimated fair value of our reporting units exceeded their carrying value as of December 31, 2021, and therefore, determined it was not necessary to perform a quantitative goodwill impairment test.
Valuation of Stock-Based Compensation
The estimated fair value of stock-based awards exchanged for employee and non-employee director services are expensed over the requisite service period.
For purposes of calculating stock-based compensation, we estimate the fair value of stock options using a Black-Scholes option-pricing model. The determination of the fair value of stock-based payment awards utilizing the Black-Scholes model is affected by our stock price and several assumptions, including expected volatility, expected term, risk-free interest rate and expected dividends. Due to our limited historical data as a separate public company, the expected volatility is calculated based upon the historical volatility of comparable companies in the medical device industry whose share prices are publicly available for a sufficient period of time. The expected term is calculated using the historical weighted average term of the Company’s options. The risk-free interest rates are derived from the U.S. Treasury yield curve in effect on the date of grant for instruments with a remaining term similar to the expected term of the options. We considered that we have never paid cash dividends and do not currently intend to pay cash dividends. The fair value of restricted stock awards granted is based on the market price of our common stock on the date of grant. In addition, we apply an expected forfeiture rate when amortizing stock-based compensation expense. The expected forfeiture rate is based on historical experience of pre-vesting forfeitures on awards by each homogenous group of shareowners and is estimated to be 9% and 13% annually for all non-executive employees for the years ended December 31, 2021 and 2020, respectively. We do not apply a forfeiture rate to awards (including stock options) granted to non-employee directors or executive employees because their pre-vesting forfeitures are anticipated to be highly unlikely. As individual awards become fully vested, stock-based compensation expense is adjusted to recognize actual forfeitures.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Because we were a "smaller reporting company," as defined in Item 10 of Regulation S-K, during the year covered by this report, we are not required to provide the information required by this Item.

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
Management’s Annual Report on Internal Control Over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2021, our internal control over financial reporting was effective based on those criteria. RSM US LLP, the Company’s independent registered public accounting firm, has issued an attestation on the Company’s internal control over financial reporting which is included herein.
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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of SeaSpine Holdings Corporation

Opinion on the Internal Control Over Financial Reporting
We have audited SeaSpine Holdings Corporation's (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2021 of the Company and our report, dated March 14, 2022, expressed an unqualified opinion.

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

/s/ RSM US LLP
Los Angeles, California
March 14, 2022

ITEM 9B. OTHER INFORMATION
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

Part III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Information required by this item will be set forth under the headings “PROPOSAL 1: ELECTION OF DIRECTORS,” “EXECUTIVE COMPENSATION AND OTHER INFORMATION,” and, if applicable, “DELINQUENT SECTION 16(a) REPORTS” in our definitive proxy statement to be filed with the SEC in connection with our 2022 Annual Meeting of Stockholders, or the Definitive Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2021, and is incorporated in this report by reference.
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

The following exhibits, as required by Item 601 of Regulation S-K, are attached or incorporated by reference as stated below. We will furnish a copy of any exhibit to stockholders without charge upon written request to Investor Relations, SeaSpine Holdings Corp., 5770 Armada Drive, Carlsbad, California 92008, or by calling Investor Relations at (760) 727-8399.

EXHIBIT INDEX
Incorporated by Reference
Exhibit No.	Description	Filed or Furnished Herewith	Form	File/Film No.	Date Filed
2.1(a)*#	Asset Purchase Agreement among SeaSpine Holdings Corporation, N.L.T Spine Ltd. and NLT Spine, Inc., dated August 17, 2016		Form 10-Q	001-36905-161987764	11/10/2016

2.1(b)	Amendment to the Asset Purchase Agreement among SeaSpine Holdings Corporation, N.L.T Spine Ltd. and NLT Spine, Inc., dated September 26, 2016		Form 10-Q	001-36905-161987764	11/10/2016

2.1(c)	Amendment No. 2 to Asset Purchase Agreement among SeaSpine Holdings Corporation, N.L.T Spine Ltd. and NLT Spine, Inc., dated January 31, 2017		Form 10-K	001-36905-17665133	3/3/2017

3.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation of SeaSpine Holdings Corporation executed June 2, 2021		Form 8-K	001-36905-21996521	6/4/2021

3.2	Amended and Restated Bylaws of SeaSpine Holdings Corporation (as amended as of June 2, 2021)		Form 8-K	001-36905-21996521	6/4/2021

4.1	Form of Common Stock Certificate of SeaSpine Holdings Corporation		Form 10	001-36905-15904590	6/1/2015

4.2	Form of Indenture for Senior Debt Securities		Form S-3	333-236802-20674290	2/28/2020

4.3	Form of Indenture for Subordinated Debt Securities		Form S-3	333-236802-20674290	2/28/2020

4.4	Description of securities of the registrant		Form 10-K	001-36905-20672604	2/28/2020

10.1	PcoMed Supply Agreement effective March 1, 2021		Form 10-Q	001-36905-21884685	5/3/2021

10.2	Microfibrillar Collagen Supply Agreement between Integra LifeSciences Holdings Corporation and SeaSpine Holdings Corporation, dated as of July 1, 2015		Form 8-K	001-36905-15966132	7/1/2015

10.3	Arrangement Agreement, dated March 22, 2021, by and among SeaSpine Holdings Corporation, 7D Surgical Inc. and Project Maple Leaf Acquisition ULC		Form 8-K	001-36905-21768284	3/24/2021

10.4	Amendment Agreement to the Arrangement Agreement among SeaSpine Holdings Corporation, Project Maple Leaf Acquisition ULC, 7D Surgical Inc. and Michael Cadotte and Joel Rose dated March 22, 2021.		Form 10-Q	001-36905-211149674	8/5/2021

10.5	Non-Employee Director Compensation Program Amended and Restated Effective June 2, 2021	Form 10-Q	001-36905-21884685	5/3/2021

10.6**	Form of Indemnification Agreement entered into between SeaSpine Holdings Corporation and each of its directors and officers	Form 8-K	001-36905-19870508	5/31/2019

10.7	Consent and Agreement Under Amended and Restated Credit Agreement	Form 10-Q	001-36905-211149674	8/5/2021

10.8(a)**	SeaSpine Holdings Corporation 2015 Employee Stock Purchase Plan	Form 10	001-36905-15904590	6/1/2015

10.8(b)**	First Amendment to the SeaSpine Holdings Corporation 2015 Employee Stock Purchase Plan	DEF 14A	001-36905-19753214	4/17/2019

10.8(c)**	Second Amendment to the SeaSpine Holdings Corporation 2015 Employee Stock Purchase Plan (December 9, 2020)	DEF 14A	001-36905-21841903	4/21/2021

10.9(a)**	Employment Agreement, by and between SeaSpine Holdings Corporation, SeaSpine Orthopedics Corporation and Keith Valentine, dated April 28, 2015	Form 10	001-36905-15904590	6/1/2015

10.9(b)**	Amendment to Employment Agreement entered into effective as of April 30, 2019 by and between SeaSpine Holdings Corporation and SeaSpine Orthopedics Corporation and Keith Valentine	Form 8-K	001-36905-19781754	4/30/2019

10.9(c)**	Letter agreement dated April 23, 2020 with Keith C. Valentine	Form 8-K	001-36905-20815066	4/24/2020

10.10**	John Bostjancic Letter Agreement, dated March 30, 2015	Form 10	001-36905-15904590	6/1/2015

10.11**	John Winge Letter Agreement, dated January 22, 2015	Form 10	001-36905-15904590	6/1/2015

10.12**	Form of letter agreement dated April 23, 2020 with members of the senior leadership team of SeaSpine Holdings Corporation other than Keith C. Valentine	Form 8-K	001-36905-20815066	4/24/2020

10.13
Amended and Restated Lease between Monarch RRC Properties, LLC (assignee of original landlord, New Goodyear LTD) and IsoTis Orthobiologics, Inc., dated as of February 23, 2006, for property at 2 Goodyear, Irvine, CA (the “Irvine Industrial Real Estate Lease”)
		Form 10	001-36905-15904590	6/1/2015

10.14(a)	Amendment No. 1 to Irvine Industrial Real Estate Lease, dated as of May 26, 2011	Form 10	001-36905-15904590	6/1/2015

10.14(b)	Amendment No. 2 to Irvine Industrial Real Estate Lease, dated as of May 14, 2013	Form 10	001-36905-15904590	6/1/2015

10.15	Sublease Agreement between SeaSpine Orthopedics Corporation, and SkinMedica, Inc., dated as of July 8, 2015	Form 8-K	001-36905-151103433	9/11/2015

10.16**	SeaSpine Holdings Corporation Senior Leadership Retention and Severance Plan, effective January 27, 2016	Form 8-K	001-36905-161378936	2/2/2016

10.17(a)
Credit Agreement between SeaSpine Holdings Corporation, SeaSpine Orthopedics Corporation, SeaSpine, Inc., SeaSpine Sales LLC, Theken Spine, LLC, ISOTIS Orthobiologics, Inc. and Wells Fargo Bank, National Association, as administrative agent for each member of the lender group and the bank product providers, entered into as of December 24, 2015

		Form 10-K	001-36905-161510399	3/16/2016

10.17(b)
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

10.17(c)
Amended and Restated Credit Agreement between SeaSpine Holdings Corporation, SeaSpine Orthopedics Corporation, SeaSpine, Inc., SeaSpine Sales LLC, Theken Spine, LLC, ISOTIS Orthobiologics, Inc. and Wells Fargo Bank, National Association, as administrative agent for each member of the lender group and the bank product providers, entered into as of July 27, 2018
		Form 10-Q	001-36905-181164006	11/6/2018

10.17(d)	Consent Under and First Amendment to Amended and Restated Credit Agreement	Form 10-Q	001-36905-201074116	08/4/2020

10.17(e)

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

10.17(f)

Consent and Agreement Under Amended and Restated Credit Agreement, dated May 20, 2021, among Wells Fargo Bank, National Association, and SeaSpine Holdings Corporation, SeaSpine Orthopedics Corporation, SeaSpine, Inc., Isotis Inc., SeaSpine Sales LLC, Theken Spine, LLC, and Isotis Orthobiologics, Inc.
			Form 10-Q	001-36905-211149674	8/5/2021

10.17(g)	Omnibus Joinder and Third Amendment to Amended and Restated Credit Agreement and Other Loan Documents	X

10.18(a)**	SeaSpine Holdings Corporation Amended and Restated 2015 Incentive Award Plan (As Amended and Restated as of March 30, 2016)		Form S-8	333-211887-161700155	6/7/2016

10.18(b)**	First Amendment to the SeaSpine Holdings Corporation Amended and Restated 2015 Incentive Award Plan		Form 8-K	001-36905-161841057	8/18/2016

10.18(c)**	Second Amendment to the SeaSpine Holdings Corporation Amended and Restated 2015 Incentive Award Plan		Form S-8	333-223435-18663875	3/5/2018

10.18(d)**	Amendment to the SeaSpine Holdings Corporation Amended and Restated 2015 Incentive Award Plan		Form 8-K	001-36905-20946631	6/5/2020

10.18(e)**	SeaSpine Holdings Corporation Amended and Restated 2015 Incentive Award Plan- Form of Stock Option Grant Notice (including Stock Option Agreement)		Form S-8	333-211887-161700155	6/7/2016

10.18(f)**	SeaSpine Holdings Corporation Amended and Restated 2015 Incentive Award Plan - Form of Stock Option Grant Notice (including Stock Option Agreement)		Form 10	001-36905-15904590	6/1/2015

10.18(g)**	SeaSpine Holdings Corporation Amended and Restated 2015 Incentive Award Plan- Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement	Form S-8	333-211887-161700155	6/7/2016

10.18(h)**	SeaSpine Holdings Corporation Amended and Restated 2015 Incentive Award Plan - Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement.	Form 10-K	001-36905-17665133	3/3/2017

10.18(i)**
SeaSpine Holdings Corporation Amended and Restated 2015 Incentive Award Plan - Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement. (used for grants on and after February 1, 2018)
		Form 10-K	001-36905-18663242	3/2/2018

10.18(j)**
SeaSpine Holdings Corporation Amended and Restated 2015 Incentive Award Plan - Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement. (used for grants on and after January 1, 2020)
		Form 10-K	001-36905-20672604	2/28/2020

10.18(k)**
SeaSpine Holdings Corporation Amended and Restated 2015 Incentive Award Plan - Form of Stock Option Grant Notice and Stock Option Agreement. (used for grants on and after June 6, 2018 for Senior Leadership Team Members)

		Form 10-Q	001-36905-18979117	7/31/2018

10.18(l)**
SeaSpine Holdings Corporation Amended and Restated 2015 Incentive Award Plan - Form of Stock Option Grant Notice and Stock Option Agreement. (used for grants on and after June 6, 2018 for Non-Senior Leadership Team Members)
		Form 10-Q	001-36905-18979117	7/31/2018

10.18(m)**	SeaSpine Holdings Corporation Amended and Restated 2015 Incentive Award Plan Annual Incentive Program	Form 8-K	001-36905-21571239	1/29/2021

10.19(a)**	SeaSpine Holdings Corporation 2018 Employment Inducement Incentive Award Plan	Form 10-Q	001-36905-18979117	7/31/2018

10.19(b)**	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the SeaSpine Holdings Corporation 2018 Employment Inducement Incentive Award Plan	Form 10-Q	001-36905-18979117	7/31/2018

10.19(c)**	Form of Stock Option Grant Notice and Stock Option Agreement under the SeaSpine Holdings Corporation 2018 Employment Inducement Incentive Award Plan (for Senior Leadership Team Members)	Form 10-Q	001-36905-18979117	7/31/2018

10.19(d)**	Form of Stock Option Grant Notice and Stock Option Agreement under the SeaSpine Holdings Corporation 2018 Employment Inducement Incentive Award Plan (for Non-Senior Leadership Team Members)	Form 10-Q	001-36905-18979117	7/31/2018

10.20(a)**	SeaSpine Holdings Corporation 2020 Employment Inducement Incentive Award Plan	Form 10-Q	001-36905-201074116	8/4/2020

10.20(b)**
Form of 2020 Employment Inducement Incentive Award Plan Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the SeaSpine Holdings Corporation 2020 Employment Inducement Incentive Award Plan
		Form 10-Q	001-36905-201074116	8/4/2020

10.20(c)**
Form of Stock Option Grant Notice and Stock Option Agreement under the SeaSpine Holdings Corporation 2020 Employment Inducement Incentive Award Plan (for Senior Leadership Team Members) Stock Option Grant Notice
		Form 10-Q	001-36905-201074116	8/4/2020

10.20(d)**
Form of Stock Option Grant Notice and Stock Option Agreement under the SeaSpine Holdings Corporation 2020 Employment Inducement Incentive Award Plan (for Non-Senior Leadership Team Members) Stock Option Grant Notice
		Form 10-Q	001-36905-201074116	8/4/2020

10.21**	Amended and Restated Non-Employee Director Compensation Program, effective May 30, 2018	Form 10-Q	001-36905-18979117	7/31/2018

10.22**	Patrick Keran Letter Agreement, dated October 1, 2015	Form 10-Q	001-36905-17818719	5/5/2017

10.23(a)*	Supply Agreement, dated May 15, 2013, by and between Integra LifeSciences Corporation and PcoMed, LLC, and subsequent assignment to SeaSpine Holdings Corporation on May 21, 2015	Form 8-K	001-36905-181116276	10/10/2018

10.23(b)	Amendment 10 to the Supply Agreement between SeaSpine Orthopedics Corporation and PcoMed, LLC	Form 10-K	001-36905-21719669	3/5/2021

10.24*	Tyler Lipschultz Letter Agreement, dated July 9, 2015	Form 10-Q	001-36905-19788614	5/1/2019

10.25**	Beau Standish Offer Letter		Form 10-Q	001-36905-211149674	8/5/2021

21.1	Subsidiaries of Registrant	X

23.1	Consent of RSM US LLP, Independent Registered Accounting Firm	X

24.1	Power of Attorney (included on the signatures page)	X

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1***	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2***	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

†101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

†101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

†101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

†101.DEF	Inline XBRL Definition Linkbase Document	X

†101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document	X

†101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (embedded within Exhibit 101.INS Inline XBRL document)	X

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
†    The financial information of SeaSpine Holdings Corporation Annual Report on Form 10-K for the year ended December 31, 2021 filed on March 14, 2022 formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Loss, (iii) the Consolidated Balance Sheets, (iv) Parenthetical Data to the Consolidated Balance Sheets, (v) the Consolidated Statements of Cash Flows, (vi) the Consolidated Statements of Equity, and (vii) Notes to Consolidated Financial Statements, is furnished electronically herewith.

ITEM 16.	FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEASPINE HOLDINGS CORPORATION

Date:	March 14, 2022	/s/ Keith C. Valentine
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Keith C. Valentine	President, Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2022
Keith C. Valentine

/s/ John J. Bostjancic	Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2022
John J. Bostjancic

/s/ Kirtley C. Stephenson	Chair of the Board	March 14, 2022
Kirtley C. Stephenson

/s/ Stuart M. Essig	Lead Independent Director	March 14, 2022
Stuart M. Essig

	Director	March 14, 2022
Keith Bradley

/s/ Michael Fekete	Director	March 14, 2022
Michael Fekete

/s/ Renee M. Gaeta	Director	March 14, 2022
Renee M. Gaeta

/s/ John B. Henneman, III	Director	March 14, 2022
John B. Henneman, III

	Director	March 14, 2022
Shweta Singh Maniar

/s/ Angela Steinway	Director	March 14, 2022
Angela Steinway

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of SeaSpine Holdings Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of SeaSpine Holdings Corporation and its subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2021, and the related notes to the consolidated financial statements and schedule (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 14, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Excess and Obsolete Inventory Reserves
As described in Note 2 and Schedule II to the financial statements, the Company’s inventory reserves balance was $42.3 million as of December 31, 2021. The Company’s inventories are valued at the lower of cost, the value determined by the first-in, first-out method, or net realizable value. The Company reviews the components of its inventories on a periodic basis for excess and obsolescence and adjusts inventories to its net realizable value as necessary. The valuation of inventories requires management to make significant assumptions, including assumptions about product life cycle and projections of future demand as well as specific product considerations such as timing of the introduction and development of new or enhanced products. We identified valuation of excess and obsolete inventory reserves, which is included in the inventory reserves balance, as a critical audit matter because of the significant assumptions and judgements used by management in estimating adequate reserves. Auditing management’s assumptions was complex and required a high degree of auditor judgment and subjectivity when performing audit procedures and evaluating the audit evidence obtained. Our audit procedures related to the Company’s excess and obsolete inventory reserves included the following, among others:
a.We obtained an understanding of the relevant controls over the Company’s excess and obsolete inventory reserves, including the completeness and accuracy of data used in the process, and tested such controls for design and operating effectiveness.
b.We evaluated the reasonableness of the methodology, assumptions and data used in the Company’s estimate by:
a.Comparing the on-hand inventory quantities to projections of future demand and historical sales and evaluating adjustments to projections of future demand for specific product considerations, such as timing of the introduction and development of new or enhanced product; and

b.Assessing the historical accuracy of management’s estimate and performing sensitivity analyses over the significant assumptions to evaluate the impact of changes in the obsolete and excess inventory reserve that would result from changes in the underlying assumptions.

Valuation of Acquired Intangible Assets
As described in Note 3 to the consolidated financial statements, the Company completed the acquisition of 7D Surgical, Inc. (“7D Surgical”) for $120.6 million on May 20, 2021. The Company accounted for this transaction under the acquisition method of accounting for business combinations. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values, including identified intangible assets of $32.3 million and resulting goodwill of $84.6 million. In order to determine the fair value of the identified intangible assets, which consist of trademarks & tradenames and patents & technology, the Company used an income approach valuation model. The model requires management to make significant assumptions, which include, where applicable, forecast of future cash flows, forecasted revenue growth rates, royalty rates and discount rates.

We identified the valuation of acquired intangible assets as a critical audit matter as there was a high degree of auditor judgment, subjectivity and increased audit effort, including the use of valuation specialists, when performing audit procedures and evaluating audit evidence related to the reasonableness of significant estimates and assumptions utilized in management’s calculation of intangible asset valuations.

We obtained an understanding of the relevant controls related to the valuation of the intangible assets acquired and tested such controls for design and operating effectiveness, including management review controls related to the development of the significant assumptions including revenue, gross margins, growth rates, royalty rates and discount rates.

We utilized historical data and compared management’s revenue and gross margin forecasts to the most recent actual data available to determine reasonableness of assumptions for revenue, gross margins, and growth rates.

With the assistance of our valuation specialists, we evaluated the reasonableness of the royalty rates and discount rates and, tested the relevance and reliability of source information underlying the determination of the royalty rates, discount rates and testing the mathematical accuracy of the calculation, and developed a range of independent estimates and compared those to the royalty rates and discount rates selected by management.

 /s/ RSM US LLP

We have served as the Company's auditor since 2017.

Los Angeles, California
March 14, 2022

SEASPINE HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2021	2020
Total revenue, net	$191,451	$154,345
Cost of goods sold	76,864	56,841
Gross profit	114,587	97,504
Operating expenses:
Selling and marketing	107,299	84,304
General and administrative	42,944	35,874
Research and development	22,006	16,258
Intangible amortization	3,316	3,169
Impairment of intangible assets	—	1,325
Total operating expenses	175,565	140,930
Operating loss	(60,978)	(43,426)
Other income, net	(5,532)	(463)
Loss before income taxes	(55,446)	(42,963)
(Benefit) provision for income taxes	(1,100)	218
Net loss	$(54,346)	$(43,181)
Net loss per share, basic and diluted	$(1.62)	$(1.59)
Weighted average shares used to compute basic and diluted net loss per share	33,604	27,222
The accompanying notes are an integral part of these consolidated financial statements.

3

SEASPINE HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2021	2020
Net loss	$(54,346)	$(43,181)
Other comprehensive (loss) income
Foreign currency translation adjustments	(554)	690
Comprehensive loss	$(54,900)	$(42,491)
The accompanying notes are an integral part of these consolidated financial statements.

SEASPINE HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value data)

	December 31, 2021	December 31, 2020

ASSETS
Current assets:
Cash and cash equivalents	$83,106	$76,813
Trade accounts receivable, net of allowances of $74 and $192, respectively	36,231	26,154
Inventories	72,299	54,041
Prepaid expenses and other current assets	4,328	3,884
Total current assets	195,964	160,892
Property, plant and equipment, net	46,892	31,422
Right of use assets, net	6,948	7,658
Intangible assets, net	42,056	13,883
Goodwill	84,595	—
Other assets	812	546
Total assets	$377,267	$214,401
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable, trade	$20,301	$5,006
Accrued compensation	8,769	8,198
Accrued commissions	9,877	8,199
Short-term debt	—	1,114
Short-term lease liability	2,234	2,147
Deferred revenue	1,545	102
Other accrued expenses and current liabilities	10,255	5,961
Total current liabilities	52,981	30,727
Long-term debt	—	5,059
Long-term lease liability	5,866	6,802
Deferred tax liability, net	4,308	—
Other liabilities	1,748	95
Total liabilities	64,903	42,683

Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, $0.01 par value; 15,000 authorized; no shares issued and outstanding at December 31, 2021 and December 31, 2020	—	—
Common stock, $0.01 par value; 60,000 authorized; 36,584 and 27,729 shares issued and outstanding at December 31, 2021 and 2020, respectively	366	277
Additional paid-in capital	584,031	388,574
Accumulated other comprehensive income	1,570	2,124
Accumulated deficit	(273,603)	(219,257)
Total stockholders' equity	312,364	171,718
Total liabilities and stockholders' equity	$377,267	$214,401
The accompanying notes are an integral part of these consolidated financial statements.

SEASPINE HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2021	2020
OPERATING ACTIVITIES:
Net loss	$(54,346)	$(43,181)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,933	10,725
Instrument replacement expense	3,904	2,799
Impairment of spinal instruments	—	210
Impairment of intangible assets	—	1,325
Provision for excess and obsolete inventories	5,220	5,515
Stock-based compensation	11,856	10,357
Gain on forgiveness of Paycheck Protection Program Loan	(6,173)	—
Other	(919)	272
Changes in assets and liabilities, net of the effects from acquisition:
Trade accounts receivable	(7,926)	(1,119)
Inventories	(18,995)	(10,480)
Prepaid expenses and other current assets	659	40
Other assets	(175)	(93)
Accounts payable, trade	10,665	(2,691)
Accrued commissions	1,675	342
Other accrued expenses and current liabilities	5,169	1,396
Other liabilities	1,941	(16)
Net cash used in operating activities	(33,512)	(24,599)
INVESTING ACTIVITIES:
Purchases of property and equipment	(26,041)	(16,085)
Additions to technology assets	(1,361)	(950)
Purchases of short-term investments	—	(25,007)
Maturities of short-term investments	—	25,000
Acquisition, net of cash acquired	(27,956)	—
Net cash used in investing activities	(55,358)	(17,042)
FINANCING ACTIVITIES:
Borrowings under credit facility	20,000	—
Proceeds from Paycheck Protection Program Loan	—	7,173
Repayments of credit facility	(20,000)	—
Repayments of Paycheck Protection Program Loan	—	(1,000)
Debt issuance costs	(45)	—
Proceeds from issuance of common stock- employee stock purchase plan and exercise of stock options	3,991	2,632
Proceeds from issuance of common stock, net of offering costs	94,531	91,622
Repurchases of common stock for income tax withheld upon vesting of restricted stock awards and restricted stock units	(2,887)	(2,164)

SEASPINE HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)

Payment of contingent royalty consideration liabilities in connection with acquisition of business	(45)	(125)
Net cash provided by financing activities	95,545	98,138
Effect of exchange rate changes on cash and cash equivalents	(382)	117
Net change in cash and cash equivalents	6,293	56,614
Cash and cash equivalents at beginning of period	76,813	20,199
Cash and cash equivalents at end of period	$83,106	$76,813
Supplemental cash flow information:
Interest paid	$415	$176
Income taxes paid	$174	$148
Non-cash investing activities:
Property and equipment in liabilities	$4,721	$1,209
Intangible assets in liabilities	$700	$150
Non-cash financing activities:
Issuance of common stock - Acquisition	$61,048	$—
Exchangeable shares - Acquisition	$26,505	$—
Issuance of common stock - Patent Acquisition	$500	$—
Settlement of contingent closing consideration liabilities with stock issuance in connection with acquisition of business	$—	$2,000
The accompanying notes are an integral part of these consolidated financial statements.

SEASPINE HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Common Stock		Additional	Accumulated Other		Total
	Number of		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2019	19,124	191	284,211	1,434	(176,076)	109,760
Net loss	—	—	—	—	(43,181)	(43,181)
Foreign currency translation adjustment	—	—	—	690	—	690
Restricted stock issued	340	3	(1)	—	—	2
Issuance of common stock- public offering	7,820	78	91,544	—	—	91,622
Issuance of common stock under employee stock purchase plan	153	2	1,364	—	—	1,366
Issuance of common stock- NLT Spine Ltd contingent consideration	176	2	1,998	—	—	2,000
Issuance of common stock- exercise of stock options	117	1	1,265	—	—	1,266
Repurchases of common stock for income tax withheld upon vesting of restricted stock awards and restricted stock units	(1)	—	(2,164)	—	—	(2,164)
Stock-based compensation	—	—	10,357	—	—	10,357
Balance at December 31, 2020	27,729	277	388,574	2,124	(219,257)	171,718
Net loss					(54,346)	(54,346)
Foreign currency translation adjustment				(554)		(554)
Restricted stock issued	288	3	(1)			2
Issuance of common stock under employee stock purchase plan	200	2	1,862			1,864
Issuance of common stock - Public Offering	5,175	52	94,479			94,531
Issuance of common stock - Acquisition	2,991	30	61,018			61,048
Issuance of common stock - Exchangeable Shares	—	—	26,505			26,505
Issuance of common stock- Patent Acquisition	33	—	500			500
Issuance of common stock- exercise of stock options	168	2	2,125			2,127
Repurchases of common stock for income tax withheld upon vesting of restricted stock awards and restricted stock units	—	—	(2,887)			(2,887)
Stock-based compensation			11,856			11,856
Balance at December 31, 2021	36,584	366	584,031	1,570	(273,603)	312,364
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

SEASPINE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
Fair Value of Financial Instruments
The carrying amounts of cash, cash equivalents, receivables, accounts payable and accrued expenses at December 31, 2021 and 2020, are considered to approximate fair value because of the short-term nature of those items.
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
The carrying amounts of contingent consideration liabilities at December 31, 2021 and 2020 related to business combinations are measured at fair value on a recurring basis, and are classified within Level 3 of the fair value hierarchy because they use significant unobservable inputs.
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

SEASPINE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
inventory. To the extent that management determines there are excess or obsolete inventory or quantities with a shelf life that is too near its expiration for the Company to reasonably expect that it can sell those products prior to their expiration, the Company adjusts the carrying value to estimated net realizable value.
The Company capitalizes inventory costs associated with certain products prior to regulatory approval, based on management’s judgment of probable economic benefit. The Company could be required to expense previously capitalized costs related to pre-approval inventory upon a change in such judgment, due to, among other potential factors, a denial or delay of approval by necessary regulatory bodies or a decision by management to discontinue the related development program. No material amounts were capitalized at December 31, 2021 or 2020.
Property, Plant, and Equipment
Property, plant and equipment are stated at historical cost less accumulated depreciation and any impairment charges. The Company provides for depreciation using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the lease term or the useful life. The cost of major additions and improvements is capitalized, while maintenance and repair costs that do not improve or extend the lives of the respective assets are charged to operations as incurred. The cost of computer software obtained for internal use is accounted for in accordance with Accounting Standards Codification 350-40, Internal-Use Software.
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

SEASPINE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
Identifiable Intangible Assets
Upon acquisition, identifiable intangible assets are recorded at fair value and are carried at cost less accumulated amortization. Identifiable intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives. The carrying values of intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.
Goodwill
Goodwill represents the excess of the purchase prices of an acquired business over the fair value of the underlying net tangible and intangible assets. The Company is required to assess goodwill and other indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. The Company first assesses qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. If, after completing the qualitative assessment, it is determined it is more likely than not that the estimated fair value is greater than the carrying value, the Company concludes no impairment exists. Alternatively, if the Company determines in the qualitative assessment it is more likely than not that the fair value is less than its carrying value, then the Company performs a quantitative goodwill impairment test to identify both the existence of an impairment and the amount of impairment loss, by comparing the fair value of the reporting unit with its carrying amount, including goodwill. If the estimated fair value of the reporting unit is less than the carrying value, then a goodwill impairment charge will be recognized in the amount by which the carrying amount exceeds the fair value, limited to the total amount of goodwill allocated to that reporting unit. The goodwill annual assessment test is performed On October 1st every year or when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist.

The Company assesses qualitative and quantitative factors to determine whether goodwill is impaired. The analysis includes assessing the impact of changes in certain factors including: (1) changes in forecasted operating results and comparing actual results to projections, (2) changes in the industry or our competitive environment since the acquisition date, (3) changes in the overall economy, our market share and market interest rates since the acquisition date, (4) trends in the stock price and related market capitalization and enterprise values, (5) trends in peer companies’ total enterprise value metrics, and (6) additional factors such as management turnover, changes in regulation and changes in litigation matters.

Based on the annual assessment performed during the fourth quarter of 2021, the Company concluded it was more likely than not that the estimated fair value of our reporting units exceeded their carrying value as of December 31, 2021, and therefore, determined it was not necessary to perform a quantitative goodwill impairment test.
Impairment of Long-Lived Assets
Long-lived assets held and used by the Company, including property, plant and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets to be held and used, a recoverability test is performed using projected undiscounted net cash flows applicable to the long-lived assets. If an impairment exists, the amount of such impairment is calculated based on the estimated fair value of the asset. Impairments to long-lived assets to be disposed of are recorded based upon the difference between the carrying value and the fair value of the applicable assets. The Company determined an impairment existed for certain intangible assets during the year ended December 31, 2020. No impairment existed for intangible assets during the year ended December 31, 2021. Excluding the impairment of spinal instruments, there was no impairment of tangible long-lived assets in any of the periods presented. See Note 5, "Balance Sheet Details", below, for additional information.

SEASPINE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Foreign Currency
The Company generates revenues outside the United States in multiple foreign currencies including euros, Swiss francs, Canadian dollar and in U.S. dollar-denominated transactions conducted with customers who generate revenue in currencies other than the U.S. dollar. The Company also incurs operating expenses in euros, Swiss francs and Canadian dollars. All assets and liabilities of foreign subsidiaries which have a functional currency other than the U.S. dollar are translated at the rate of exchange at year-end, while elements of the income statement are translated at the average exchange rates in effect during the year. The net effect of these translation adjustments is shown as a component of accumulated other comprehensive income. These currency translation adjustments are not currently adjusted for income taxes as they relate to permanent investments in non-U.S. subsidiaries. Foreign currency transaction gains and losses are reported in other income, net.
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
The Company reduces revenue by estimates of potential future product returns and other allowances. Provisions for product returns and other allowances are recorded as a reduction to revenue in the period sales are recognized. The Company estimates the amount of sales returns and allowances that will eventually be incurred. Certain contracts with stocking distributors contain provisions requiring the Company to repurchase inventory upon termination of the contract or discontinuation of a product line. Included in the sales returns reserve within other accrued expenses and current liabilities is an estimate of repurchases that are likely to be made under these provisions. Management analyzes sales programs that are in effect, contractual arrangements, market acceptance and historical trends when evaluating the adequacy of sales returns and allowance accounts.
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

SEASPINE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
Shipping and Handling Fees and Costs

The Company has elected to account for shipping and handling activities as fulfillment activities. As such, the Company does not evaluate shipping and handling as promised services to its customers. Shipping and handling costs of $3.7 million and $2.5 million for shipments of loaned spinal implants and instrumentation sets and costs incurred for internal movement of inventory were recorded in selling and marketing expense during each of the years ended December 31, 2021 and 2020, respectively.
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
The stock-based compensation is initially measured at the fair value of the awards on the grant date and is then recognized on a ratable basis in the financial statements over the requisite service period of the award. Stock-based compensation expense was $11.9 million in 2021 and $10.4 million in 2020.

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

SEASPINE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
In January 2017, the FASB issued Update No. 2017-04, Simplifying the Test for Goodwill Impairment (ASU 2017-04). ASU 2017-04 simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. As a smaller reporting company, as defined by the SEC), ASU 2017-04 is effective for the Company beginning after December 15, 2022 and should be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not anticipate the adoption of ASU 2017-04 will have a material impact on its financial statements for both annual and interim reporting periods, if applicable.
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
Net Loss Per Share
The Company follows the two-class method when computing net loss per share as the Company's board of directors has discretion in declaring/issuing dividends on the Company's common stock, these dividend rights meet the definition for participating securities. Basic and diluted net loss per share was calculated using the weighted-average number of shares of common stock outstanding during the period. The weighted average number of shares used to compute diluted net loss per share excludes any assumed issuance of common stock upon exercise of stock options, any assumed issuance of common stock

SEASPINE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
under restricted stock awards or units, and any assumed issuances under the Company's employee stock purchase plan, because the effect, in each case, would be antidilutive. Common stock equivalents, including the Exchangeable Shares (as defined below), of 6.3 million and 4.2 million shares for the years ended December 31, 2021 and 2020, respectively, were excluded from the calculation because of their antidilutive effect.

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
Pursuant to the Arrangement Agreement and the Plan of Arrangement, the Company acquired 7D Surgical for a total purchase price consisting of $27.5 million in cash plus an additional $5.6 million for adjustments as provided for in the Arrangement Agreement for 7D Surgical closing cash, working capital and net indebtedness, 2,991,054 shares of the Company’s common stock (the Company Shares) and 1,298,648 Exchangeable Shares (as defined below). Pursuant to the Arrangement Agreement, Canadian-resident 7D Surgical shareholders could elect to receive, in lieu of their portion of the Company Shares, an equivalent number of Class B common shares of Purchaser Sub (the Exchangeable Shares), which are exchangeable on a 1:1 basis for shares of the Company’s common stock, subject to customary adjustments. The Company may require all outstanding Exchangeable Shares to be exchanged upon the occurrence of certain events and at any time following the fifth anniversary of the closing date of the Acquisition. While outstanding, holders of Exchangeable Shares will be entitled to receive dividends economically equivalent to the dividends declared by the Company with respect to its common stock, but will not be entitled to cast votes on matters for which holders of the Company’s common stock are entitled to vote.

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

This acquisition was treated as a business combination and the consideration transferred was allocated to the fair value of 7D Surgical's assets acquired and liabilities assumed, including identifiable intangible assets. The acquisition was treated as an asset purchase for US taxation and is treated as a stock purchase for Canadian taxation. The fair value of consideration transferred consisted of the following:

Fair Value
(In thousands)
Common stock issued	$61,048
Exchangeable shares	26,505
Cash	33,082
$120,635

The Company incurred $2.3 million of transactions costs directly related to the acquisition that is reflected in general and administrative expenses in the consolidated statements of operations.

SEASPINE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table summarizes the final consideration paid and related fair values of the assets acquired and liabilities assumed in the Acquisition:

Fair Value
(In thousands)
Cash	$5,126
Accounts receivable	2,460
Inventory	2,061
Other current assets	1,171
Property & equipment	715
Identifiable intangible assets:
Patents & Technology	31,000
Trademarks & Tradenames	1,300
Goodwill	84,595
Other assets	161
Deferred tax liability, net	(5,598)
Liabilities assumed	(2,356)
$120,635

Goodwill from the acquisition primarily relates to the future economic benefits arising from the assets acquired and is consistent with the Company's stated intentions and strategy. For US tax purposes, the Goodwill will be deductible under IRC section 197 since the transaction was treated as an asset purchase. For Canadian tax purposes, the Goodwill will not be deductible since the transaction was treated a stock purchase.

The Company's results of operations for the year ended December 31, 2021 included the operating results of 7D Surgical of $6.3 million of revenue and a net loss of $5.3 million in the consolidated statements of operations.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information summarizes the combined results of operations as though the companies were combined as of the beginning of 2020:

	December 31,
	2021	2020
	(In thousands)
Total Revenue, net	$195,488	$162,468
Net Loss	$(58,624)	$(46,100)

The unaudited pro forma financial information for all periods presented above has been calculated after adjusting the results to reflect the business combination accounting effects resulting from this acquisition, including the amortization expense from acquired intangible assets as though the acquisition occurred as of the beginning of 2020. The Company's historical consolidated financial statements have been adjusted in the pro forma financial information to give effect to pro forma events that are directly attributable to the business combination and factually supportable. The unaudited pro forma financial information is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of 2020.

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
There were no amounts outstanding under the Credit Facility at December 31, 2021 or 2020. In March 2021, the Company borrowed $20.0 million under the Credit Facility. As of March 31, 2021, the effective interest rate on the amounts borrowed was 4.50%. In April 2021, the Company repaid the entire $20.0 million of outstanding borrowings under the Credit Facility. At December 31, 2021, the Company had $26.4 million of current borrowing capacity under the Credit Facility before the requirement to maintain the minimum fixed charge coverage ratio as discussed below. Debt issuance costs and legal fees related to the Credit Facility totaling $0.6 million were recorded as a deferred asset and are being amortized ratably over the term of the arrangement.
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
The Credit Facility contains various customary affirmative and negative covenants, including prohibiting the Company from incurring indebtedness without the lender’s consent. The Credit Facility also includes a financial covenant, that requires the Company to maintain a minimum fixed charge coverage ratio of 1.10 to 1.00 for the applicable measurement period, if the Company's Total Liquidity (as defined in the Credit Facility) is less than $5.0 million. The Company was in compliance with all applicable covenants at December 31, 2021.
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
Paycheck Protection Program
In April 2020, due to the economic uncertainty resulting from the impact of the COVID-19 pandemic on the Company's operations and to support its ongoing operations and retain all employees, the Company applied for a loan under the Paycheck Protection Program (PPP) of the Coronavirus Aid, Relief, and Economic Security Act (CARES Act). The Company received a loan in the original principal amount of $7.2 million. The Company subsequently repaid $1.0 million of the loan. Under the terms of the PPP, subject to specified limitations, the loan may be forgiven if the proceeds are used in accordance with the CARES Act. The Company used the loan proceeds for purposes consistent with the terms of the PPP and applied for

SEASPINE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
forgiveness of the entire $6.2 million loan balance, which was granted in June 2021. The $6.2 million gain on the loan forgiveness is included in other income, net, in the consolidated statement of operations. There are no amounts outstanding under the loan at December 31, 2021. The loan is subject to audit by the Small Business Association (SBA) for up to six years after the date of loan forgiveness. Should the SBA determine that the Company did not qualify for all or part of the loan, the Company would need to repay all or a part of the loan.

5. BALANCE SHEET DETAILS

Inventories.

Inventories consisted of:

	December 31, 2021	December 31, 2020
	(In thousands)
Finished goods	$49,405	$37,689
Work in process	17,644	10,087
Raw materials	5,250	6,265
	$72,299	$54,041

Property, Plant and Equipment.

Property, plant and equipment balances and corresponding useful lives were as follows:

	December 31, 2021	December 31, 2020	Useful Lives
	(In thousands)
Leasehold improvements	$6,501	$5,976	Shorter of lease term or useful life
Machinery and production equipment	10,408	9,577	3-10 years
Spinal instruments and sets	45,076	30,275	4-6 years
Information systems and hardware	8,186	7,554	3-7 years
Furniture and fixtures	2,097	1,640	3-5 years
Construction in progress	17,615	12,645
Total	89,883	67,667
Less accumulated depreciation and amortization	(42,991)	(36,245)
Property, plant and equipment, net	$46,892	$31,422
Depreciation and amortization expenses totaled $7.9 million and $6.5 million for the years ended December 31, 2021 and 2020, respectively, and included $1.0 million of expenses that were presented within cost of goods sold for the years ended December 31, 2021 and 2020, respectively. The cost of purchased instruments used to replace damaged instruments in existing sets and recorded directly to the instrument replacement expense totaled $3.9 million and $2.8 million for the years ended December 31, 2021 and 2020, respectively.
Identifiable Intangible Assets.
Primarily as a result of an expected shift in future product revenue mix more toward a parallel expanding interbody device based on the Company’s internally developed technology and, in turn, lower future revenue anticipated for the lordotic expanding implant based on technology the Company acquired from N.L.T. Spine Ltd. (NLT) and NLT Spine, Inc., a wholly owned subsidiary of NLT, the Company's estimated future net sales associated with those NLT product technologies decreased. Accordingly, the Company evaluated the ongoing value of the product technology intangible assets associated with the acquisition of these assets. Based on this evaluation, the Company determined that intangible assets with a carrying amount of $1.6 million were no longer recoverable and were impaired, and the Company wrote those intangible assets down to their

SEASPINE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
estimated fair value of $0.3 million at March 31, 2020. During the year ended December 31, 2021, there were no asset impairments.
Significant estimates used in determining the estimated fair value include measurements estimating cash flows and determining the appropriate discount rate, which are considered Level 3 inputs under Codification 820.
During the year ended December 31, 2021 and 2020, the Company recognized $1.8 million and $0.3 million, respectively, of product technology intangible assets related to the achievement of certain licensed technology development milestones under a license agreement.
The components of the Company’s identifiable intangible assets were:

	December 31, 2021
	Weighted Average Life	Cost	Accumulated Amortization	Net
		(In thousands)
Product technology	12 years	$65,642	$(32,484)	$33,158
Customer relationships	12 years	56,830	(49,241)	7,589
Trademarks/brand names	6 years	1,600	(438)	1,162
Other intangibles	8 years	159	(12)	147
		$124,231	$(82,175)	$42,056

	December 31, 2020
	Weighted Average Life	Cost	Accumulated Amortization	Net
		(In thousands)
Product technology	12 years	$32,891	$(29,766)	$3,125
Customer relationships	12 years	56,830	(46,072)	10,758
Trademarks/brand names	—	300	(300)	—
Other intangibles	—	$—	$—	$—
		$90,021	$(76,138)	$13,883
Annual amortization expense (including amounts reported in cost of goods sold) is expected to be approximately, $7.2 million in 2022, $6.6 million in 2023, $4.6 million in 2024, $3.3 million in 2025, and $3.3 million in 2026. Amortization expense totaled $6.0 million and $4.2 million for the years ended December 31, 2021 and 2020, respectively, and included $2.7 million and $1.0 million, respectively, of amortization of product technology intangible assets that was presented within cost of goods sold.
The Company assesses qualitative and quantitative factors to determine whether goodwill is impaired. The analysis includes assessing the impact of changes in certain factors including: (1) changes in forecasted operating results and comparing actual results to projections, (2) changes in the industry or our competitive environment since the acquisition date, (3) changes in the overall economy, our market share and market interest rates since the acquisition date, (4) trends in the stock price and related market capitalization and enterprise values, (5) trends in peer companies’ total enterprise value metrics, and (6) additional factors such as management turnover, changes in regulation and changes in litigation matters.
Based on the annual assessment performed On October 1, 2021, the Company concluded it was more likely than not that the estimated fair value of our reporting units exceeded their carrying value, and therefore, determined it was not necessary to perform a quantitative goodwill impairment test.

SEASPINE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
Equity Award Plans
Stock-based compensation expense, all related to employees and non-employee directors, was recognized as follows:

	Year Ended December 31,
	2021	2020
	(In Thousands)
Selling and marketing	$2,808	2,530
General and administrative	6,686	$5,607
Research and development	2,041	1,831
Cost of goods sold	321	389
Total stock-based compensation expense	11,856	10,357
No estimated tax benefit related to stock-based compensation expense was recognized for the years ended December 31, 2021 and 2020.
In May 2015, the Company adopted the 2015 Incentive Award Plan, which was subsequently amended and restated with approval of the Company's stockholders. In February and March 2018, the Company's board of directors approved amendments to the plan that increased the share reserve by an aggregate of 2,726,000 shares over the then-existing share reserve thereunder, subject to stockholder approval. The Company's stockholders approved both amendments in May 2018. In April 2020, the Company's board of directors approved an amendment to the plan that, among other things, increased the share reserve by an aggregate of 3,500,000 shares over the then-existing share reserve thereunder, subject to stockholder approval. The Company's stockholders approved the amendment in June 2020 (the 2015 Incentive Award Plan, as amended and restated to date, the Restated Plan). Under the Restated Plan, the Company can grant its employees, non-employee directors and consultants incentive stock options and non-qualified stock options, restricted stock, performance stock, dividend equivalent rights, stock appreciation rights, stock payment awards and other incentive awards. The aggregate number of shares that may be issued or transferred pursuant to awards under the Restated Plan is the sum of (1) the number of shares issuable upon exercise or vesting

SEASPINE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
of the equity awards issued by the Company's former parent company prior to the spin-off that were converted into the Company's equity awards under the Restated Plan as of the date of the spin-off and (2) 9,735,500 shares of the Company common stock in respect of awards granted under the Restated Plan. As of December 31, 2021, 3,005,875 shares were available for issuance under the Restated Plan.
In June 2018, the Company established the 2018 Employment Inducement Incentive Award Plan (the 2018 Inducement Plan). The terms of the 2018 Inducement Plan are substantially similar to the terms of the Restated Plan with these principal exceptions: (1) incentive stock options may not be granted under the 2018 Inducement Plan; (2) there are no annual limits on awards that may be issued to an individual under the 2018 Inducement Plan; (3) awards granted under the 2018 Inducement Plan are not required to be subject to any minimum vesting period; and (4) awards may be granted under the 2018 Inducement Plan only to those individuals and in those circumstances described below. An aggregate of 2,000,000 shares are reserved under the 2018 Inducement Plan. As of December 31, 2021, 1,926,740 shares were available for issuance under the 2018 Inducement Plan. As a result of the approval of the amendment to the Restated Plan by the Company's stockholders in June 2020, no awards will be granted under the 2018 Inducement Plan in the future.
In August 2020, the Company adopted the 2020 Employment Inducement Incentive Award Plan (the 2020 Inducement Plan). The terms of the 2020 Inducement Plan are substantially similar to the terms of the Restated Plan with four principal exceptions: (1) incentive stock options may not be granted under the 2020 Inducement Plan; (2) there are no annual limits on awards that may be issued to an individual under the 2020 Inducement Plan; (3) awards granted under the 2020 Inducement Plan are not required to be subject to any minimum vesting period; and (4) awards may be granted under the 2020 Inducement Plan only to those individuals and in those circumstances described below. An aggregate of 2,000,000 shares are reserved under the 2020 Inducement Plan. As of December 31, 2021, 1,339,294 share were available for issuance under the 2020 Inducement Plan.
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
Restricted Stock Awards and Restricted Stock Units
Restricted stock award and restricted stock unit grants to employees generally have a requisite service period of three years, and restricted stock award and restricted stock unit grants to non-employee directors generally have a requisite service period of one year. Both are subject to graded vesting. The Company expenses the fair value of restricted stock awards and restricted stock units on an accelerated basis over the vesting period or requisite service period, whichever is shorter. Stock-based compensation expense related to all equity awards includes an estimate for forfeitures. The expected forfeiture rate of all equity-based compensation is based on historical experience of pre-vesting forfeitures on awards by each homogeneous group of shareowners. For awards granted to non-executive employees, the forfeiture rate is estimated to be 9% and 13% annually for the years ended December 31, 2021 and 2020, respectively. There is no forfeiture rate applied to awards granted to non-employee directors or executive employees because their pre-vesting forfeitures are anticipated to be highly unlikely. As individual awards become fully vested, stock-based compensation expense is adjusted to recognize actual forfeitures.

SEASPINE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table summarizes restricted stock awards and restricted stock units granted to SeaSpine employees and non-employee directors during 2021:

	Restricted Stock Awards and Units
	Shares (In thousands)	Weighted Average Grant Date Fair Value Per Share
Unvested, January 1, 2021	797	$12.71
Granted	499	17.32
Cancellations	(66)	14.96
Released/Vested	(455)	12.51
Unvested, December 31, 2021	775	15.60
The weighted average grant date fair value of restricted stock awards and restricted stock units granted during 2021 and 2020 was $17.32 and $12.12, respectively. The total fair value of shares subject to restricted stock awards and restricted stock units that vested in 2021 and 2020 was $5.8 million and $6.0 million, respectively.
The Company recognized $6.6 million and $5.7 million in expense related to restricted stock awards and restricted stock units for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, there was approximately $4.1 million of unrecognized compensation expense related to the unvested portions of restricted stock awards and restricted stock units. This expense is expected to be recognized over a weighted-average period of approximately 1.0 years.
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

	Year Ended December 31,
	2021	2020
Expected dividend yield	0%	0%
Risk-free interest rate	0.6%	1.3%
Expected volatility	51.7%	46.4%
Expected term (in years)	4.9	4.9
The Company considered that it has never paid, and does not currently intend to pay, cash dividends. The risk-free interest rates are derived from the U.S. Treasury yield curve in effect on the date of grant for instruments with a remaining term similar to the expected term of the options. The expected volatility is calculated based upon the historical volatility of the Company's share prices. The expected term is calculated using the historical weighted average term of the Company’s options. In addition, the Company applies an expected forfeiture rate when amortizing stock-based compensation expense. The expected forfeiture rate of options is based on historical experience of pre-vesting forfeitures on awards by each homogeneous group of shareowners. For options granted to non-executive employees, the forfeiture rate is estimated to be 9% and 13% annually for the years ended December 31, 2021 and 2020, respectively. There is no forfeiture rate applied to options granted to non-employee directors and executive employees because their pre-vesting forfeitures are anticipated to be highly unlikely. As individual options become fully vested, stock-based compensation expense is adjusted to recognize actual forfeitures.

SEASPINE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
A summary of the options granted during 2021 and the total number of options outstanding as of December 31, 2021 and changes since January 1, 2021 are set forth below:

	Number of Shares Outstanding (In thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding, January 1, 2021	3,318	$14.33	4.67	$10,667
Granted	1,137	$18.50
Exercised	(168)	$12.66
Forfeited	(104)	$14.98
Outstanding, December 31, 2021	4,183	$15.51	4.59	$2,059
Vested or expected to vest, December 31, 2021	4,072	$15.41	4.52	$2,049
Exercisable, December 31, 2021	2,601	$14.55	3.23	$1,521
The weighted average grant date fair value of options granted during 2021 and 2020 was $8.10 and $4.79, respectively. The total fair value of shares vested was $2.1 million in 2021 and $2.1 million in 2020.
The Company recognized $4.2 million and $3.8 million in expense related to stock options for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, there was approximately $5.7 million of unrecognized compensation expense related to unvested stock options. This expense is expected to be recognized over a weighted-average period of approximately 1.6 years.
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
Subject to stockholder approval, on and effective as of November 2, 2018, the Company's board of directors approved an amendment to the ESPP pursuant to which the share reserve under the ESPP would increase from 400,000 shares to 800,000 shares. The Company's stockholders approved that amendment in May 2019. In December 2020, the Company's board of directors approved the issuance of an additional 500,000 shares of common stock under the ESPP. The Company's stockholders approved that amendment in June 2021. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended (the IRC). The ESPP contains a restart feature, such that if the market price of the stock at the end of any six-month purchase period is lower than the market price at the original grant date of an offering period, that offering period will terminate after that purchase date, and a new two-year offering period will commence on the January 1 or July 1 immediately following the date the original offering period terminated. This restart feature was triggered on the purchase date that occurred on June 30, 2020, such that the offering period that commenced on January 1, 2020 was terminated, and a new two-year offering period commenced on July 1, 2020 and will end on June 30, 2022. The Company applied share-based payment modification accounting to the awards that were initially valued at the grant date to determine the amount of any incremental fair value associated with the modified awards. The impact to stock-based compensation expense for modifications during the year ended December 31, 2021 was immaterial.
During the years ended December 31, 2021 and 2020, there were 199,843 and 153,302 shares of common stock, respectively, purchased under the ESPP. The Company recognized $1.0 million and $0.9 million in expense related to the ESPP for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, 427,317 shares were available under the ESPP for future issuance.

SEASPINE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The Company estimates the fair value of shares issued to employees under the ESPP using the Black-Scholes-Merton option-pricing model. The following weighted average assumptions were used in the calculation of fair value of shares under the ESPP at the grant date for the periods indicated:

	Year Ended December 31,
	2021	2020
Expected dividend yield	0%	0%
Risk-free interest rate	0.1%	0.7%
Expected volatility	40.7%	24.6%
Expected term (in years)	0.8	0.7

7. LEASES
The Company’s lease portfolio only includes operating leases. As of December 31, 2021, the weighted average remaining lease term of these operating leases was 5.3 years and the weighted average discount rate was 6.5%. For each of the years ended December 31, 2021 and 2020, lease expense, which represents expense from operating leases, was $2.3 million and $2.1 million.
A summary of the Company's remaining lease liabilities at December 31, 2021 are as follows:

Payments Due by Calendar Year
(In thousands)
2022	$2,830
2023	1,684
2024	1,468
2025	1,497
2026	1,543
Thereafter	1,227
Total undiscounted value of lease liabilities	$10,249
Less: present value adjustment	(1,635)
Less: short-term leases not capitalized	(514)
Present value of lease liabilities	8,100
Less: current portion of lease liability	(2,234)
Operating lease liability, less current portion	$5,866
8. INCOME TAXES
The Company is subject to income taxes in the U.S., Canada, Switzerland and France. Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are calculated based on the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases using the enacted income tax rates expected to be in effect during the years in which the temporary differences are expected to reverse. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Significant judgment is required in determining whether a valuation allowance should be recorded against deferred tax assets. In assessing the need for a valuation allowance, management considers all available evidence for each jurisdiction including past operating results, estimates of future taxable income and the feasibility of ongoing tax planning strategies. In the event that the Company changes its determination as to the amount of deferred tax assets that can be realized, the Company will adjust its valuation allowance with a corresponding impact to income tax expense in the period in which such determination is made.

SEASPINE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Income Tax Provision
Loss before income taxes consisted of:

	Year Ended December 31,
	2021	2020
	(In thousands)
United States operations	$(56,362)	$(42,251)
Foreign operations	916	(712)
	$(55,446)	$(42,963)
A reconciliation of the U.S. federal statutory rate to the Company’s effective tax rate is:

	Year Ended December 31,
	2021	2020
Federal statutory rate	21.0%	21.0%
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal tax benefit	0.1%	2.0%
Foreign operations	1.7%	(0.3)%
Changes in valuation allowances	(23.5)%	(22.3)%
Loan forgiveness	2.3%	—%
Research and development credit	0.3%	0.6%
Other	0.1%	(1.5)%
Effective tax rate	2.0%	(0.5)%
The provision/(benefit) for income taxes consisted of:

	Year Ended December 31,
	2021	2020
	(In thousands)
Current:
Federal	$—	$—
State	110	87
Foreign	77	28
Total current	$187	$115
Deferred:
Federal	123	—
State	56	—
Foreign	(1,466)	103
Total deferred	$(1,287)	$103
Provision for income taxes	$(1,100)	$218

SEASPINE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The income tax effects of significant temporary differences that give rise to deferred tax assets and liabilities, shown before jurisdictional netting, are presented below:

	Year Ended December 31,
	2021	2020
	(In thousands)
Deferred tax assets:
Doubtful accounts	$48	$47
Inventory related items	12,453	12,317
Tax credits	1,673	563
Compensation accruals	2,000	1,479
Lease liability	1,618	2,014
Stock compensation	5,890	4,947
Net operating loss carryforwards	59,541	45,744
Intangible and fixed assets	9,035	10,740
Other	1,539	444
Total deferred tax assets	93,797	78,295
Less valuation allowance	(91,473)	(75,147)
Deferred tax assets after valuation allowance	$2,324	$3,148
Deferred tax liabilities:
Intangible assets	3,648	—
Right-of-use assets	1,364	1,721
Prepaid expenses	598	432
Unrealized gains and losses	983	954
Total deferred tax liabilities	$6,593	$3,107
Net deferred tax (liabilities)/assets	$(4,269)	$41
At December 31, 2021, the Company had net operating loss carryforwards of $237.3 million for federal and $135.0 million for state income tax purposes. The Company also had net operating loss carryforwards of $5.6 million for foreign income tax purposes. These loss carryforwards begin to expire in 2022 for foreign income tax purposes and in 2027 for federal and state income tax purposes, and continue to expire through 2042. The Company’s net operating loss carryforwards generated after 2017 for federal income tax purposes do not expire. The tax benefit recorded for net operating losses, net of valuation allowance, was immaterial.
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

SEASPINE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
deferred tax asset considered realizable, however, could change in the near term if estimates which require significant judgment of future taxable income during the carryforward period are increased or decreased.
A reconciliation of the Company’s uncertain tax benefits is as follows:

	Year Ended December 31,
	2021	2020
	(In thousands)
Balance, beginning of year	$563	$319
Gross increases:
Prior years’ tax positions	—	74
Current year tax positions	166	170
Gross decreases:
Prior years' tax positions	(14)	—
Statute of limitations lapses	—	—
Balance, end of year	$715	$563
The Company recognizes interest and penalties relating to uncertain tax positions in income tax expense. The amounts recorded in 2021 and 2020 were not significant.
The Company files income tax returns as prescribed by tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state, local and foreign jurisdictions where applicable based on the statute of limitations that apply in each jurisdiction. The Company has no open income tax audits with any taxing authority as of December 31, 2021. The Company is still subject to income tax examinations by U.S. federal and state tax authorities for the years 2016 through 2020. Open years for foreign jurisdictions are from 2015 through 2020. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss carryforward amount.
On March 27, 2020, Congress enacted the CARES Act to provide certain relief as a result of the COVID-19 pandemic. The CARES Act, among other things, includes provisions relating to net operating loss carryback periods, alternative minimum tax credit refunds, and modification to the net interest deduction limitations. The CARES Act did not have a material impact on the Company's consolidated financial statements for the year ended December 31, 2021 and 2020.
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

SEASPINE HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
10. SEGMENT AND GEOGRAPHIC INFORMATION
Management assessed its segment reporting based on how it internally manages and reports the results of its business to its chief operating decision maker. Management reviews financial results, manages the business and allocates resources on an aggregate basis. Therefore, financial results are reported in a single operating segment: the development, manufacture and marketing of orthobiologics, spinal implants, and image guided navigation systems. The Company reports revenue in two product categories: orthobiologics and spinal implants and enabling technologies. Orthobiologics products consist of a broad range of advanced and traditional bone graft substitutes that are designed to improve bone fusion rates following surgery. The spinal implants and enabling technologies portfolio consists of an extensive line of products for minimally invasive surgery, complex spine, deformity and degenerative procedures, as well as a surgical navigation system. The Company attributes revenues to geographic areas based on the location of the customer.
The following table disaggregates revenue by major sales channel for each of the periods presented (in thousands):

	Year Ended December 31, 2021
	United States	International	Total
	(In thousands)
Orthobiologics	$83,249	$8,573	$91,822
Spinal implants and enabling technologies	$88,192	$11,437	99,629
Total revenue, net	$171,441	$20,010	$191,451

	Year Ended December 31, 2020
	United States	International	Total
	(In thousands)
Orthobiologics	$71,346	$7,037	$78,383
Spinal implants and enabling technologies	$67,550	$8,412	$75,962
Total revenue, net	$138,896	$15,449	$154,345

11. EMPLOYEE BENEFIT PLAN
The Company has a defined contribution savings plan under section 401(k) of the IRC. The plan covers substantially all employees. The Company matches employee contributions made to the plan according to a specified formula. The Company’s matching contributions totaled approximately $1.1 million for each of the years ended December 31, 2021 and 2020.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Additions/Deductions	Balance at End of Period
Description
	(In thousands)
Year ended December 31, 2021:
Allowance for doubtful accounts and sales returns and other credits	$192	$—	$—	$(118)	$74
Inventory Reserves	38,015	7,031	—	(2,762)	42,284
Deferred tax asset valuation allowance	75,147	16,326	—	—	91,473
Year ended December 31, 2020:
Allowance for doubtful accounts and sales returns and other credits	$111	$—	$—	$81	$192
Inventory Reserves	32,237	6,903	—	(1,125)	38,015
Deferred tax asset valuation allowance	65,576	9,571	—	—	75,147
r

