Form 10-Q
period 2022-03-31
SeaSpine Holdings Corp
filed 2022-05-09
CIK 1637761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of May 5, 2022 was 36,800,199.

SEASPINE HOLDINGS CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SEASPINE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2022	2021
Total revenue, net	$50,693	$41,954
Cost of goods sold	20,376	15,366
Gross profit	30,317	26,588
Operating expenses:
Selling and marketing	29,506	23,399
General and administrative	10,939	10,427
Research and development	5,850	4,506
Intangible amortization	856	792
Total operating expenses	47,151	39,124
Operating loss	(16,834)	(12,536)
Other income (expense), net	2	(159)
Loss before income taxes	(16,832)	(12,695)
(Benefit) provision for income taxes	(228)	25
Net loss	$(16,604)	$(12,720)
Net loss per share, basic and diluted	$(0.45)	$(0.46)
Weighted average shares used to compute basic and diluted net loss per share	36,754	27,913
The accompanying notes are an integral part of these condensed consolidated financial statements.

SEASPINE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2022	2021
Net loss	$(16,604)	$(12,720)
Other comprehensive loss
Foreign currency translation adjustments	(175)	(357)
Comprehensive loss	$(16,779)	$(13,077)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SEASPINE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except par value data)

	March 31, 2022	December 31, 2021

ASSETS
Current assets:
Cash and cash equivalents	$81,435	$83,106
Trade accounts receivable, net of allowances of $192 and $74	36,073	36,231
Inventories	76,534	72,299
Prepaid expenses and other current assets	3,998	4,328
Total current assets	198,040	195,964
Property, plant and equipment, net	50,395	46,892
Right of use assets	6,543	6,948
Intangible assets, net	40,213	42,056
Goodwill	84,595	84,595
Other assets	624	812
Total assets	$380,410	$377,267
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable, trade	16,482	20,301
Accrued compensation	6,380	8,769
Accrued commissions	10,229	9,877
Short-term debt	25,000	—
Short-term lease liability	2,228	2,234
Deferred revenue	2,373	1,545
Other accrued expenses and current liabilities	10,259	10,255
Total current liabilities	72,951	52,981
Long-term lease liability	5,398	5,866
Deferred tax liability, net	3,922	4,308
Other liabilities	1,318	1,748
Total liabilities	83,589	64,903

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value; 15,000 authorized; no shares issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value; 60,000 authorized; 36,789 and 36,584 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	368	366
Additional paid-in capital	585,265	584,031
Accumulated other comprehensive income	1,395	1,570
Accumulated deficit	(290,207)	(273,603)
Total stockholders' equity	296,821	312,364
Total liabilities and stockholders' equity	$380,410	$377,267
The accompanying notes are an integral part of these condensed consolidated financial statements.

SEASPINE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2022	2021
OPERATING ACTIVITIES:
Net loss	$(16,604)	$(12,720)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,202	2,747
Instrument replacement expense	1,018	730
Provision for excess and obsolete inventories	2,485	1,321
Stock-based compensation	2,819	2,546
Other	(449)	(36)
Changes in assets and liabilities, net of the effects from acquisition:
Accounts receivable	45	1,021
Inventories	(5,549)	(5,411)
Prepaid expenses and other current assets	329	1,150
Other non-current assets	166	228
Accounts payable	(719)	3,941
Accrued commissions	351	850
Other accrued expenses and current liabilities	(2,666)	683
Other non-current liabilities	(421)	(8)
Net cash used in operating activities	(14,993)	(2,958)
INVESTING ACTIVITIES:
Purchases of property and equipment	(9,359)	(3,750)
Additions to technology assets	(700)	(350)
Net cash used in investing activities	(10,059)	(4,100)
FINANCING ACTIVITIES:
Borrowings under credit facility	25,000	20,000
Proceeds from exercise of stock options	3	496
Repurchases of common stock for income tax withheld upon vesting of restricted stock awards and restricted stock units	(1,587)	(2,418)
Payment of contingent royalty consideration liabilities in connection with acquisition of business	(18)	(19)
Net cash provided by financing activities	23,398	18,059
Effect of exchange rate changes on cash and cash equivalents	(17)	(65)
Net change in cash and cash equivalents	(1,671)	10,936
Cash and cash equivalents at beginning of period	83,106	76,813
Cash and cash equivalents at end of period	$81,435	$87,749
Supplemental cash flow information:
Interest paid	$114	$63
Income taxes paid	$—	$10
Non-cash investing activities:
Purchases of property and equipment in liabilities	$3,506	$4,556
Intangible assets payments in liabilities	$—	$350
The accompanying notes are an integral part of these condensed consolidated financial statements.

SEASPINE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands)

	Common Stock		Additional	Accumulated Other		Total
	Number of		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss) (see Note 1)	Deficit	Equity
Balance December 31, 2021	36,584	$366	$584,031	$1,570	$(273,603)	$312,364
Net loss	—	—	—	—	(16,604)	(16,604)
Foreign currency translation adjustment	—	—	—	(175)	—	(175)
Issuance of common stock- Exchangeable Shares	50	1	(1)	—	—	—
Restricted stock issued	155	1	—	—	—	1
Issuance of common stock - exercise of stock options	—	—	3	—	—	3
Repurchases of common stock for income tax withheld upon vesting of restricted stock awards and restricted stock units	—	—	(1,587)	—	—	(1,587)
Stock-based compensation	—	—	2,819	—	—	2,819
Balance March 31, 2022	36,789	368	585,265	1,395	(290,207)	296,821

	Common Stock		Additional	Accumulated Other		Total
	Number of		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss) (see Note 1)	Deficit	Equity
Balance December 31, 2020	27,729	$277	$388,574	$2,124	$(219,257)	$171,718
Net loss	—	—	—	—	(12,720)	(12,720)
Foreign currency translation adjustment	—	—	—	(357)	—	(357)
Restricted stock issued	175	2	—	—	—	2
Issuance of common stock - exercise of stock options	44	—	496	—	—	496
Repurchases of common stock for income tax withheld upon vesting of restricted stock awards and restricted stock units	—	—	(2,418)	—	—	(2,418)
Stock-based compensation	—	—	2,546	—	—	2,546
Balance March 31, 2021	27,948	279	389,198	1,767	(231,977)	159,267

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
SeaSpine is a global medical technology company focused on the design, development, and commercialization of surgical solutions for the treatment of patients suffering from spinal disorders. SeaSpine’s complete procedural solutions feature its FLASH™ Navigation, a system designed to improve accuracy of screw placement and provide a cost-effective, rapid, radiation-free solution to surgical navigation, and a comprehensive portfolio of spinal implants and orthobiologics to meet the varying combinations of products that neurosurgeons and orthopedic spine surgeons need to facilitate spinal fusion in degenerative, minimally invasive surgery (MIS), and complex spinal deformity procedures on the lumbar, thoracic and cervical spine.
Basis of Presentation and Principles of Consolidation
The Company prepared the unaudited interim condensed consolidated financial statements included in this report in accordance with accounting principles generally accepted in the U.S. (GAAP) for interim financial information and the rules and regulations of the Securities and Exchange Commission (SEC) related to quarterly reports on Form 10-Q.
The Company’s financial statements are presented on a consolidated basis. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. The unaudited interim condensed consolidated financial statements do not include all information and disclosures required by GAAP for annual audited financial statements and should be read with the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the SEC. In the opinion of management, the unaudited interim condensed consolidated financial statements included in this report have been prepared on the same basis as the Company's audited consolidated financial statements and include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations, cash flows, and statement of equity for periods presented. The results for the three months ended March 31, 2022 are not necessarily indicative of the results expected for the full year. The condensed consolidated balance sheet as of December 31, 2021 was derived from the audited consolidated balance sheet for the year ended December 31, 2021. Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.
Concentration of Risk
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Below is a summary of certain of the Company's significant accounting policies. For a comprehensive description of the Company's accounting policies, refer to the Annual Report on Form 10-K for the year ended December 31, 2021.
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
Risk and Uncertainties
The full extent to which the COVID-19 pandemic or the ongoing conflict in Ukraine will directly or indirectly impact the Company's business, results of operations and financial condition, including revenues, expenses, manufacturing, research and development costs and employee-related compensation, will depend on future developments that are highly uncertain, including, with respect to COVID-19, as a result of variants of the virus that causes COVID-19 or other information that may emerge concerning COVID-19 and the actions taken to contain or treat COVID-19, and with respect to the ongoing conflict in Ukraine, the impact thereof on the supply chain for titanium, which is used in certain of our products, as well as the broader macroeconomic impact arising from both COVID-19 and the conflict on local, regional, national and international customers and markets. The Company has made estimates of the impact of the pandemic within its financial statements and there may be changes to those estimates in future periods. Actual results may differ from these estimates.
The Company has not achieved profitable operations, nor is there assurance that profitable operations will ever be achieved, and, if achieved, could be sustained on a continuing basis. The Company is subject to a number of risks similar to other medical device companies, including, but not limited to, risks related to maintaining high levels of inventory, raising additional capital, and the successful discovery, development, and commercialization of products. As a result of these and other factors and the related uncertainties, there can be no assurance of the Company’s future success.

Based on the Company’s updated operating plans, the Company believes that it has sufficient resources to fund operations through the first quarter of 2023 with its existing cash and equivalents. However, based on the Company’s recurring losses from operations and the expectation of continued operating losses, the Company will need to raise additional capital to finance its future operations. If the Company is unable to raise such additional capital, it may raise substantial doubt about the Company’s ability to continue as a going concern. In the near term, the Company plans to alleviate this risk through a three year extension and expansion of its $30 million credit facility, which is expected to close during the second quarter of 2022. Longer term, the Company expects to raise additional capital through the sale of common stock in public offerings and/or private placements, debt financings, or through other capital sources.

Although the Company has been successful in raising capital in the past, there is no assurance that it will be successful in obtaining such additional financing on terms acceptable to the Company, if at all. If the Company is unable to obtain sufficient funding on acceptable terms, it could be forced to delay, reduce or eliminate some or all of its projected inventory and capital expenditures spend, research and development programs or commercialization activities, which could materially adversely affect its business prospects or its ability to continue operations.
Recently Adopted Accounting Standards
In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU or Update) No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires credit losses on most financial assets measured at amortized cost, including trade receivables, and certain other instruments to be measured using an expected credit loss model, referred to as the current expected credit loss (CECL) model. Under this model, entities will estimate credit losses over the entire contractual term of the instrument. The FASB subsequently issued other related ASUs that amend ASU No. 2016-13 to provide clarification and additional guidance. The new standard was effective for the Company beginning January 1, 2022 and primarily impacted trade accounts receivable. The amendments in this update were adopted using a modified retrospective transition method as of January 1, 2022, which had no cumulative impact to retained earnings. The adoption of this new standard had no material impact on the Company's consolidated financial statements. The Company's concentrations of credit risks are limited due to the large number of customers and their dispersion across a number of geographic areas. Substantially all of the Company's trade receivables are concentrated in the public and private hospital and healthcare industry in the U.S. and internationally or with distributors who operate in international markets. The Company's historical credit losses have not been significant due to this dispersion and the financial stability of the Company's customers. The Company considers credit losses immaterial to its business and, therefore, has not provided all the disclosures otherwise required by the standard. The Company updated its accounting policy disclosure for accounts receivable as follows:

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Trade accounts receivable in the accompanying consolidated balance sheets are presented net of allowances for doubtful accounts for expected credit losses and sales returns and other credits. The Company grants credit to customers in the normal course of business, but generally does not require collateral or any other security to support its receivables.
The Company evaluates the collectability of accounts receivable based on a combination of factors. In circumstances where a specific customer is unable to meet its financial obligations to the Company, a provision to the allowances for doubtful accounts for expected credit losses is recorded to reduce the net recognized receivable to the amount that is reasonably expected to be collected. For all other customers, a provision to the allowances for doubtful accounts for expected credit losses is recorded based on factors including the length of time the receivables are past due, the current business environment, the geographic market and the Company’s historical experience. Provisions to the allowances for doubtful accounts for expected credit losses are recorded to general and administrative expenses. Account balances are charged off against the allowance when it is probable that the receivable will not be recovered. The allowance for doubtful accounts for expected credit losses was $192 thousand and $74 thousand as of March 31, 2022 and December 31, 2021, respectively.
In January 2017, the FASB issued Update No. 2017-04, Simplifying the Test for Goodwill Impairment (ASU 2017-04). ASU 2017-04 simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. ASU 2017-04 was effective for the Company beginning January 1, 2022 and was applied on a prospective basis. The adoption of ASU 2017-04 had no material impact on its consolidated financial statements.
In May 2021, the FASB issued Update No. 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity's Own Equity (Subtopic 815-40) Issuer's Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. This Update addresses issuer's accounting for certain modifications or exchanges of freestanding equity-classified written call options. The new standard was effective for the Company beginning January 1, 2022. The adoption of this new standard had no material impact on its consolidated financial statements.
In July 2021, the FASB issued Update No. 2021-05, Leases (Topic 842): Lessors—Certain Leases with Variable Lease Payments. Under this standard, lessors will classify leases with variable payments that do not depend on an index or rate as operating leases if a different classification would result in a commencement date selling loss. The new standard was effective for the Company beginning January 1, 2022 and early adoption is permitted. The adoption of this new standard had no material impact on its consolidated financial statements.
Net Loss Per Share
The Company follows the two-class method when computing net loss per share. Because the Company's board of directors has discretion in declaring/issuing dividends on the Company's common stock, these dividend rights meet the definition for participating securities. Basic and diluted net loss per share was calculated using the weighted-average number of shares of common stock outstanding during the period. The weighted average number of shares used to compute diluted net loss per share excludes any assumed issuance of common stock upon exercise of stock options, any assumed issuance of common stock under restricted stock awards or units, and any assumed issuances under the Company's employee stock purchase plan, because the effect, in each case, would be antidilutive. Common stock equivalents, including the Exchangeable Shares (as defined below), of 7.2 million and 4.8 million shares for the three months ended March 31, 2022 and 2021, respectively, were excluded from the calculation because of their antidilutive effect.
3. DEBT AND INTEREST
Credit Agreement
In December 2015, the Company entered into a credit facility with Wells Fargo Bank, N.A. (as amended, the Credit Facility). The Credit Facility provides an asset-backed revolving line of credit of up to $30.0 million and matures on July 27, 2022. In connection with entering into the Credit Facility, the Company was required to become a guarantor and to provide a security interest in substantially all its assets for the benefit of the counterparty.
As of March 31, 2022, there was $25.0 million outstanding under the Credit Facility. There were no amounts outstanding under the credit facility at December 31, 2021. As of March 31, 2022, the effective interest rate on the amounts borrowed was 4.75%. At March 31, 2022, the Company had $1.4 million of current borrowing capacity under the Credit Facility before the requirement to maintain the minimum fixed charge coverage ratio as discussed below. Debt issuance costs and legal fees

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
related to the Credit Facility totaling $0.6 million were recorded as a deferred asset and are being amortized ratably over the term of the arrangement.
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
The Credit Facility contains various customary affirmative and negative covenants, including prohibiting the Company from incurring indebtedness without the lender’s consent. The Credit Facility also includes a financial covenant that requires the Company to maintain a minimum fixed charge coverage ratio of 1.10 to 1.00 for the applicable measurement period, if the Company's Total Liquidity (as defined in the Credit Facility) is less than $5.0 million. The Company was in compliance with all applicable covenants at March 31, 2022.
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

4. INVENTORIES
Inventories consisted of:

	March 31, 2022	December 31, 2021
	(In thousands)
Finished goods	$52,480	$49,405
Work in process	17,794	17,644
Raw materials	6,260	5,250
	$76,534	$72,299

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
Property, plant and equipment balances and corresponding useful lives were as follows:

	March 31, 2022	December 31, 2021	Useful Lives
	(In thousands)
Leasehold improvements	$6,515	$6,501	Shorter of lease term or useful life
Machinery and production equipment	10,748	10,408	3	-	10	years
Spinal instruments and sets	44,231	45,076	4	-	6	years
Information systems and hardware	9,306	8,186	3	-	7	years
Furniture and fixtures	2,100	2,097	3	-	5	years
Construction in progress	19,235	17,615
Total	92,135	89,883
Less accumulated depreciation and amortization	(41,740)	(42,991)
Property, plant and equipment, net	$50,395	$46,892
Depreciation and amortization expenses totaled $2.4 million and $1.7 million for the three months ended March 31, 2022 and 2021, respectively. The cost of purchased instruments used to replace damaged instruments in existing sets and recorded directly to instrument replacement expense totaled $1.0 million and $0.7 million for the three months ended March 31, 2022 and 2021, respectively.

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
The components of the Company’s identifiable intangible assets were:

	March 31, 2022
	Weighted Average Life	Cost	Accumulated Amortization	Net
	(Dollars in thousands)
Product technology	12 years	$65,642	$(33,471)	$32,171
Customer relationships	12 years	56,830	(50,034)	$6,796
Trademarks/brand names	6 years	1,600	(497)	$1,103
Other intangibles	8 years	$160	$(17)	$143
		$124,232	$(84,018)	$40,213

	December 31, 2021
	Weighted Average Life	Cost	Accumulated Amortization	Net
	(Dollars in thousands)
Product technology	12 years	$65,642	$(32,484)	$33,158
Customer relationships	12 years	56,830	(49,241)	7,589
Trademarks/brand names	6 years	1,600	(438)	1,162
Other intangibles	8 years	159	(12)	147
		$124,231	$(82,175)	$42,056
Annual amortization expense (including amounts reported in cost of goods sold) is expected to be approximately $7.2 million in 2022, $6.6 million in 2023, $4.6 million in 2024, $3.3 million in 2025, and $3.3 million in 2026. For the three months ended March 31, 2022 and 2021, amortization expense totaled $1.8 million and $1.1 million, respectively, and included $1.0 million and $0.3 million, respectively, of amortization of product technology intangible assets that is presented within cost of goods sold.

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. EQUITY AND STOCK-BASED COMPENSATION
Common Stock
In April 2021, the Company entered into an Underwriting Agreement with Piper Sandler & Co., Canaccord Genuity LLC, and Stifel, Nicolaus & Company, Incorporated relating to the issuance and sale of 4,500,000 shares of the Company's common stock at a price to the public of $19.50 per share, before underwriting discounts and commissions. Under the terms of that agreement, the Company granted the underwriters an option, exercisable for 30 days, to purchase up to an additional 675,000 shares of common stock. The underwriters exercised this option and the offering closed on April 20, 2021 with the sale of 5,175,000 shares of common stock, resulting in net proceeds to the Company of approximately $95 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. The Company used a portion of the net proceeds from the offering to repay all of its then-outstanding borrowings under the Credit Facility and to finance the cash consideration of $27.5 million for the Company's acquisition of 7D Surgical.
In May 2021, the Company issued 2,991,054 shares of the Company’s common stock and 1,298,648 Exchangeable Shares in connection with Company's acquisition of 7D Surgical.
Equity Award Plans
In May 2015, the Company adopted the 2015 Incentive Award Plan, which was subsequently amended and restated with approval of the Company's stockholders. In February and March 2018, the Company's board of directors approved amendments to the plan that increased the share reserve by an aggregate of 2,726,000 shares over the then-existing share reserve thereunder, subject to stockholder approval. The Company's stockholders approved both amendments in May 2018. In April 2020, the Company's board of directors approved an amendment to the plan that, among other things, increased the share reserve by an aggregate of 3,500,000 shares over the then-existing share reserve thereunder, subject to stockholder approval. The Company's stockholders approved the amendment in June 2020 (the 2015 Incentive Award Plan, as amended and restated to date, the Restated Plan). Under the Restated Plan, the Company can grant its employees, non-employee directors and consultants incentive stock options and non-qualified stock options, restricted stock, performance stock, dividend equivalent rights, stock appreciation rights, stock payment awards and other incentive awards. The aggregate number of shares that may be issued or transferred pursuant to awards under the Restated Plan is the sum of (1) the number of shares issuable upon exercise or vesting of the equity awards issued by the Company's former parent company prior to the spin-off that were converted into the Company's equity awards under the Restated Plan as of the date of the spin-off and (2) 9,735,500 shares of the Company's common stock in respect of awards granted under the Restated Plan. As of March 31, 2022, 1,652,293 shares were available for issuance under the Restated Plan.
In August 2020, the Company adopted the 2020 Employment Inducement Incentive Award Plan (the 2020 Inducement Plan). The terms of the 2020 Inducement Plan are substantially similar to the terms of the Restated Plan with four principal exceptions: (1) incentive stock options may not be granted under the 2020 Inducement Plan; (2) there are no annual limits on awards that may be issued to an individual under the 2020 Inducement Plan; (3) awards granted under the 2020 Inducement Plan are not required to be subject to any minimum vesting period; and (4) awards may be granted under the 2020 Inducement Plan only to those individuals and in those circumstances described below. An aggregate of 2,000,000 shares are reserved under the 2020 Inducement Plan. As of March 31, 2022, 1,273,950 shares were available for issuance under the 2020 Inducement Plan.
The 2020 Inducement Plan was adopted by the Company’s board of directors without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. In accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules, awards under the plan may only be made to an employee who has not previously been an employee or member of the Company's board of directors or of any board of directors of any parent or subsidiary of the Company, or following a bona fide period of non-employment by the Company or a parent or subsidiary, if he or she is granted such award in connection with his or her commencement of employment with the Company or a subsidiary and such grant is an inducement material to his or her entering into employment with the Company or such subsidiary.
Forfeiture Rate Assumptions
Stock-based compensation expense related to all equity awards includes an estimate for forfeitures. The expected forfeiture rate of all equity-based compensation is based on historical experience of pre-vesting forfeitures on awards and options by each homogeneous group of shareowners. For awards and options granted to non-executive employees, the forfeiture rate is estimated to be 9% and 13% annually for the three months ended March 31, 2022 and 2021, respectively. There is no forfeiture rate applied to awards or options granted to non-employee directors or executive employees because their pre-vesting forfeitures are anticipated to be highly unlikely. As individual awards and options become fully vested, stock-based compensation expense is adjusted to recognize actual forfeitures.

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
No restricted stock units were granted to non-employee directors during either of the three months ended March 31, 2022 or 2021. There were 4,021 restricted stock awards granted to non-employee directors during the three months ended March 31, 2021. No restricted stock awards were granted to non-employee directors during the three months ended March 31, 2022.
During the three months ended March 31, 2022 and 2021, 676,523 and 384,585 restricted stock units were granted to employees, respectively. No restricted stock awards were granted to employees during either of the three months ended March 31, 2022 or 2021.
As of March 31, 2022, there was approximately $10.6 million of unrecognized compensation expense related to the unvested portions of restricted stock awards and restricted stock units. This expense is expected to be recognized over a weighted-average period of approximately 1.6 years.
Stock Options
Stock option grants to employees generally have a requisite service period of four to five years, and stock option grants to non-employee directors generally have a requisite service period of one year. Both are subject to graded vesting. The Company records stock-based compensation expense associated with stock options on an accelerated basis over the applicable vesting period within each grant and based on their fair value at the date of grant using the Black-Scholes-Merton option pricing model. There were 524,045 and 533,863 stock options granted during the three months ended March 31, 2022 and 2021, respectively. The following weighted-average assumptions were used in the calculation of fair value for options granted during the period indicated.

	Three Months Ended March 31,
	2022	2021
Expected dividend yield	—%	—%
Risk-free interest rate	1.7%	0.5%
Expected volatility	52.1%	51.5%
Expected term (in years)	5.4	5.3
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
As of March 31, 2022, there was approximately $7.5 million of unrecognized compensation expense related to unvested stock options. This expense is expected to be recognized over a weighted-average period of approximately 1.7 years.
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
Subject to stockholder approval, on and effective as of November 2, 2018, the Company's board of directors approved an amendment to the ESPP pursuant to which the share reserve under the ESPP would increase from 400,000 shares to 800,000 shares. The Company's stockholders approved that amendment in May 2019. In December 2020, the Company's board of

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
directors approved the issuance of an additional 500,000 shares of common stock under the ESPP. The Company's stockholders approved that amendment in June 2021. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended (the IRC). The ESPP contains a restart feature, such that if the market price of the stock at the end of any six-month purchase period is lower than the market price at the original grant date of an offering period, that offering period will terminate after that purchase date, and a new two-year offering period will commence on the January 1 or July 1 immediately following the date the original offering period terminated. This restart feature was triggered on the purchase date that occurred on December 31, 2021, such that the offering periods that commenced on January 1, 2021 and July 1, 2021 were terminated, and a new two-year offering period commenced on January 1, 2022 and will end on December 31, 2023. The Company applied share-based payment modification accounting to the awards that were initially valued at the grant date to determine the amount of any incremental fair value associated with the modified awards. The impact to stock-based compensation expense for modifications during the three months ended March 31, 2022 was immaterial.
There were no shares of common stock purchased under the ESPP during either of the three months ended March 31, 2022 or 2021. The Company recognized $0.2 million and $0.3 million in expense related to the ESPP for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, 427,317 shares were available under the ESPP for future issuance.
The Company estimates the fair value of shares issued to employees under the ESPP using the Black-Scholes-Merton option-pricing model. The following weighted average assumptions were used in the calculation of fair value of shares under the ESPP at the grant date for the periods indicated:

	Three Months Ended March 31,
	2022	2021
Expected dividend yield	—%	—%
Risk-free interest rate	0.5%	0.1%
Expected volatility	56.2%	64.3%
Expected term (in years)	1.3	1.2
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
The Company’s lease portfolio only includes operating leases. As of March 31, 2022, the weighted average remaining lease term of these operating leases was 5.1 years and the weighted average discount rate was 6.5%. For the three months ended March 31, 2022 and 2021, lease expense, which represents expense from operating leases, was $0.6 million and $0.5 million, respectively.
A summary of the Company's remaining lease liabilities at March 31, 2022 are as follows:

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Operating Leases
(In thousands)
2022	2,199
2023	1,686
2024	1,470
2025	1,499
2026	1,546
Thereafter	1,239
Total undiscounted value of lease liabilities	$9,639
Less: present value adjustment	(1,509)
Less: short-term leases not capitalized	(504)
Present value of lease liabilities	7,626
Less: current portion of lease liability	(2,228)
Operating lease liability, less current portion	$5,398

9. INCOME TAXES
The following table summarizes the Company’s effective tax rate for the periods indicated:

	Three Months Ended March 31,
	2022	2021

Reported income tax expense rate	1.4%	(0.2)%
The Company recorded a an income tax benefit for the three months ended March 31, 2022 primarily related to the change in deferred tax assets and liabilities in foreign jurisdictions, offset by current activity in state and foreign operations as well as the change in U.S. indefinite lived deferred tax liabilities. The Company recorded an income tax provision for the three months ended 2021 primarily related to federal, foreign and state operations.
In addition, for all periods presented, the pretax losses incurred by the consolidated U.S. tax group received no corresponding tax benefit because the Company concluded that it is not more-likely-than-not that the full value of any resulting deferred tax assets will be realized. The Company will continue to assess its position in future periods to determine if it is appropriate to reduce a portion of its valuation allowance in the future.
The acquisition of 7D Surgical was a treated as an asset purchase for U.S. tax purposes and a stock purchase for Canadian tax purposes in 2021. As such, the Company recorded deferred tax assets and liabilities on its Canadian tax attributes. The Company continues to use its deferred tax liabilities as a source of income against a portion of its deferred tax assets. A valuation allowance was recorded for the portion of the deferred tax assets that are not more-likely-than-not to be realized.
As part of the Tax Cuts and Jobs Act of 2017 (TCJA), beginning with the Company's 2022 tax year, the Company is required to capitalize research and development expenses, as defined under Internal Revenue Code section 174. For expenses that are incurred for research and development in the U.S., the amounts will be amortized over 5 years, and expenses that are incurred for research and experimentation outside the U.S. will be amortized over 15 years. This provision is not expected to have a significant impact to the consolidated financial statements.

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
10. COMMITMENTS AND CONTINGENCIES
In consideration for certain technology, manufacturing, distribution, and selling rights and licenses granted to the Company, the Company agreed to pay royalties on sales of certain products sold by the Company. Except for the royalties paid to N.L.T. Spine Ltd. (NLT), the royalties the Company paid are included as a component of cost of goods sold in the consolidated statements of operations.
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

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
11. SEGMENT AND GEOGRAPHIC INFORMATION
Segment Reporting
Management assessed its segment reporting based on how it internally manages and reports the results of its business to its chief operating decision maker. Management reviews financial results, manages the business and allocates resources on an aggregate basis. Therefore, financial results are reported in a single operating segment: the development, manufacture and marketing of orthobiologics, spinal implants and enabling technologies. The Company reports revenue in two product categories: (1) orthobiologics and (2) spinal implants and enabling technologies. Orthobiologics products consist of a broad range of advanced and traditional bone graft substitutes designed to improve bone fusion rates following a wide range of orthopedic surgeries, including spine, hip, and extremities procedures. The spinal implants and enabling technologies portfolio consists of an extensive line of products and image-guided surgical solutions to facilitate spinal fusion in degenerative, minimally invasive surgery (MIS), and complex spinal deformity procedures. The Company attributes revenues to geographic areas based on the location of the customer.
The following table disaggregates revenue by major sales channel for each of the periods presented (in thousands):

	Three Months Ended March 31, 2022
	United States	International	Total
Orthobiologics	$21,321	$2,201	$23,522
Spinal Implants and Enabling Technologies	24,172	2,999	27,171
Total revenue, net	$45,493	$5,200	$50,693

	Three Months Ended March 31, 2021
	United States	International	Total
Orthobiologics	$19,060	$2,428	$21,488
Spinal Implants and Enabling Technologies	18,410	2,056	20,466
Total revenue, net	$37,470	$4,484	$41,954

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
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). The matters discussed in these forward-looking statements are subject to risk and uncertainties that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. Such risks and uncertainties may also give rise to future claims and increase exposure to contingent liabilities. Please see the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2021 (the 2021 10-K) for a discussion of the uncertainties, risks and assumptions associated with these statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
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
•the full extent to which the ongoing conflict in Ukraine will, directly or indirectly, impact our business, results of operations and financial condition, including our sales, expenses, supply chain integrity, manufacturing capability, and research and development activities;
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
•the risk of supply shortages, and the associated potentially long-term disruption to product sales, including as a result of the pandemic, the ongoing conflict in Ukraine and a limited number of third-party suppliers for components, raw materials and certain processing and assembly services;
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
•general economic and business conditions, in both domestic and international markets; and
•other risk factors described in the section entitled “Risk Factors” of the 2021 10-K.
These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements included in this report.
Overview
We are a global medical technology company focused on the design, development, and commercialization of surgical solutions for the treatment of patients suffering from spinal disorders. We offer procedural solutions that feature our FLASH™ Navigation, a system designed to improve accuracy of screw placement and provide a cost-effective, rapid, radiation-free solution to surgical navigation, and a comprehensive portfolio of spinal implants and orthobiologics to meet the varying combinations of products that neurosurgeons and orthopedic spine surgeons need to facilitate spinal fusion in degenerative, minimally invasive surgery (MIS), and complex spinal deformity procedures on the lumbar, thoracic and cervical spine. We believe our offerings are essential to meet the “complete solution” requirements of these surgeons.
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
Our U.S. spinal implants and orthobiologics sales organization consists primarily of regional and territory managers who oversee a broad network of independent sales agents. We pay these sales agents commissions based on the sales of our products. Our enabling technologies sales organization consists of a direct sales force that works together with our independent sales agents to generate either a capital sale or to place systems and components in an account in a capital efficient manner in return for a longer-term revenue commitment for our spinal implant systems and/or orthobiologics products. Our international sales organization consists of a sales management team that oversees a network of independent stocking distributors that purchase products directly from us and independently sell them. For the three months ended March 31, 2022 and 2021, international sales accounted for approximately 10% and 11% of our revenue, respectively. Our policy is not to sell our products through or to participate in physician-owned distributorships.
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
European Spinal Implant Sales and Marketing

During the third quarter of 2021, we ceased in-person sales and marketing operations in France to reduce operating expenses and to centralize the management of our European sales and marketing operations in our headquarters located in Carlsbad, California. As a result, we closed our office located in Lyon, France, and eliminated all employment positions at that location.

During the fourth quarter of 2021, we notified our European distributors that we will discontinue all sales and marketing activities for our spinal implant portfolio in the European market effective in August 2022 due to the significantly higher upfront and recurring annual costs required to comply with European medical device regulations. We will continue to market and sell our orthobiologics and enabling technologies products in the European market.

Components of Our Results of Operations
Revenue
Our net revenue is derived primarily from the sale of orthobiologics, spinal implants and enabling technology products in North America, Europe, Asia Pacific and Latin America. Sales are reported net of returns, rebates, group purchasing organization fees and other customer allowances.
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
Enabling technologies revenue related to capital equipment, tools and software is typically recognized upon acceptance by the customer. Revenue from training and installation is recognized upon completion of the training and installation process. Revenue from service contracts is recognized over the term of the contract.
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
Intangible Amortization
Our intangible amortization, including the amounts reported in cost of goods sold, consists of acquisition-related amortization. We expect total annual amortization expense (including amounts reported in cost of goods sold) to be approximately $7.2 million in 2022, $6.6 million in 2023, $4.6 million in 2024, $3.3 million in 2025 and $3.3 million in 2026. See “RESULTS OF OPERATIONS-Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021-Impairment of Intangible Assets,” below.
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

RESULTS OF OPERATIONS

	Three Months Ended March 31,		2022 vs. 2021
(In thousands, except percentages)	2022	2021	% Change
Total revenue, net	$50,693	$41,954	21%
Cost of goods sold	20,376	15,366	33%
Gross profit	30,317	26,588	14%
Gross margin	59.8%	63.4%
Operating expenses:
Selling and marketing	29,506	23,399	26%
General and administrative	10,939	10,427	5%
Research and development	5,850	4,506	30%
Intangible amortization	856	792	8%
Total operating expenses	47,151	39,124	21%
Operating loss	(16,834)	(12,536)	34%
Other income (expense), net	2	(159)	(101)%
Loss before income taxes	(16,832)	(12,695)	33%
(Benefit) provision for income taxes	(228)	25	NM
Net loss	$(16,604)	$(12,720)	31%
__________
NM: not meaningful

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
Revenue
Total revenue, net for the three months ended March 31, 2022, was $50.7 million, an increase of 21% compared to the same period in 2021.

	Three Months Ended March 31,		2022 vs. 2021
	2022	2021	% Change
	(In thousands)
Orthobiologics	$23,522	$21,488	9%
United States	21,321	19,060	12%
International	2,201	2,428	(9)%

Spinal Implants and Enabling Technologies	$27,171	$20,466	33%
United States	24,172	18,410	31%
International	2,999	2,056	46%

Total revenue, net	$50,693	$41,954	21%

	Three Months Ended March 31,		2022 vs. 2021
	2022	2021	% Change
	(In thousands)
United States	$45,494	$37,470	21%
International	5,199	4,484	16%
Total revenue, net	$50,693	$41,954	21%
Revenue from orthobiologics sales totaled $23.5 million for the three months ended March 31, 2022, an increase of $2.0 million or 9%, from the same period in 2021. Revenue from orthobiologics sales in the United States increased $2.3 million to $21.3 million for the three months ended March 31, 2022 compared to the same period in 2021. During the three months ended March 31, 2022, sales of products launched within the past five years increased to 43% of U.S. orthobiologics revenue. Revenue from orthobiologics sales internationally, which can be volatile from quarter to quarter because of irregular ordering patterns from our stocking distributors, decreased $0.2 million for the three months ended March 31, 2022 compared to the same period in 2021.

Revenue from spinal implants and enabling technology sales was $27.2 million for the three months ended March 31, 2022, an increase of $6.7 million or 33%, from the same period in 2021. Revenue from spinal implants and enabling technology sales in the United States increased $5.8 million to $24.2 million for the three months ended March 31, 2022 compared to the same period in 2021 and included $1.8 million of capital sales from recently acquired 7D Surgical. Revenue from spinal implants and enabling technology sales internationally increased $0.9 million for the three months ended March 31, 2022 as compared to the same period in 2021 and included $0.6 million of capital sales from recently acquired 7D Surgical. The remaining revenue growth in the current year period was driven by recently launched products, predominantly those products that were alpha or fully launched in 2020 and 2021, and which have been important catalysts to our ability to take market share in the spinal implants market.
Cost of Goods Sold and Gross Margin
Cost of goods sold increased $5.0 million, to $20.4 million for the three months ended March 31, 2022, compared to the same period in 2021. Gross margin was 59.8% for the three months ended March 31, 2022 and 63.4% for the same period in 2021. The decrease in gross margin was due to increased technology-related intangible asset amortization, inventory purchase accounting fair market value adjustments associated with the 7D Surgical acquisition and higher excess and obsolete inventory charges primarily driven by recent commercial launches.
Cost of goods sold included $1.0 million and $0.3 million of amortization for product technology intangible assets for the three months ended March 31, 2022 and 2021, respectively.

Selling and Marketing
Selling and marketing expenses increased $6.1 million to $29.5 million for the three months ended March 31, 2022 compared to the same period in 2021. The increase was driven primarily by our 7D Surgical sales and marketing costs, higher distributor commissions, higher tradeshow and travel costs, as well as higher selling, customer service, and supply chain headcount and related expenses.
General and Administrative
General and administrative expenses increased $0.5 million to $10.9 million for the three months ended March 31, 2022, primarily due to the addition of 7D Surgical expenses, and higher travel and headcount related expenses, which were partially offset by the legal, accounting and other due diligence costs incurred in the prior year quarter related to the 7D Surgical acquisition.
Research and Development
Research and development expenses increased $1.3 million to $5.9 million, or 12% of revenue, for the three months ended March 31, 2022 compared to the same period in 2021 due to 7D Surgical research and development costs and higher headcount and related expenses.
Intangible Amortization
Intangible amortization expense, excluding the amounts reported in cost of goods sold for product technology intangible assets was $0.9 million and $0.8 million for the three months ended March 31, 2022 and 2021, respectively.
Income Taxes

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Loss before income taxes	$(16,832)	$(12,695)
(Benefit) provision for income taxes	(228)	25
Effective tax rate	1.4%	(0.2)%
We recorded an income tax benefit for the three months ended March 31, 2022 primarily related to the change in deferred tax assets and liabilities in foreign jurisdictions, offset by current activity in state and foreign operations as well as the change in US indefinite lived deferred tax liabilities. We recorded an income tax provision for the three months ended 2021 primarily related to federal, foreign and state operations.
In addition, for any pretax losses incurred by the consolidated U.S. tax group, we recorded no corresponding tax benefit because we have concluded that it is not more-likely-than-not that the full value of any resulting deferred tax assets will be realized. We will continue to assess our position in future periods to determine if it is appropriate to reduce a portion of our valuation allowance in the future.

The acquisition of 7D Surgical was a treated as an asset purchase for US tax purposes and a stock purchase for Canadian tax purposes in 2021. As such, the we recorded deferred tax assets and liabilities on its Canadian tax attributes. We continue to use our deferred tax liabilities as a source of income against a portion of our deferred tax assets. A valuation allowance was recorded for the portion of the deferred tax assets that are not more-likely-than-not to be realized. For the three months ended March 31, 2022, a net tax benefit of $0.5 million was recorded as a result of the 7D Surgical current year losses. This was offset by expenses recorded for indefinite lived intangibles, current foreign and state taxes and prior year foreign tax true-ups.

As part of the Tax Cuts and Jobs Act of 2017 (TCJA), beginning with our 2022 tax year, we are required to capitalize research and development expenses, as defined under Internal Revenue Code section 174. For expenses that are incurred for research and development in the U.S., the amounts will be amortized over 5 years, and expenses that are incurred for research and experimentation outside the U.S. will be amortized over 15 years. This provision is not expected to have a significant impact to the consolidated financial statements.

Business Factors Affecting the Results of Operations
Special Charges
We define special charges as expenses or non-operating losses for which the amount or timing can vary significantly from period to period, and for which the amounts are non-cash in nature, or the amounts are not expected to recur at the same magnitude.
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
Loss before income taxes includes the following special charges for the three and three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Special Charges:	(In thousands)
Severance and other costs associated with European sales and marketing reorganization	$279	$—
Purchase accounting inventory fair market value and adjustments	125	—
Acquisition and integration-related charges for 7D Surgical	372	1,276
Total Special Charges	$776	$1,276
The items reported above are reflected in the consolidated statements of operations as follows:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Cost of goods sold	$125	$—
General and administrative	651	1,276
Total Special Charges	$776	$1,276

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
The full extent to which the COVID-19 pandemic or the ongoing conflict in Ukraine will directly or indirectly impact our business, results of operations and financial condition, including sales, expenses, manufacturing, research and development costs and employee-related compensation, will depend on future developments that are highly uncertain, with respect to COVID-19, including as a result of genetic variations of, or other information that may emerge concerning, COVID-19 and the actions taken to contain it or treat COVID-19, and with respect to the ongoing conflict in Ukraine, the impact thereof on the supply chain for titanium, which is used in certain of our products, as well as the broader macroeconomic impact arising from both COVID-19 and the conflict on local, regional, national and international customers and markets. We have made estimates of the impact of COVID-19 within our financial statements and there may be changes to those estimates in future periods. Actual results may differ from these estimates.
Note 2, “Summary of Significant Accounting Policies” to the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report and included in Part II, Item 8 of the 2021 10-K describe the significant accounting policies and estimates used in the preparation of our condensed consolidated financial statements.
Recently Issued Accounting Pronouncements
Information regarding new accounting pronouncements is included in Note 2, "Summary of Significant Accounting Policies," to the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

Liquidity and Capital Resources
Overview
As of March 31, 2022, we had cash and cash equivalents and investments totaling approximately $81.4 million, $25 million of outstanding borrowings under our credit facility, and $1.4 million of current borrowing capacity available under our credit facility. We believe that our cash and cash equivalents, and the amount currently available to us under our credit facility, will be sufficient to fund our operations and meet our contractual obligations for at least the next twelve months.
Capital Resources
In addition to cash from operations, our existing credit facility is our primary source of capital, however, we have raised funds in the capital markets in the past and may continue to do so from time-to-time.
Risks and Uncertainties
We have incurred net losses in each year since inception. Our net losses were $16.6 million and $12.7 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $290.2 million. We anticipate that our expenses will increase as we continue invest in the expansion of our business, primarily in sales, marketing and research and development; invest in inventory, spinal implant set builds and instrument capital expenditures; and

continue to operate as a public company. Based on our updated operating plans, we believe that we have sufficient resources to fund operations through the first quarter of 2023 with our existing cash and equivalents. However, based on our recurring losses from operations and the expectation of continued operating losses, we will need to raise additional capital to finance our future operations. If we are unable to raise such additional capital, we may raise substantial doubt about our ability to continue as a going concern. In the near term, we plan to alleviate this risk through a three year extension and expansion of our $30 million credit facility, which is expected to close during the second quarter of 2022. Longer term, we expect to raise additional capital through the sale of common stock in public offerings and/or private placements, debt financings, or through other capital sources.

Although we have been successful in raising capital in the past, there is no assurance that we will be successful in obtaining such additional financing on terms acceptable to us, if at all. If we are unable to obtain sufficient funding on acceptable terms,we could be forced to delay, reduce or eliminate some or all of our projected inventory and capital expenditures spend, research and development programs or commercialization activities, which could materially adversely affect our business prospects or our ability to continue operations.

Credit Facility
We have a $30.0 million credit facility with Wells Fargo Bank, National Association which matures in July 2022. At March 31, 2022, we had $25.0 million outstanding borrowings under the credit facility and up to an additional $1.4 million of current borrowing capacity. The borrowing capacity under the credit facility is determined monthly and is based on the amount of our eligible accounts receivable and inventory balances and qualified cash (as defined in the credit facility). Depending on the extent to which our eligible accounts receivable and inventory balances increase, our borrowing capacity could decrease from the $1.4 million available as of March 31, 2022. The credit facility contains various customary affirmative and negative covenants, including prohibiting us from incurring indebtedness without the lender’s consent. Under the terms of the credit facility, if our Total Liquidity (as defined in the credit facility) is less than $5.0 million, we are required to maintain a minimum fixed charge coverage ratio of 1.10 to 1.00 for the applicable measurement period. Our Total Liquidity was $79.9 million at March 31, 2022, and therefore that financial covenant was not applicable at that time.
Underwritten Offerings
In April 2021, we sold 5,175,000 shares of common stock, resulting in net proceeds of approximately $94.5 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by us.
Cash Flows

	Three Months Ended March 31,		2022 vs. 2021
	2022	2021	% Change
	(In thousands)
Net cash used in operating activities	$(14,993)	$(2,958)	407%
Net cash used in investing activities	(10,059)	(4,100)	145%
Net cash provided by financing activities	23,398	18,059	30%
Effect of exchange rate changes on cash and cash equivalents	(17)	(65)	(74)%
Net change in cash and cash equivalents	$(1,671)	$10,936	(115)%
Net Cash Used in Operating Activities
Net cash used in operating activities for the three months ended March 31, 2022 increased by $12.0 million compared to the same period in 2021 due to primarily to timing of payments to vendors.
Net Cash Used in Investing Activities
Net cash used in investing activities for the three months ended March 31, 2022 increased by $6.0 million compared to the same period in 2021. The increase was primarily due to a $5.6 million increase in purchases of property and equipment during the three months ended March 31, 2022 compared to the same period in 2021.

Net Cash Provided by Financing Activities
Net cash provided by financing activities was $23.4 million for the three months ended March 31, 2022. It was comprised primarily of $25.0 million borrowed under the credit facility, partially offset by $1.6 million of cash used for tax payments we made on our employees' behalf for shares we withheld from such employees on the vesting of restricted stock awards to cover statutory tax withholding requirements. Net cash provided by financing activities was $18.1 million for the nine months ended March 31, 2021. It was comprised primarily of $20.0 million borrowed under the credit facility and $0.5 million of proceeds from the exercise of stock options, partially offset by $2.4 million of cash used for tax payments we made on our employees' behalf for shares we withheld from such employees on the vesting of restricted stock awards to cover statutory tax withholding requirements.
Off-Balance Sheet Arrangements
There were no off-balance sheet arrangements as of March 31, 2022 that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our business.
Contractual Obligations and Commitments
There have been no material changes outside the ordinary course of our business to the contractual obligations disclosed in the 2021 10-K.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Risk
Our wholly owned foreign subsidiaries are consolidated into our financial results and are subject to risks typical of an international business including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange volatility. To date, we have not used international currency derivatives to hedge against our investment in our subsidiaries or their operating results, which are converted into U.S. dollars at period-end and average foreign exchange rates, respectively. However, as we continue to expand our business through acquisitions and organic growth, the sales of our products that are denominated in foreign currencies has increased, as well as the costs associated with our foreign subsidiaries which operate in currencies other than the U.S. dollar. Accordingly, our future results could be materially impacted by changes in these or other factors.

We are exposed to risk from changes in foreign currency exchange rates, particularly with respect to the Euro and the Canadian dollar. For three months ended March 31, 2022 and 2021, sales transacted in foreign currencies accounted for approximately 10% and 11%, respectively of our consolidated net sales. In addition, our exposure to fluctuations in foreign currencies arises because certain of our subsidiaries enter into purchase or sale transactions using a currency other than the subsidiaries’ functional currencies. Accordingly, our future results could be materially impacted by changes in foreign exchange rates or other factors. Currently, we do not use financial instruments to manage the impact of currency fluctuations on our business through hedging transactions.
Credit Risk
Financial instruments, which potentially subject us to concentrations of credit risk, are primarily cash and cash equivalents, and accounts receivable.

We place our cash and cash equivalents with highly-rated financial institutions and limit the amount of credit exposure to any one entity. We believe we do not have any significant credit risk on our cash and cash equivalents.

Our concentrations of credit risks with respect to trade accounts receivable is limited due to the large number of customers and their dispersion across a number of geographic areas and due to frequent monitoring of the creditworthiness of the customers to whom credit is granted in the normal course of business. Our products are sold on an uncollateralized basis and on credit terms based upon a credit risk assessment of each customer. A portion of our trade receivables to customers outside the United States includes sales to foreign stocking distributors, who then sell to government owned or supported healthcare systems. The ongoing economic conditions in certain European countries, especially Greece, Ireland, Italy, Portugal and Spain remain uncertain. Accounts receivable from customers in these countries are not a material amount of our overall receivables.
None of our customers accounted for 10% or more of the net sales or accounts receivable for any of the periods presented.

Interest Rate Risk

In the normal course of business, we are exposed to market risk from changes in interest rates that could affect our results of operations and financial condition. We manage our exposure to interest rate risks through our regular operations and financing activities.

We invest our cash and cash equivalents primarily in highly-rated corporate commercial paper and bank deposits. Currently, we do not use derivative financial instruments in our investment portfolio.
Note 3, “Debt and Interest” to the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report details our interest rates under our credit facility. As of March 31, 2022, we had $25.0 million outstanding under our credit facility. Based upon our overall interest rate exposure as of March 31, 2021, a change of 10 percent in interest rates, assuming the principal amount outstanding remains constant, would have impacted our earnings and cash flow for the three months ended March 31, 2022 by $0.1 million. This analysis does not consider the effect of the change in the level of overall economic activity that could exist in such an environment.

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
ITEM 1A. RISK FACTORS
See "Item 1A. Risk Factors" in Part I of the 2021 10-K for a detailed discussion of the risks we face. The risk factors described in the 2021 10-K have not materially changed except for the addition of the following risk factor.
The ongoing conflict between Russia and Ukraine, and the global response to it, may adversely affect our business and results of operations.
The ongoing conflict between Russia and Ukraine has resulted in the implementation of sanctions by the United States and other governments against Russia and has caused significant volatility and disruptions to the global markets. It is not possible to predict the short- or long-term implications of this conflict, which could include but are not limited to further sanctions, uncertainty about economic and political stability, increases in inflation rate and energy prices, supply chain challenges and adverse effects on currency exchange rates and financial markets. In addition, the United States government reported that United States sanctions against Russia in response to the conflict could lead to an increased threat of cyberattacks against United States companies. These increased threats could pose risks to the security of our information technology systems and networks, as well as the confidentiality, availability and integrity of our data. A significant escalation or further expansion of the conflict's current scope or related disruptions to the global markets could have a material adverse effect on our results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
During the first quarter of 2022, we did not issue any securities that were not registered under the Securities Act of 1933, as amended (the Securities Act).
Purchases of Equity Securities by the Issuer
The table below is a summary of purchases of our common stock we made during the quarter covered by this report. Other than as indicated in the table below, no such purchases were made in any other month during the quarter. We do not have any publicly announced repurchase plans or programs.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs

January 1 - January 31	119,754	$12.84	—	—
February 1 - February 28	2,741	$11.79	—	—
March 1 - March 31	2,285	$12.94	—	—

(1)	These shares were surrendered to the Company to satisfy tax withholdings obligations in connection with the vesting of restricted stock awards.
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

† The financial information of SeaSpine Holdings Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 filed on May 9, 2022 formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Loss, (iii) the Condensed Consolidated Balance Sheets, (iv) Parenthetical Data to the Condensed Consolidated Balance Sheets, (v) the Condensed Consolidated Statements of Cash Flows, (vi) the Condensed Consolidated Statements of Equity, and (vii) Notes to Unaudited Condensed Consolidated Financial Statements, is furnished electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEASPINE HOLDINGS CORPORATION

Date:	May 9, 2022	/s/ Keith C. Valentine
Keith C. Valentine
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 9, 2022	/s/ John J. Bostjancic
John J. Bostjancic
Chief Operating and Financial Officer
(Principal Financial Officer)