Form 10-Q
period 2022-06-30
SeaSpine Holdings Corp
filed 2022-08-04
CIK 1637761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of August 1, 2022 was 37,187,807.

SEASPINE HOLDINGS CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SEASPINE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Total revenue, net	$56,318	$47,463	$107,011	$89,417
Cost of goods sold	19,127	17,482	39,503	32,848
Gross profit	37,191	29,981	67,508	56,569
Operating expenses:
Selling and marketing	33,029	25,436	62,535	48,835
General and administrative	12,192	9,986	23,131	20,413
Research and development	5,649	4,850	11,499	9,356
Intangible amortization	856	843	1,712	1,635
Total operating expenses	51,726	41,115	98,877	80,239
Operating loss	(14,535)	(11,134)	(31,369)	(23,670)
Other (expense) income, net	(559)	6,079	(557)	5,920
Loss before income taxes	(15,094)	(5,055)	(31,926)	(17,750)
(Benefit) provision for income taxes	(1,147)	158	(1,375)	183
Net loss	$(13,947)	$(5,213)	$(30,551)	$(17,933)
Net loss per share, basic and diluted	$(0.38)	$(0.16)	$(0.83)	$(0.58)
Weighted average shares used to compute basic and diluted net loss per share	36,767	33,489	36,726	30,716
The accompanying notes are an integral part of these condensed consolidated financial statements.

SEASPINE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(13,947)	$(5,213)	$(30,551)	$(17,933)
Other comprehensive income (loss)
Foreign currency translation adjustments	(467)	102	(642)	(255)
Comprehensive loss	$(14,414)	$(5,111)	$(31,193)	(18,188)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SEASPINE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except par value data)

	June 30, 2022	December 31, 2021

ASSETS
Current assets:
Cash and cash equivalents	$66,078	$83,106
Trade accounts receivable, net of allowances of $231 and $74	34,441	36,231
Inventories	85,906	72,299
Prepaid expenses and other current assets	3,570	4,328
Total current assets	189,995	195,964
Property, plant and equipment, net	54,592	46,892
Right of use assets	16,860	6,948
Intangible assets, net	38,375	42,056
Goodwill	84,595	84,595
Other assets	1,153	812
Total assets	$385,570	$377,267
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable, trade	19,221	20,301
Accrued compensation	8,142	8,769
Accrued commissions	12,389	9,877
Short-term lease liability	2,377	2,234
Deferred revenue	2,260	1,545
Other accrued expenses and current liabilities	10,054	10,255
Total current liabilities	54,443	52,981
Long-term borrowings under credit facility	25,000	—
Long-term lease liability	15,532	5,866
Deferred tax liability, net	2,872	4,308
Other liabilities	896	1,748
Total liabilities	98,743	64,903

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value; 15,000 authorized; no shares issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value; 120,000 authorized; 37,185 and 36,584 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	372	366
Additional paid-in capital	589,681	584,031
Accumulated other comprehensive income	928	1,570
Accumulated deficit	(304,154)	(273,603)
Total stockholders' equity	286,827	312,364
Total liabilities and stockholders' equity	$385,570	$377,267
The accompanying notes are an integral part of these condensed consolidated financial statements.

SEASPINE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2022	2021
OPERATING ACTIVITIES:
Net loss	$(30,551)	$(17,933)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,497	5,880
Instrument replacement expense	2,683	1,645
Provision for excess and obsolete inventories	2,514	2,237
Deferred income tax benefit	(1,399)	(237)
Stock-based compensation	6,520	5,642
Gain on forgiveness of Paycheck Protection Program Loan	—	(6,173)
Other	(91)	(53)
Changes in assets and liabilities, net of the effects from acquisition:
Accounts receivable	1,334	(1,164)
Inventories	(14,739)	(12,098)
Prepaid expenses and other current assets	753	417
Other non-current assets	(410)	247
Accounts payable	1,277	10,234
Accrued commissions	2,511	923
Other accrued expenses and current liabilities	(1,193)	(8)
Other non-current liabilities	(824)	350
Net cash used in operating activities	(23,118)	(10,091)
INVESTING ACTIVITIES:
Purchases of property and equipment	(17,103)	(11,317)
Additions to technology assets	(700)	(800)
Acquisitions	—	(28,331)
Net cash used in investing activities	(17,803)	(40,448)
FINANCING ACTIVITIES:
Borrowings under credit facility	25,000	20,000
Repayments of credit facility	—	(20,000)
Proceeds from issuance of common stock- employee stock purchase plan	964	1,016
Proceeds from exercise of stock options	31	1,603
Proceeds from issuance of common stock, net of offering costs	—	94,531
Repurchases of common stock for income tax withheld upon vesting of restricted stock awards and restricted stock units	(1,859)	(2,544)
Payment of contingent royalty consideration liabilities in connection with acquisition of business	(24)	(23)
Net cash provided by financing activities	24,112	94,583
Effect of exchange rate changes on cash and cash equivalents	(219)	(160)
Net change in cash and cash equivalents	(17,028)	43,884
Cash and cash equivalents at beginning of period	83,106	76,813
Cash and cash equivalents at end of period	$66,078	$120,697
Supplemental cash flow information:
Interest paid	$114	$169
Income taxes paid	$129	$136
Non-cash investing activities:
Purchases of property and equipment in liabilities	$4,680	$2,250
Intangible assets payments in liabilities	$—	$200
Non-cash financing activities:
Issuance of common stock - Acquisition	$—	$61,048
Exchangeable shares - Acquisition	$—	$26,505

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEASPINE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands)

	Common Stock		Additional	Accumulated Other		Total
	Number of		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance December 31, 2021	36,584	$366	$584,031	$1,570	$(273,603)	$312,364
Net loss	—	—	—	—	(16,604)	(16,604)
Foreign currency translation adjustment	—	—	—	(175)	—	(175)
Issuance of common stock- Exchangeable Shares	50	1	(1)	—	—	—
Restricted stock issued	155	1	—	—	—	1
Issuance of common stock - exercise of stock options	—	—	3	—	—	3
Repurchases of common stock for income tax withheld upon vesting of restricted stock awards and restricted stock units	—	—	(1,587)	—	—	(1,587)
Stock-based compensation	—	—	2,819	—	—	2,819
Balance March 31, 2022	36,789	368	585,265	1,395	(290,207)	296,821
Net loss	—	—	—	—	(13,947)	(13,947)
Foreign currency translation adjustment	—	—	—	(467)	—	(467)
Restricted stock issued	192	2	(1)	—	—	1
Issuance of common stock under employee stock purchase plan	201	2	962	—	—	964
Issuance of common stock- exercise of stock options	3	—	28	—	—	28
Repurchases of common stock for income tax withheld upon vesting of restricted stock awards and restricted stock units	—	—	(274)	—	—	(274)
Stock-based compensation	—	—	3,701	—	—	3,701
Balance June 30, 2022	37,185	372	589,681	928	(304,154)	286,827

	Common Stock		Additional	Accumulated Other		Total
	Number of		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance December 31, 2020	27,729	$277	$388,574	$2,124	$(219,257)	$171,718
Net loss	—	—	—	—	(12,720)	(12,720)
Foreign currency translation adjustment	—	—	—	(357)	—	(357)
Restricted stock issued	175	2	—	—	—	2
Issuance of common stock - exercise of stock options	44	—	496	—	—	496
Repurchases of common stock for income tax withheld upon vesting of restricted stock awards and restricted stock units	—	—	(2,418)	—	—	(2,418)
Stock-based compensation	—	—	2,546	—	—	2,546
Balance March 31, 2021	27,948	279	389,198	1,767	(231,977)	159,267
Net loss	—	—	—	—	(5,213)	(5,213)
Foreign currency translation adjustment	—	—	—	102	—	102
Restricted stock issued	71	1	(1)	—	—	—
Issuance of common stock under employee stock purchase plan	109	1	1,015	—	—	1,016
Issuance of common stock- Public Offering	5,175	52	94,479	—	—	94,531
Issuance of common stock- Acquisition	2,991	30	61,018	—	—	61,048
Issuance of common stock- Exchangeable Shares	—	—	26,505	—	—	26,505
Issuance of common stock- exercise of stock options	81	1	1,106	—	—	1,107
Repurchases of common stock for income tax withheld upon vesting of restricted stock awards and restricted stock units	—	—	(126)	—	—	(126)
Stock-based compensation	—	—	3,096	—	—	3,096
Balance June 30, 2021	36,375	364	576,290	1,869	(237,190)	341,333

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
The Company’s financial statements are presented on a consolidated basis. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. The unaudited interim condensed consolidated financial statements do not include all information and disclosures required by GAAP for annual audited financial statements and should be read with the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the SEC. In the opinion of management, the unaudited interim condensed consolidated financial statements included in this report have been prepared on the same basis as the Company's audited consolidated financial statements and include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations, cash flows, and statement of equity for periods presented. The results for the three and six months ended June 30, 2022 are not necessarily indicative of the results expected for the full year. The condensed consolidated balance sheet as of December 31, 2021 was derived from the audited consolidated balance sheet for the year ended December 31, 2021. Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.
Prior period revisions
During the third quarter of 2021, the Company made a revision related to the functional currency of its recently acquired Canadian company, 7D Surgical Inc., a corporation incorporated under the laws of the Province of Ontario (7D Surgical). Prior to July 1, 2021, the functional currency for 7D Surgical was the Canadian dollar. The Company reassessed the functional currency and determined that the functional currency is the U.S. dollar based on management's analysis of the primary economic environment in which 7D Surgical operates. The Company revised the presentation of the unaudited statements for the prior quarter ending June 30, 2021 to reflect this determination and revised such prior period information presented in this filing.
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

Based on the Company’s updated operating plans, the Company believes that it has sufficient resources to fund operations and meet its contractual obligations through the second quarter of 2023 with its existing cash and equivalents and additional borrowing capacity under its extended and expanded credit facility. However, based on the Company’s recurring losses from operations and the expectation of continued operating losses, the Company will need to raise additional capital to finance its future operations. If the Company is unable to raise such additional capital, it may raise substantial doubt about the Company’s ability to continue as a going concern. Longer term, the Company expects to raise additional capital through the sale of common stock in public offerings and/or private placements, debt financings, or through other capital sources.

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
The Company evaluates the collectability of accounts receivable based on a combination of factors. In circumstances where a specific customer is unable to meet its financial obligations to the Company, a provision to the allowances for doubtful accounts for expected credit losses is recorded to reduce the net recognized receivable to the amount that is

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
reasonably expected to be collected. For all other customers, a provision to the allowances for doubtful accounts for expected credit losses is recorded based on factors including the length of time the receivables are past due, the current business environment, the geographic market and the Company’s historical experience. Provisions to the allowances for doubtful accounts for expected credit losses are recorded to general and administrative expenses. Account balances are charged off against the allowance when it is probable that the receivable will not be recovered. The allowance for doubtful accounts for expected credit losses was $231 thousand and $74 thousand as of June 30, 2022 and December 31, 2021, respectively.
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
Net Loss Per Share
The Company follows the two-class method when computing net loss per share. Because the Company's board of directors has discretion in declaring/issuing dividends on the Company's common stock, these dividend rights meet the definition for participating securities. Basic and diluted net loss per share was calculated using the weighted-average number of shares of common stock outstanding during the period. The weighted average number of shares used to compute diluted net loss per share excludes any assumed issuance of common stock upon exercise of stock options, any assumed issuance of common stock under restricted stock awards or units, and any assumed issuances under the Company's employee stock purchase plan, because the effect, in each case, would be antidilutive. Common stock equivalents, including the Exchangeable Shares (as defined below), of 7.1 million and 6.5 million shares for each of the three and six months ended June 30, 2022 and 2021, respectively, were excluded from the calculation because of their antidilutive effect.
3. DEBT AND INTEREST
Credit Agreement
In December 2015, the Company entered into a credit facility with Wells Fargo Bank, N.A. (as amended, the Credit Facility). The Credit Facility provides an asset-backed revolving line of credit of up to $30.0 million. On July 15, 2022, the Company entered into an amendment to the Credit Facility which, among other things, extends the maturity date from July 27, 2022 to July 27, 2025, and changes the monthly interest rate from an interest rate based on LIBOR and a three-level grid based on the prior month’s excess availability to an interest rate based on Term SOFR plus 2.65% (the transition from LIBOR to Term SOFR was intended to be value neutral). The Company paid to Wells Fargo a $150,000 closing fee in connection with parties entering into the amendment. In connection with entering into the Credit Facility, the Company was required to become a guarantor and to provide a security interest in substantially all its assets for the benefit of the counterparty.
As of June 30, 2022, there was $25.0 million outstanding under the Credit Facility. There were no amounts outstanding at December 31, 2021. As of June 30, 2022, the effective interest rate on the amounts borrowed was 3.67%. At June 30, 2022, the Company had $1.2 million of current borrowing capacity under the Credit Facility before the requirement to maintain the minimum fixed charge coverage ratio as discussed below. Debt issuance costs and legal fees related to the Credit Facility totaling $0.6 million were recorded as a deferred asset and are being amortized ratably over the term of the arrangement.
Borrowings under the amended Credit Facility accrue interest at the rate then applicable to base rate loans (as customarily defined), unless and until converted into SOFR rate loans (as customarily defined) in accordance with the Credit Facility. Borrowings bear interest at a floating annual rate equal to (a) base rate plus 1.50 percentage points for base rate loans and (b)

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
SOFR rate plus 2.65 percentage points for SOFR rate loans. The Company also pays an unused line fee based on the average amount borrowed under the Credit Facility for the most recently completed month equal to 0.50% per annum of the amount unused under the Credit Facility. The unused line fee is due on the first day of each month.
The Credit Facility contains various customary affirmative and negative covenants, including prohibiting the Company from incurring indebtedness without the lender’s consent. The Credit Facility also includes a financial covenant that requires the Company to maintain a minimum fixed charge coverage ratio of 1.10 to 1.00 for the applicable measurement period, if the Company's Total Liquidity (as defined in the Credit Facility) is less than $5.0 million. The Company was in compliance with all applicable covenants at June 30, 2022.
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

4. INVENTORIES
Inventories consisted of:

	June 30, 2022	December 31, 2021
	(In thousands)
Finished goods	$59,186	$49,405
Work in process	19,307	17,644
Raw materials	7,413	5,250
	$85,906	$72,299

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are stated at historical cost less accumulated depreciation and amortization and any impairment charges. The Company provides for depreciation using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the lease term or the useful life. The cost of major additions and improvements is capitalized, while maintenance and repair costs that do not improve or extend the lives of the respective assets are charged to operations as incurred. The cost of computer software obtained for internal use is accounted for in accordance with FASB Accounting Standards Codification, Internal-Use Software (Subtopic 350-40).
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
Property, plant and equipment balances and corresponding useful lives were as follows:

	June 30, 2022	December 31, 2021	Useful Lives
	(In thousands)
Leasehold improvements	$6,549	$6,501	Shorter of lease term or useful life
Machinery and production equipment	10,769	10,408	3	-	10	years
Spinal instruments and sets	47,389	45,076	4	-	6	years
Information systems and hardware	9,519	8,186	3	-	7	years
Furniture and fixtures	2,076	2,097	3	-	5	years
Construction in progress	21,776	17,615
Total	98,078	89,883
Less accumulated depreciation and amortization	(43,486)	(42,991)
Property, plant and equipment, net	$54,592	$46,892
Depreciation and amortization expenses totaled $2.5 million and $1.7 million for the three months ended June 30, 2022 and 2021, respectively, and $4.8 million and $3.4 million for the six months ended June 30, 2022 and 2021, respectively. The cost of purchased instruments used to replace damaged instruments in existing sets and recorded directly to instrument replacement expense totaled $1.7 million and $0.9 million for the three months ended June 30, 2022 and 2021, respectively, and $2.7 million and $1.6 million for the six months ended June 30, 2022 and 2021, respectively.

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
The components of the Company’s identifiable intangible assets were:

	June 30, 2022
	Weighted Average Life	Cost	Accumulated Amortization	Net
	(Dollars in thousands)
Product technology	12 years	$65,642	$(34,456)	$31,186
Customer relationships	12 years	56,830	(50,827)	$6,003
Trademarks/brand names	6 years	1,600	(556)	$1,044
Other intangibles	8 years	$164	$(22)	$142
		$124,236	$(85,861)	$38,375

	December 31, 2021
	Weighted Average Life	Cost	Accumulated Amortization	Net
	(Dollars in thousands)
Product technology	12 years	$65,642	$(32,484)	$33,158
Customer relationships	12 years	56,830	(49,241)	7,589
Trademarks/brand names	6 years	1,600	(438)	1,162
Other intangibles	8 years	159	(12)	147
		$124,231	$(82,175)	$42,056
Annual amortization expense (including amounts reported in cost of goods sold) is expected to be approximately $7.3 million in 2022, $6.6 million in 2023, $4.6 million in 2024, $3.3 million in 2025, and $3.3 million in 2026. For the three months ended June 30, 2022 and 2021, amortization expense totaled $1.8 million and $1.5 million, respectively, and included $1.0 million and $0.6 million, respectively, of amortization of product technology intangible assets that is presented within cost of goods sold. Amortization expense totaled $3.7 million and $2.5 million for the six months ended June 30, 2022 and 2021, respectively, and included $2.0 million and $0.9 million, respectively, of amortization of product technology intangible assets that is presented within cost of goods sold.

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
Equity Award Plans
In May 2015, the Company adopted the 2015 Incentive Award Plan, which was subsequently amended and restated with approval of the Company's stockholders. In February and March 2018, the Company's board of directors approved amendments to the plan that increased the share reserve by an aggregate of 2,726,000 shares over the then-existing share reserve thereunder, subject to stockholder approval. The Company's stockholders approved both amendments in May 2018. In April 2020, the Company's board of directors approved an amendment to the plan that, among other things, increased the share reserve by an aggregate of 3,500,000 shares over the then-existing share reserve thereunder, subject to stockholder approval. The Company's stockholders approved the amendment in June 2020 (the 2015 Incentive Award Plan, as amended and restated to date, the Restated Plan). Under the Restated Plan, the Company can grant its employees, non-employee directors and consultants incentive stock options and non-qualified stock options, restricted stock, performance stock, dividend equivalent rights, stock appreciation rights, stock payment awards and other incentive awards. The aggregate number of shares that may be issued or transferred pursuant to awards under the Restated Plan is the sum of (1) the number of shares issuable upon exercise or vesting of the equity awards issued by the Company's former parent company prior to the spin-off that were converted into the Company's equity awards under the Restated Plan as of the date of the spin-off and (2) 9,735,500 shares of the Company's common stock in respect of awards granted under the Restated Plan. As of June 30, 2022, 1,446,213 shares were available for issuance under the Restated Plan.
In August 2020, the Company adopted the 2020 Employment Inducement Incentive Award Plan (the 2020 Inducement Plan). The terms of the 2020 Inducement Plan are substantially similar to the terms of the Restated Plan with four principal exceptions: (1) incentive stock options may not be granted under the 2020 Inducement Plan; (2) there are no annual limits on awards that may be issued to an individual under the 2020 Inducement Plan; (3) awards granted under the 2020 Inducement Plan are not required to be subject to any minimum vesting period; and (4) awards may be granted under the 2020 Inducement Plan only to those individuals and in those circumstances described below. An aggregate of 2,000,000 shares are reserved under the 2020 Inducement Plan. As of June 30, 2022, 1,252,826 shares were available for issuance under the 2020 Inducement Plan.
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
Forfeiture Rate Assumptions
Stock-based compensation expense related to all equity awards includes an estimate for forfeitures. The expected forfeiture rate of all equity-based compensation is based on historical experience of pre-vesting forfeitures on awards and options by each homogeneous group of shareowners. For awards and options granted to non-executive employees, the forfeiture rate is estimated to be 9% and 13% annually for the six months ended June 30, 2022 and 2021, respectively. There is no forfeiture rate applied to awards or options granted to non-employee directors or executive employees because their pre-vesting forfeitures are anticipated to be highly unlikely. As individual awards and options become fully vested, stock-based compensation expense is adjusted to recognize actual forfeitures.

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
No restricted stock units were granted to non-employee directors during any of the three or six months ended June 30, 2022 or 2021. During each of the three and six months ended June 30, 2022, there were 141,575 shares of restricted stock awards granted to non-employee directors. There were 61,519 and 65,540 restricted stock awards granted to non-employee directors during the three and six months ended June 30, 2021, respectively.
During the three and six months ended June 30, 2022, 44,884 and 721,407 restricted stock units were granted to employees, respectively. During the three and six months ended June 30, 2021, 14,200 and 398,785 restricted stock units were granted to employees, respectively. No restricted stock awards were granted to employees during any of the three or six months ended June 30, 2022 or 2021.
As of June 30, 2022, there was approximately $9.9 million of unrecognized compensation expense related to the unvested portions of restricted stock awards and restricted stock units. This expense is expected to be recognized over a weighted-average period of approximately 1.4 years.
Stock Options
Stock option grants to employees generally have a requisite service period of four to five years, and stock option grants to non-employee directors generally have a requisite service period of one year. Both are subject to graded vesting. The Company records stock-based compensation expense associated with stock options on an accelerated basis over the applicable vesting period within each grant and based on their fair value at the date of grant using the Black-Scholes-Merton option pricing model. There were 11,000 and 544,150 stock options granted during the three months ended June 30, 2022 and 2021, respectively, and 535,045 and 1,078,013 stock options granted during the six months ended June 30, 2022 and 2021, respectively. The following weighted-average assumptions were used in the calculation of fair value for options granted during the period indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Expected dividend yield	—%	—%	—%	—%
Risk-free interest rate	2.9%	0.7%	1.7%	0.6%
Expected volatility	54.5%	51.8%	52.1%	51.7%
Expected term (in years)	4.2	4.5	5.4	4.9
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
As of June 30, 2022, there was approximately $6.3 million of unrecognized compensation expense related to unvested stock options. This expense is expected to be recognized over a weighted-average period of approximately 1.6 years.
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

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Subject to stockholder approval, on and effective as of November 2, 2018, the Company's board of directors approved an amendment to the ESPP pursuant to which the share reserve under the ESPP would increase from 400,000 shares to 800,000 shares. The Company's stockholders approved that amendment in May 2019. In December 2020, the Company's board of directors approved the issuance of an additional 500,000 shares of common stock under the ESPP. The Company's stockholders approved that amendment in June 2021. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended (the IRC). The ESPP contains a restart feature, such that if the market price of the stock at the end of any six-month purchase period is lower than the market price at the original grant date of an offering period, that offering period will terminate after that purchase date, and a new two-year offering period will commence on the January 1 or July 1 immediately following the date the original offering period terminated. This restart feature was triggered on the purchase date that occurred on December 31, 2021, such that the offering periods that commenced on January 1, 2021 and July 1, 2021 were terminated, and a new two-year offering period commenced on January 1, 2022 and will end on December 31, 2023. This restart feature was triggered again on the purchase date that occurred on June 30, 2022, such that the offering period that commenced on January 1, 2022 was terminated, and a new two-year offering period commenced on July 1, 2022 and will end on June 30, 2024. The Company applied share-based payment modification accounting to the awards that were initially valued at the grant date to determine the amount of any incremental fair value associated with the modified awards. The impact to stock-based compensation expense for modifications during the six months ended June 30, 2022 was immaterial.
During the six months ended June 30, 2022 and 2021, there were 200,642 and 109,178 shares of common stock purchased under the ESPP. The Company recognized $0.4 million and $0.6 million in expense related to the ESPP for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, 226,675 shares were available under the ESPP for future issuance.
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
The Company’s lease portfolio only includes operating leases. As of June 30, 2022, the weighted average remaining lease term of these operating leases was 8.9 years and the weighted average discount rate was 4.7%. For the three months ended June 30,

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2022 and 2021, lease expense, which represents expense from operating leases, was $0.6 million and $0.5 million, respectively. For the six months ended June 30, 2022 and 2021, lease expense was $1.2 million and $1.1 million, respectively.
A summary of the Company's remaining lease liabilities at June 30, 2022 are as follows:

Operating Leases
(In thousands)
2022	1,584
2023	2,578
2024	2,726
2025	2,795
2026	2,848
Thereafter	9,700
Total undiscounted value of lease liabilities	$22,231
Less: present value adjustment	(3,829)
Less: short-term leases not capitalized	(493)
Present value of lease liabilities	17,909
Less: current portion of lease liability	(2,377)
Operating lease liability, less current portion	$15,532

9. INCOME TAXES
The following table summarizes the Company’s effective tax rate for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Reported income tax expense rate	7.6%	(3.1)%	4.3%	(1.0)%
The Company recorded an income tax benefit for each of the three and six months ended June 30, 2022 primarily related to the change in deferred tax assets and liabilities in foreign jurisdictions, offset by current activity in state and foreign operations as well as the change in U.S. indefinite lived deferred tax liabilities. The Company recorded an income tax provision for each of the three and six months ended June 30, 2021 primarily related to federal, foreign and state operations.
In addition, for all periods presented, the pretax losses incurred by the consolidated U.S. tax group received no corresponding tax benefit because the Company concluded that it is not more-likely-than-not that the full value of any resulting deferred tax assets will be realized. The Company will continue to assess its position in future periods to determine if it is appropriate to reduce a portion of its valuation allowance.
The acquisition of 7D Surgical was treated as an asset purchase for U.S. tax purposes and a stock purchase for Canadian tax purposes in 2021. As such, the Company recorded deferred tax assets and liabilities on its Canadian tax attributes. The Company continues to use its deferred tax liabilities as a source of income against a portion of its deferred tax assets. A valuation allowance was recorded for the portion of the deferred tax assets that are not more-likely-than-not to be realized.
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
The following table disaggregates revenue by major sales channel for each of the periods presented (in thousands):

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
	United States	International	Total	United States	International	Total
Orthobiologics	$24,520	$2,463	$26,983	$45,841	$4,664	$50,505
Spinal Implants and Enabling Technologies	24,980	4,355	29,335	49,152	7,354	56,506
Total revenue, net	$49,500	$6,818	$56,318	$94,993	$12,018	$107,011

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
	United States	International	Total	United States	International	Total
Orthobiologics	$21,184	$2,387	$23,571	$40,244	$4,815	$45,059
Spinal Implants and Enabling Technologies	21,385	2,507	23,892	39,795	4,563	44,358
Total revenue, net	$42,569	$4,894	$47,463	$80,039	$9,378	$89,417

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
Our U.S. spinal implants and orthobiologics sales organization consists primarily of regional and territory managers who oversee a broad network of independent sales agents. We pay these sales agents commissions based on the sales of our products. Our enabling technologies sales organization consists of a direct sales force that works together with our independent sales agents to generate either a capital sale or to place systems and components in an account in a capital efficient manner in return for a longer-term revenue commitment for our spinal implant systems and/or orthobiologics products. Our international sales organization consists of a sales management team that oversees a network of independent stocking distributors that purchase products directly from us and independently sell them. For the three months ended June 30, 2022 and 2021, international sales accounted for approximately 12% and 10% of our revenue, respectively, and 11% and 10% for the six months ended June 30, 2022 and 2021, respectively. Our policy is not to sell our products through or to participate in physician-owned distributorships.
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
Intangible Amortization
Our intangible amortization, including the amounts reported in cost of goods sold, consists of acquisition-related amortization. We expect total annual amortization expense (including amounts reported in cost of goods sold) to be approximately $7.3 million in 2022, $6.6 million in 2023, $4.6 million in 2024, $3.3 million in 2025 and $3.3 million in 2026.
COVID-19 Pandemic - Impact on our Business
The COVID-19 pandemic has presented a substantial public health and economic challenge around the world and has materially and adversely affected our business. From late March 2020 to mid-May 2020, among other impacts on our business related to the pandemic, surgeons and their patients deferred surgical procedures in which our products otherwise could have been used. This decrease in demand for our products temporarily recovered to varying degrees beginning in the latter half of May 2020 as conditions improved in certain geographies, allowing patients to resume receiving their treatments. However, from late November 2020 to mid-February 2021, a significant and sustained increase in COVID-19 cases and hospitalization rates once again caused the deferral of surgical procedures in which our products otherwise could have been used. Additionally, in the third quarter of 2021, hospitalization rates in many geographies increased as a result of the spread of the Delta variant. This, along with hospital support staffing shortages in certain geographies, adversely impacted the number of elective surgical procedures and slowed the partial recovery we had been experiencing. There is a risk that we will see continued volatility in the demand for our products in 2022 and thereafter as geographies respond to local conditions. We will continue to closely monitor developments related to the pandemic and our decisions will continue to be driven by the health and well-being of our employees, our distributor and surgeon customers, and their patients while maintaining operations to support our customers and their patients in the near-term.
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

RESULTS OF OPERATIONS

	Three Months Ended June 30,		2022 vs. 2021	Six Months Ended June 30,		2022 vs. 2021
(In thousands, except percentages)	2022	2021	% Change	2022	2021	% Change
Total revenue, net	$56,318	$47,463	19%	$107,011	$89,417	20%
Cost of goods sold	19,127	17,482	9%	39,503	32,848	20%
Gross profit	37,191	29,981	24%	67,508	56,569	19%
Gross margin	66.0%	63.2%		63.1%	63.3%
Operating expenses:
Selling and marketing	33,029	25,436	30%	62,535	48,835	28%
General and administrative	12,192	9,986	22%	23,131	20,413	13%
Research and development	5,649	4,850	16%	11,499	9,356	23%
Intangible amortization	856	843	2%	1,712	1,635	5%
Total operating expenses	51,726	41,115	26%	98,877	80,239	23%
Operating loss	(14,535)	(11,134)	31%	(31,369)	(23,670)	33%
Other (expense) income, net	(559)	6,079	(109)%	(557)	5,920	NM
Loss before income taxes	(15,094)	(5,055)	199%	(31,926)	(17,750)	80%
(Benefit) provision for income taxes	(1,147)	158	NM	(1,375)	183	(851)%
Net loss	$(13,947)	$(5,213)	168%	$(30,551)	$(17,933)	70%
__________
NM: not meaningful

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021
Revenue
Total revenue, net for the three months ended June 30, 2022, was $56.3 million, an increase of 19% compared to the same period in 2021.

	Three Months Ended June 30,		2022 vs. 2021
	2022	2021	% Change
	(In thousands)
Orthobiologics	$26,983	$23,571	14%
United States	24,520	21,184	16%
International	2,463	2,387	3%

Spinal Implants and Enabling Technologies	$29,335	$23,892	23%
United States	24,980	21,385	17%
International	4,355	2,507	74%

Total revenue, net	$56,318	$47,463	19%

	Three Months Ended June 30,		2022 vs. 2021
	2022	2021	% Change
	(In thousands)
United States	$49,500	$42,569	16%
International	6,818	4,894	39%
Total revenue, net	$56,318	$47,463	19%
Revenue from orthobiologics sales totaled $27.0 million for the three months ended June 30, 2022, an increase of $3.4 million or 14%, from the same period in 2021. Revenue from orthobiologics sales in the United States increased $3.3 million to $24.5 million for the three months ended June 30, 2022 compared to the same period in 2021. The increase was primarily driven by higher sales of new and recently launched products. During the three months ended June 30, 2022, sales of products launched within the past five years increased to 43% of U.S. orthobiologics revenue compared to 40% for the same period in 2021. Revenue from orthobiologics sales internationally, which can be volatile from quarter to quarter because of irregular ordering patterns from our stocking distributors, increased $0.1 million for the three months ended June 30, 2022 compared to the same period in 2021.

Revenue from spinal implants and enabling technology sales was $29.3 million for the three months ended June 30, 2022, an increase of $5.4 million or 23%, from the same period in 2021. Revenue from spinal implants and enabling technology sales in the United States increased $3.6 million to $25.0 million for the three months ended June 30, 2022 compared to the same period in 2021 and included $1.1 million of capital sales from recently acquired 7D Surgical. The remaining revenue growth in the current year period was driven by recently launched products, predominantly those products that were alpha or fully launched since 2020, and which have been important catalysts to our ability to take market share in the U.S. spinal implants market. Revenue from spinal implants and enabling technology sales internationally increased $1.8 million for the three months ended June 30, 2022 as compared to the same period in 2021 and included $1.1 million of capital sales from recently acquired 7D Surgical. The remaining revenue growth for international was primarily driven by early shipments of a portion of final stocking orders to European distributors.
Cost of Goods Sold and Gross Margin
Cost of goods sold increased $1.6 million, to $19.1 million for the three months ended June 30, 2022, compared to the same period in 2021. Gross margin was 66.0% for the three months ended June 30, 2022 and 63.2% for the same period in 2021. The increase in gross margin was due to lower excess and obsolete inventory charges and production efficiencies gained at our Irvine manufacturing facility.
Cost of goods sold included $1.0 million and $0.6 million of amortization for product technology intangible assets for the three months ended June 30, 2022 and 2021, respectively.

Selling and Marketing
Selling and marketing expenses increased $7.6 million to $33.0 million for the three months ended June 30, 2022 compared to the same period in 2021. The increase was driven primarily by 7D Surgical sales and marketing costs, higher distributor commissions, higher tradeshow and travel costs, as well as higher selling, customer service, and supply chain headcount and related expenses.
General and Administrative
General and administrative expenses increased $2.2 million to $12.2 million for the three months ended June 30, 2022, primarily due to the addition of general and administrative expenses attributable to 7D Surgical, higher travel and headcount related expenses, and higher information technology costs, which were partially offset by the legal, accounting and other due diligence costs incurred in the prior year quarter related to the 7D Surgical acquisition.
Research and Development
Research and development expenses increased $0.8 million to $5.6 million, or 10% of revenue, for the three months ended June 30, 2022 compared to the same period in 2021 due to research and development headcount and related project expenses attributable to 7D Surgical operations.
Intangible Amortization
Intangible amortization expense, excluding the amounts reported in cost of goods sold for product technology intangible assets was $0.9 million and $0.8 million for the three months ended June 30, 2022 and 2021, respectively.
Income Taxes

	Three Months Ended June 30,
	2022	2021
	(In thousands)
Loss before income taxes	$(15,094)	$(5,055)
(Benefit) provision for income taxes	(1,147)	158
Effective tax rate	7.6%	(3.1)%
We recorded an income tax benefit for the three months ended June 30, 2022 primarily related to the change in deferred tax assets and liabilities in foreign jurisdictions, offset by current activity in state and foreign operations as well as the change in US indefinite lived deferred tax liabilities. We recorded an income tax provision for the three months ended June 30, 2021 primarily related to federal, foreign and state operations.
In addition, for any pretax losses incurred by the consolidated U.S. tax group, we recorded no corresponding tax benefit because we have concluded that it is not more-likely-than-not that the full value of any resulting deferred tax assets will be realized. We will continue to assess our position in future periods to determine if it is appropriate to reduce a portion of our valuation allowance.

The acquisition of 7D Surgical was a treated as an asset purchase for US tax purposes and a stock purchase for Canadian tax purposes in 2021. As such, the we recorded deferred tax assets and liabilities on its Canadian tax attributes. We continue to use our deferred tax liabilities as a source of income against a portion of our deferred tax assets. A valuation allowance was recorded for the portion of the deferred tax assets that are not more-likely-than-not to be realized. For the three months ended June 30, 2022, a net tax benefit of $1.0 million was recorded as a result of the 7D Surgical current year losses. This was offset by expenses recorded for indefinite lived intangibles, current foreign and state taxes and prior year foreign tax true-ups.

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

Other Income
Other income for the three months ended June 30, 2021 primarily consisted of the gain on the forgiveness of debt related to the loan we obtained under the Paycheck Protection Program (PPP) of the Coronavirus Aid, Relief, and Economic Security Act.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021
Revenue
Total revenue, net for the six months ended June 30, 2022 was $107.0 million, an increase of 20% compared to the same period in 2021.

	Six Months Ended June 30,		2022 vs. 2021
	2022	2021	% Change
	(In thousands)
Orthobiologics	$50,505	$45,059	12%
United States	45,841	40,244	14%
International	4,664	4,815	(3)%

Spinal Implants and Enabling Technologies	$56,506	$44,358	27%
United States	49,152	39,795	24%
International	7,354	4,563	61%

Total revenue, net	$107,011	$89,417	20%

	Six Months Ended June 30,		2022 vs. 2021
	2022	2021	% Change
	(In thousands)
United States	$94,993	$80,039	19%
International	12,018	9,378	28%
Total revenue, net	$107,011	$89,417	20%

Revenue from orthobiologics sales totaled $50.5 million for the six months ended June 30, 2022, an increase of $5.4 million, from the same period in 2021. Revenue from orthobiologics sales in the United States increased $5.6 million for the six months ended June 30, 2022 compared to the same period in 2021. The increase was primarily driven by higher sales of new and recently launched products. During the six months ended June 30, 2022, sales of products launched within the past five years increased to 42% of U.S. orthobiologics revenue compared to 39% for the same period in 2021. Revenue from orthobiologics sales internationally, which can be volatile from quarter to quarter because of irregular ordering patterns from our stocking distributors, decreased $0.2 million for the three months ended June 30, 2022 compared to the same period in 2021.
Revenue from spinal implants and enabling technology sales totaled $56.5 million for the six months ended June 30, 2022, an increase of $12.1 million, from the same period in 2021. Revenue from spinal implants and enabling technology sales in the United States increased $9.4 million for the six months ended June 30, 2022 compared to the same period in 2021, and included $2.9 million of capital sales from recently acquired 7D Surgical. The remaining revenue growth in the current year period was driven by recently launched products, predominantly those products that were alpha or fully launched since 2020, and which have been important catalysts to our ability to take market share in the U.S. spinal implants market. Revenue from spinal implants and enabling technology sales internationally increased $2.8 million for the six months ended June 30, 2022 compared to the same period in 2021, and included $1.6 million of capital sales from recently acquired 7D Surgical. The remaining revenue growth for international was primarily driven by early shipments of a portion of final stocking orders to European distributors.
Cost of Goods Sold and Gross Margin
Cost of goods sold increased $6.7 million to $39.5 million for the six months ended June 30, 2022, compared to the same period in 2021. Gross margin was 63.1% for the six months ended June 30, 2022, compared to 63.3% for the same period in 2021. The decrease in gross margin was due to increased technology-related intangible asset amortization and inventory purchase accounting fair market value adjustments associated with the 7D Surgical acquisition.

Cost of goods sold included $2.0 million and $0.9 million of amortization for product technology intangible assets, for the six months ended June 30, 2022 and 2021, respectively.
Selling and Marketing
Selling and marketing expenses increased $13.7 million to $62.5 million for the six months ended June 30, 2022 compared to the same period in 2021. The increase was driven by higher commissions due to the revenue increase, 7D Surgical sales and marketing costs, higher sales, marketing, customer service and logistics headcount and related expenses, additional spinal instrument set depreciation and instrument replacement expense due to product launches, and higher freight and third-party logistics expenses.
General and Administrative
General and administrative expenses increased $2.7 million to $23.1 million for the six months ended June 30, 2022 compared to the same period in 2020, mostly due to the addition of general and administrative expenses attributable to 7D Surgical operations, and higher travel and headcount related expenses, which were partially offset by the legal, accounting and other due diligence costs incurred in the prior year quarter related to the 7D Surgical acquisition.
Research and Development
Research and development expenses increased $2.1 million to $11.5 million, or 11% of revenue, for the six months ended June 30, 2022 compared to the same period in 2021. The increase was due primarily to research and development headcount and related project expenses attributable to 7D Surgical operations.
Intangible Amortization
Intangible amortization expense, excluding the amounts reported in cost of goods sold for product technology intangible assets, was $1.7 million and $1.6 million for the six months ended June 30, 2022 and 2021.
Income Taxes

	Six Months Ended June 30,
	2022	2021
	(In thousands)
Loss before income taxes	$(31,926)	$(17,750)
(Benefit) provision for income taxes	(1,375)	183
Effective tax rate	4.3%	(1.0)%
We recorded an income tax benefit for the six months ended June 30, 2022 primarily related to the change in deferred tax assets and liabilities in foreign jurisdictions, offset by current activity in state and foreign operations as well as the change in US indefinite lived deferred tax liabilities. We recorded an income tax provision for the six months ended June 30, 2021 primarily related to federal, foreign and state operations.
In addition, for any pretax losses incurred by the consolidated U.S. tax group, we recorded no corresponding tax benefit because we have concluded that it is not more-likely-than-not that the full value of any resulting deferred tax assets will be realized. We will continue to assess our position in future periods to determine if it is appropriate to reduce a portion of our valuation allowance.
See “-Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021-Income Taxes,” above, for information related to the acquisition of 7D Surgical and the effect of the TCJA on our taxes.
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
Loss before income taxes includes the following special charges and gains for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Special Charges and (Gains):	(In thousands)
Severance and other costs associated with European sales and marketing reorganization	$127	$—	$406	$—
Purchase accounting inventory fair market value and adjustments	83	—	208	—
Acquisition and integration-related charges for 7D Surgical	(10)	519	363	1,795
Gain on forgiveness of PPP Loan	—	(6,173)	—	(6,173)
Total Special Charges and (Gains), net	$200	$(5,654)	$977	$(4,378)
The items reported above are reflected in the consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Cost of goods sold	$83	$—	$208	$—
General and administrative	117	519	769	1,795
Other expense (income), net	—	(6,173)	—	(6,173)
Total Special Charges and (Gains), net	$200	$(5,654)	$977	$(4,378)

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

Liquidity and Capital Resources
Overview
As of June 30, 2022, we had cash and cash equivalents totaling approximately $66.1 million and $1.2 million of borrowing capacity available under our credit facility. Subsequent to amending the credit facility in July 2022, we had $7.3 million of current borrowing capacity. We believe that our cash and cash equivalents, and the amount currently available to us under our credit facility, will be sufficient to fund our operations and meet our contractual obligations for at least the next twelve months.
Capital Resources
In addition to cash from operations, our existing credit facility is our primary source of capital. However, we have raised funds in the capital markets in the past and may continue to do so from time-to-time.
Risks and Uncertainties
We have incurred net losses in each year since inception. Our net losses were $30.6 million and $17.9 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $304.2 million. We anticipate that our expenses will increase as we continue invest in the expansion of our business, primarily in sales, marketing and research and development; invest in inventory, spinal implant set builds and instrument capital expenditures; and continue to operate as a public company. Based on our updated operating plans, we believe that we have sufficient resources to fund operations and meet our contractual obligations through the second quarter of 2023 with our existing cash and equivalents and borrowing capacity under our extended and expanded credit facility. However, based on our recurring losses from operations and the expectation of continued operating losses, we will need to raise additional capital to finance our future operations. If we are unable to raise such additional capital, it may raise substantial doubt about our ability to continue as a going concern. Longer term, we expect to raise additional capital through the sale of common stock in public offerings and/or private placements, debt financings, or through other capital sources.

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

Credit Facility
We have a $30.0 million credit facility with Wells Fargo Bank, National Association which matures in July 2027. At June 30, 2022, we had $25.0 million of outstanding borrowings under the credit facility. The borrowing capacity under the credit facility is determined monthly and is based on the amount of our eligible accounts receivable and inventory balances and qualified cash (as defined in the credit facility). Depending on the extent to which our eligible accounts receivable and inventory balances increase, our borrowing capacity could increase or decrease in the future. The credit facility contains various customary affirmative and negative covenants, including prohibiting us from incurring indebtedness without the lender’s consent. Under the terms of the credit facility, if our Total Liquidity (as defined in the credit facility) is less than $5.0 million, we are required to maintain a minimum fixed charge coverage ratio of 1.10 to 1.00 for the applicable measurement period. Our Total Liquidity was $62.5 million at June 30, 2022, and therefore that financial covenant was not applicable at that time.
Underwritten Offerings
In April 2021, we sold 5,175,000 shares of common stock, resulting in net proceeds of approximately $94.5 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by us.
Cash Flows

	Six Months Ended June 30,		2022 vs. 2021
	2022	2021	% Change
	(In thousands)
Net cash used in operating activities	$(23,118)	$(10,091)	129%
Net cash used in investing activities	(17,803)	(40,448)	(56)%
Net cash provided by financing activities	24,112	94,583	(75)%
Effect of exchange rate changes on cash and cash equivalents	(219)	(160)	37%
Net change in cash and cash equivalents	$(17,028)	$43,884	(139)%
Net Cash Used in Operating Activities
Net cash used in operating activities for the six months ended June 30, 2022 increased by $13.0 million compared to the same period in 2021 due to primarily to timing of payments to vendors.
Net Cash Used in Investing Activities
Net cash used in investing activities for the six months ended June 30, 2022 decreased by $22.6 million compared to the same period in 2021. The decrease was primarily due to the acquisition of 7D Surgical during the 2021 period, offset by a $5.8 million increase in purchases of property and equipment during the 2022 period compared to the 2021 period.

Net Cash Provided by Financing Activities
Net cash provided by financing activities was $24.1 million for the six months ended June 30, 2022. It was comprised primarily of $25.0 million of borrowings under the credit facility and $1.0 million of proceeds from the issuance of common stock under our ESPP, partially offset by $1.9 million of cash used for tax payments we made on our employees' behalf for shares we withheld from such employees on the vesting of restricted stock awards to cover statutory tax withholding requirements. Net cash provided by financing activities was $94.6 million for the six months ended June 30, 2021. It was comprised primarily of net proceeds of approximately $94.5 million from our April 2021 public offering, $20.0 million of borrowings under the credit facility, $1.6 million of proceeds from the exercise of stock options and $1.0 million proceeds from the issuance of common stock under our ESPP, partially offset by $20.0 million of repayments of borrowings under the credit facility and $2.5 million of cash used for tax payments we made on our employees' behalf for shares we withheld from such employees on the vesting of restricted stock awards to cover statutory tax withholding requirements.
Off-Balance Sheet Arrangements
There were no off-balance sheet arrangements as of June 30, 2022 that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our business.
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

We are exposed to risk from changes in foreign currency exchange rates, particularly with respect to the Euro and the Canadian dollar. For six months ended June 30, 2022 and 2021, sales transacted in foreign currencies accounted for approximately 11% and 10%, respectively of our consolidated net sales. In addition, our exposure to fluctuations in foreign currencies arises because certain of our subsidiaries enter into purchase or sale transactions using a currency other than the subsidiaries’ functional currencies. Accordingly, our future results could be materially impacted by changes in foreign exchange rates or other factors. Currently, we do not use financial instruments to manage the impact of currency fluctuations on our business through hedging transactions.
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
Note 3, “Debt and Interest” to the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report details our interest rates under our credit facility. As of June 30, 2022, we had $25.0 million outstanding under our credit facility. Based upon our overall interest rate exposure as of June 30, 2021, a change of 10 percent in interest rates, assuming the principal amount outstanding remains constant, would have impacted our earnings and cash flow for the six months ended June 30, 2022 by $0.8 million. This analysis does not consider the effect of the change in the level of overall economic activity that could exist in such an environment.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of our management, our Chief Executive Officer and Chief Operating and Financial Officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Operating and Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Inherent Limitations of Internal Controls
Our management, including our Chief Executive Officer and Chief Operating and Financial Officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
During the second quarter of 2022, we did not issue any securities that were not registered under the Securities Act of 1933, as amended (the Securities Act).
Purchases of Equity Securities by the Issuer
The table below is a summary of purchases of our common stock we made during the quarter covered by this report. Other than as indicated in the table below, no such purchases were made in any other month during the quarter. We do not have any publicly announced repurchase plans or programs.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs

April 1 - April 30	3,688	$12.19	—	—
May 1 - May 31	1,111	$9.63	—	—
June 1 - June 30	30,173	$7.63	—	—

(1)	These shares were surrendered to the Company to satisfy tax withholdings obligations in connection with the vesting of restricted stock awards.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1*	Amended and Restated Certificate of Incorporation, as amended to date

10.1*	Standard Industrial/Commercial Single-Tenant Lease – Net, dated for reference purposes only June 1, 2022, between Isotis Orthobiologics, Inc. and Monarch RRC Properties, LP

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*†	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*†	Inline XBRL Taxonomy Extension Schema Document

101.CAL*†	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*†	Inline XBRL Definition Linkbase Document

101.LAB*†	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*†	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within Exhibit 101.INS Inline XBRL document)

*	Filed herewith
**	These certifications are being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation by reference language in such filing.

† The financial information of SeaSpine Holdings Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 filed on August 4, 2022 formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Loss, (iii) the Condensed Consolidated Balance Sheets, (iv) Parenthetical Data to the Condensed Consolidated Balance Sheets, (v) the Condensed Consolidated Statements of Cash Flows, (vi) the Condensed Consolidated Statements of Equity, and (vii) Notes to Unaudited Condensed Consolidated Financial Statements, is furnished electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEASPINE HOLDINGS CORPORATION

Date:	August 4, 2022	/s/ Keith C. Valentine
Keith C. Valentine
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 4, 2022	/s/ John J. Bostjancic
John J. Bostjancic
Chief Operating and Financial Officer
(Principal Financial Officer)