Form 10-Q
period 2022-09-30
SeaSpine Holdings Corp
filed 2022-11-03
CIK 1637761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of October 31, 2022 was 37,202,800.

SEASPINE HOLDINGS CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SEASPINE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Total revenue, net	$67,147	$46,445	$174,158	$135,862
Cost of goods sold	26,637	18,289	66,140	51,137
Gross profit	40,510	28,156	108,018	84,725
Operating expenses:
Selling and marketing	32,983	27,578	95,518	76,413
General and administrative	14,767	11,642	37,898	32,055
Research and development	6,596	6,262	18,095	15,618
Intangible amortization	856	942	2,568	2,577
Total operating expenses	55,202	46,424	154,079	126,663
Operating loss	(14,692)	(18,268)	(46,061)	(41,938)
Other (expense) income, net	(419)	(231)	(976)	5,689
Loss before income taxes	(15,111)	(18,499)	(47,037)	(36,249)
Provision (benefit) for income taxes	389	(872)	(986)	(689)
Net loss	$(15,500)	$(17,627)	$(46,051)	$(35,560)
Net loss per share, basic and diluted	$(0.42)	$(0.48)	$(1.25)	$(1.09)
Weighted average shares used to compute basic and diluted net loss per share	37,044	36,419	36,833	32,638
The accompanying notes are an integral part of these condensed consolidated financial statements.

SEASPINE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(15,500)	$(17,627)	$(46,051)	$(35,560)
Other comprehensive income (loss)
Foreign currency translation adjustments	(493)	(170)	(1,135)	(425)
Comprehensive loss	$(15,993)	$(17,797)	$(47,186)	(35,985)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SEASPINE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except par value data)

	September 30, 2022	December 31, 2021

ASSETS
Current assets:
Cash and cash equivalents	$46,763	$83,106
Trade accounts receivable, net of allowances of $166 and $74	38,969	36,231
Inventories	83,993	72,299
Prepaid expenses and other current assets	5,141	4,328
Total current assets	174,866	195,964
Property, plant and equipment, net	56,360	46,892
Right of use assets	16,347	6,948
Intangible assets, net	36,532	42,056
Goodwill	84,595	84,595
Long-term trade receivable	4,568	—
Other assets	856	812
Total assets	$374,124	$377,267
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable, trade	17,778	20,301
Accrued compensation	9,578	8,769
Accrued commissions	12,457	9,877
Short-term lease liability	2,412	2,234
Deferred revenue	2,137	1,545
Other accrued expenses and current liabilities	10,685	10,255
Total current liabilities	55,047	52,981
Long-term borrowings under credit facility	25,812	—
Long-term lease liability	15,124	5,866
Deferred tax liability, net	3,182	4,308
Other liabilities	500	1,748
Total liabilities	99,665	64,903

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value; 15,000 authorized; no shares issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value; 120,000 authorized; 37,197 and 36,584 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	372	366
Additional paid-in capital	593,306	584,031
Accumulated other comprehensive income	435	1,570
Accumulated deficit	(319,654)	(273,603)
Total stockholders' equity	274,459	312,364
Total liabilities and stockholders' equity	$374,124	$377,267
The accompanying notes are an integral part of these condensed consolidated financial statements.

SEASPINE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2022	2021
OPERATING ACTIVITIES:
Net loss	$(46,051)	$(35,560)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,838	10,280
Instrument replacement expense	4,549	2,665
Provision for excess and obsolete inventories	3,649	3,891
Deferred income tax benefit	(1,089)	—
Stock-based compensation	10,172	8,791
Gain on forgiveness of Paycheck Protection Program Loan	—	(6,173)
Other	112	429
Changes in assets and liabilities, net of the effects from acquisition:
Accounts receivable	(3,520)	(753)
Inventories	(13,647)	(17,995)
Prepaid expenses and other current assets	(830)	248
Long-term trade receivable	(4,568)	—
Other non-current assets	(133)	220
Accounts payable	1,432	9,729
Accrued commissions	2,577	1,053
Other accrued expenses and current liabilities	886	1,405
Other non-current liabilities	(563)	(607)
Net cash used in operating activities	(34,186)	(22,377)
INVESTING ACTIVITIES:
Purchases of property and equipment	(25,043)	(16,894)
Additions to technology assets	(700)	(1,161)
Acquisitions	—	(28,331)
Net cash used in investing activities	(25,743)	(46,386)
FINANCING ACTIVITIES:
Borrowings under credit facility	25,000	20,000
Repayments of credit facility	—	(20,000)
Debt issuance costs	—	(45)
Proceeds from issuance of common stock- employee stock purchase plan	964	1,016
Proceeds from exercise of stock options	31	1,996
Proceeds from issuance of common stock, net of offering costs	—	94,531
Repurchases of common stock for income tax withheld upon vesting of restricted stock awards and restricted stock units	(1,888)	(2,781)
Payment of contingent royalty consideration liabilities in connection with acquisition of business	(39)	(33)
Net cash provided by financing activities	24,068	94,684
Effect of exchange rate changes on cash and cash equivalents	(482)	(301)
Net change in cash and cash equivalents	(36,343)	25,620
Cash and cash equivalents at beginning of period	83,106	76,813
Cash and cash equivalents at end of period	$46,763	$102,433
Supplemental cash flow information:
Interest paid	$114	$253
Income taxes paid	$130	$148
Non-cash investing activities:
Purchases of property and equipment in liabilities	$3,507	$4,648
Intangible assets payments in liabilities	$—	$200
Non-cash financing activities:
Issuance of common stock - Acquisition	$—	$61,048
Exchangeable shares - Acquisition	$—	$26,505
The accompanying notes are an integral part of these condensed consolidated financial statements.

SEASPINE HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands)

	Common Stock		Additional	Accumulated Other		Total
	Number of		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance December 31, 2021	36,584	$366	$584,031	$1,570	$(273,603)	$312,364
Net loss	—	—	—	—	(16,604)	(16,604)
Foreign currency translation adjustment	—	—	—	(175)	—	(175)
Issuance of common stock- Exchangeable Shares	50	1	(1)	—	—	—
Restricted stock issued	155	1	—	—	—	1
Issuance of common stock - exercise of stock options	—	—	3	—	—	3
Repurchases of common stock for income tax withheld upon vesting of restricted stock awards and restricted stock units	—	—	(1,587)	—	—	(1,587)
Stock-based compensation	—	—	2,819	—	—	2,819
Balance March 31, 2022	36,789	368	585,265	1,395	(290,207)	296,821
Net loss	—	—	—	—	(13,947)	(13,947)
Foreign currency translation adjustment	—	—	—	(467)	—	(467)
Restricted stock issued	192	2	(1)	—	—	1
Issuance of common stock under employee stock purchase plan	201	2	962	—	—	964
Issuance of common stock- exercise of stock options	3	—	28	—	—	28
Repurchases of common stock for income tax withheld upon vesting of restricted stock awards and restricted stock units	—	—	(274)	—	—	(274)
Stock-based compensation	—	—	3,701	—	—	3,701
Balance June 30, 2022	37,185	372	589,681	928	(304,154)	286,827
Net loss	—	—	—	—	(15,500)	(15,500)
Foreign currency translation adjustment	—	—	—	(493)	—	(493)
Restricted stock issued	12	—	—	—	—	—
Repurchases of common stock for income tax withheld upon vesting of restricted stock awards and restricted stock units	—	—	(27)	—	—	(27)
Stock-based compensation	—	—	3,652	—	—	3,652
Balance September 30, 2022	37,197	372	593,306	435	(319,654)	274,459

	Common Stock		Additional	Accumulated Other		Total
	Number of		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance December 31, 2020	27,729	$277	$388,574	$2,124	$(219,257)	$171,718
Net loss	—	—	—	—	(12,720)	(12,720)
Foreign currency translation adjustment	—	—	—	(357)	—	(357)
Restricted stock issued	175	2	—	—	—	2
Issuance of common stock - exercise of stock options	44	—	496	—	—	496
Repurchases of common stock for income tax withheld upon vesting of restricted stock awards and restricted stock units	—	—	(2,418)	—	—	(2,418)
Stock-based compensation	—	—	2,546	—	—	2,546
Balance March 31, 2021	27,948	279	389,198	1,767	(231,977)	159,267
Net loss	—	—	—	—	(5,213)	(5,213)
Foreign currency translation adjustment	—	—	—	102	—	102
Restricted stock issued	71	1	(1)	—	—	—
Issuance of common stock under employee stock purchase plan	109	1	1,015	—	—	1,016
Issuance of common stock- Public Offering	5,175	52	94,479	—	—	94,531
Issuance of common stock- Acquisition	2,991	30	61,018	—	—	61,048
Issuance of common stock- Exchangeable Shares	—	—	26,505	—	—	26,505
Issuance of common stock- exercise of stock options	81	1	1,106	—	—	1,107
Repurchases of common stock for income tax withheld upon vesting of restricted stock awards and restricted stock units	—	—	(126)	—	—	(126)
Stock-based compensation	—	—	3,096	—	—	3,096
Balance June 30, 2021	36,375	364	576,290	1,869	(237,190)	341,333
Net loss	—	—	—	—	(17,627)	(17,627)
Foreign currency translation adjustment	—	—	—	(170)	—	(170)
Restricted stock issued	22	—	—	—	—	—
Issuance of common stock- exercise of stock options	30	—	393	—	—	393
Repurchases of common stock for income tax withheld upon vesting of restricted stock awards and restricted stock units	—	—	(237)	—	—	(237)
Stock-based compensation	—	—	3,149	—	—	3,149
Balance September 30, 2021	36,427	364	579,595	1,699	(254,817)	326,841

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
The Company’s financial statements are presented on a consolidated basis. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. The unaudited interim condensed consolidated financial statements do not include all information and disclosures required by GAAP for annual audited financial statements and should be read with the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the SEC. In the opinion of management, the unaudited interim condensed consolidated financial statements included in this report have been prepared on the same basis as the Company's audited consolidated financial statements and include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations, cash flows, and statement of equity for periods presented. The results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results expected for the full year. The condensed consolidated balance sheet as of December 31, 2021 was derived from the audited consolidated balance sheet for the year ended December 31, 2021. Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.
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
2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Going Concern
The Company has not achieved profitable operations, nor is there assurance that profitable operations will ever be achieved, and, if achieved, could be sustained on a continuing basis. As of September 30, 2022, the Company had cash and cash equivalents totaling approximately $46.8 million and $0.6 million of borrowing capacity available under its credit facility. The Company incurred net losses in each year since inception. Its net losses were $46.1 million and $35.6 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, the Company had an accumulated deficit of $319.7 million. The Company anticipates that its expenses will increase as it continues to invest in the expansion of its business, primarily in sales, marketing and research and development, and invests in inventory, spinal implant set builds and instrument capital expenditures. In addition, the Company is subject to a number of risks similar to other medical device companies, including, but not limited to, risks related to maintaining high levels of inventory, raising additional capital, and the successful discovery, development, and commercialization of products. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern and, based on its operating plans and current liquidity resources, it does not believe that it has sufficient resources to fund operations and meet its contractual obligations for the 12 months following the issuance date of these consolidated financial statements. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty and assumes that the Company will continue as a going concern through the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Subsequent to the quarter end, the Company entered into an agreement and plan of merger with Orthofix Medical Inc., a Delaware corporation (“Orthofix”), which contemplates a merger of equals in an all stock transaction. See Note 12. Subsequent Events for further discussion. There is no assurance that the proposed merger with Orthofix will be consummated. If the merger is not consummated, the Company could be forced to raise funds through an equity or debt offering, delay, reduce or eliminate some or all of its projected inventory and capital expenditures spend, research and development programs or commercialization activities, which could materially adversely affect its business prospects and its ability to continue operations.

COVID-19; Ukraine Conflict

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

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The Company evaluates the collectability of accounts receivable based on a combination of factors. In circumstances where a specific customer is unable to meet its financial obligations to the Company, a provision to the allowances for doubtful accounts for expected credit losses is recorded to reduce the net recognized receivable to the amount that is reasonably expected to be collected. For all other customers, a provision to the allowances for doubtful accounts for expected credit losses is recorded based on factors including the length of time the receivables are past due, the current business environment, the geographic market and the Company’s historical experience. Provisions to the allowances for doubtful accounts for expected credit losses are recorded to general and administrative expenses. Account balances are charged off against the allowance when it is probable that the receivable will not be recovered. The allowance for doubtful accounts for expected credit losses was $166 thousand and $74 thousand as of September 30, 2022 and December 31, 2021, respectively.
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
Net Loss Per Share
The Company follows the two-class method when computing net loss per share. Because the Company's board of directors has discretion in declaring/issuing dividends on the Company's common stock, these dividend rights meet the definition for participating securities. Basic and diluted net loss per share was calculated using the weighted-average number of shares of common stock outstanding during the period. The weighted average number of shares used to compute diluted net loss per share excludes any assumed issuance of common stock upon exercise of stock options, any assumed issuance of common stock under restricted stock awards or units, and any assumed issuances under the Company's employee stock purchase plan, because the effect, in each case, would be antidilutive. Common stock equivalents, including the Exchangeable Shares (as defined below), of 7.3 million and 6.5 million shares for each of the three and nine months ended September 30, 2022 and 2021, respectively, were excluded from the calculation because of their antidilutive effect.
3. DEBT AND INTEREST
Credit Agreement
In December 2015, the Company entered into a credit facility with Wells Fargo Bank, N.A. (as amended, the Credit Facility). On July 15, 2022, the Company entered into an amendment to the Credit Facility which, among other things, extends the maturity date from July 27, 2022 to July 27, 2025, and changes the monthly interest rate from an interest rate based on LIBOR and a three-level grid based on the prior month’s excess availability to an interest rate based on Term SOFR plus 2.65% (the transition from LIBOR to Term SOFR was intended to be value neutral). The Credit Facility provides an asset-backed revolving line of credit of up to $30.0 million. In addition, under the Credit Facility, at any time prior to July 15, 2025, the Company may increase the $30.0 million borrowing limit by up to an additional $10.0 million, subject to the Company having sufficient amounts of eligible accounts receivable and inventory and to customary conditions precedent, including obtaining the commitment of lenders to provide such additional amount. The Company paid to Wells Fargo a $150,000 closing fee in connection with parties entering into the amendment. In connection with entering into the Credit Facility, the Company was required to become a guarantor and to provide a security interest in substantially all its assets for the benefit of the counterparty.
As of September 30, 2022, there was $25.8 million outstanding under the Credit Facility. There were no amounts outstanding at December 31, 2021. As of September 30, 2022, the effective interest rate on the amounts borrowed was 4.78%. At September 30, 2022, the Company had $0.6 million of current borrowing capacity under the Credit Facility before the

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
requirement to maintain the minimum fixed charge coverage ratio as discussed below. Debt issuance costs and legal fees related to the amendment of the Credit Facility totaling $0.3 million were recorded as a deferred asset and are being amortized ratably over the term of the arrangement.
Borrowings under the amended Credit Facility accrue interest at the rate then applicable to base rate loans (as customarily defined), unless and until converted into SOFR rate loans (as customarily defined) in accordance with the Credit Facility. Borrowings bear interest at a floating annual rate equal to (a) base rate plus 1.50 percentage points for base rate loans and (b) SOFR rate plus 2.65 percentage points for SOFR rate loans. The Company also pays an unused line fee based on the average amount borrowed under the Credit Facility for the most recently completed month equal to 0.50% per annum of the amount unused under the Credit Facility. The unused line fee is due on the first day of each month.
The Credit Facility contains various customary affirmative and negative covenants, including prohibiting the Company from incurring indebtedness without the lender’s consent. The Credit Facility also includes a financial covenant that requires the Company to maintain a minimum fixed charge coverage ratio of 1.10 to 1.00 for the applicable measurement period, if the Company's Total Liquidity (as defined in the Credit Facility) is less than $5.0 million. The Company was in compliance with all applicable covenants at September 30, 2022.
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

4. INVENTORIES
Inventories consisted of:

	September 30, 2022	December 31, 2021
	(In thousands)
Finished goods	$58,015	$49,405
Work in process	19,777	17,644
Raw materials	6,201	5,250
	$83,993	$72,299

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
Property, plant and equipment balances and corresponding useful lives were as follows:

	September 30, 2022	December 31, 2021	Useful Lives
	(In thousands)
Leasehold improvements	$6,641	$6,501	Shorter of lease term or useful life
Machinery and production equipment	11,004	10,408	3	-	10	years
Spinal instruments and sets	50,091	45,076	4	-	6	years
Information systems and hardware	9,834	8,186	3	-	7	years
Furniture and fixtures	2,086	2,097	3	-	5	years
Construction in progress	22,202	17,615
Total	101,858	89,883
Less accumulated depreciation and amortization	(45,498)	(42,991)
Property, plant and equipment, net	$56,360	$46,892
Depreciation and amortization expenses totaled $2.5 million and $2.2 million for the three months ended September 30, 2022 and 2021, respectively, and $7.3 million and $5.5 million for the nine months ended September 30, 2022 and 2021, respectively. The cost of purchased instruments used to replace damaged instruments in existing sets and recorded directly to instrument replacement expense totaled $1.9 million and $1.0 million for the three months ended September 30, 2022 and 2021, respectively, and $4.5 million and $2.7 million for the nine months ended September 30, 2022 and 2021, respectively.

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
The components of the Company’s identifiable intangible assets were:

	September 30, 2022
	Weighted Average Life	Cost	Accumulated Amortization	Net
	(Dollars in thousands)
Product technology	12 years	$65,642	$(35,442)	$30,200
Customer relationships	12 years	56,830	(51,618)	$5,212
Trademarks/brand names	6 years	1,600	(615)	$985
Other intangibles	8 years	$162	$(27)	$135
		$124,234	$(87,702)	$36,532

	December 31, 2021
	Weighted Average Life	Cost	Accumulated Amortization	Net
	(Dollars in thousands)
Product technology	12 years	$65,642	$(32,484)	$33,158
Customer relationships	12 years	56,830	(49,241)	7,589
Trademarks/brand names	6 years	1,600	(438)	1,162
Other intangibles	8 years	159	(12)	147
		$124,231	$(82,175)	$42,056
Annual amortization expense (including amounts reported in cost of goods sold) is expected to be approximately $7.3 million in 2022, $6.6 million in 2023, $4.6 million in 2024, $3.3 million in 2025, and $3.3 million in 2026. For the three months ended September 30, 2022 and 2021, amortization expense totaled $1.8 million and $2.2 million, respectively, and included $1.0 million and $1.3 million, respectively, of amortization of product technology intangible assets that is presented within cost of goods sold. Amortization expense totaled $5.5 million and $4.7 million for the nine months ended September 30, 2022 and 2021, respectively, and included $3.0 million and $2.2 million, respectively, of amortization of product technology intangible assets that is presented within cost of goods sold.

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
Equity Award Plans
In May 2015, the Company adopted the 2015 Incentive Award Plan, which was subsequently amended and restated with approval of the Company's stockholders. In February and March 2018, the Company's board of directors approved amendments to the plan that increased the share reserve by an aggregate of 2,726,000 shares over the then-existing share reserve thereunder, subject to stockholder approval. The Company's stockholders approved both amendments in May 2018. In April 2020, the Company's board of directors approved an amendment to the plan that, among other things, increased the share reserve by an aggregate of 3,500,000 shares over the then-existing share reserve thereunder, subject to stockholder approval. The Company's stockholders approved the amendment in June 2020 (the 2015 Incentive Award Plan, as amended and restated to date, the Restated Plan). Under the Restated Plan, the Company can grant its employees, non-employee directors and consultants incentive stock options and non-qualified stock options, restricted stock, performance stock, dividend equivalent rights, stock appreciation rights, stock payment awards and other incentive awards. The aggregate number of shares that may be issued or transferred pursuant to awards under the Restated Plan is the sum of (1) the number of shares issuable upon exercise or vesting of the equity awards issued by the Company's former parent company prior to the spin-off that were converted into the Company's equity awards under the Restated Plan as of the date of the spin-off and (2) 9,735,500 shares of the Company's common stock in respect of awards granted under the Restated Plan. As of September 30, 2022, 1,411,864 shares were available for issuance under the Restated Plan.
In August 2020, the Company adopted the 2020 Employment Inducement Incentive Award Plan (the 2020 Inducement Plan). The terms of the 2020 Inducement Plan are substantially similar to the terms of the Restated Plan with four principal exceptions: (1) incentive stock options may not be granted under the 2020 Inducement Plan; (2) there are no annual limits on awards that may be issued to an individual under the 2020 Inducement Plan; (3) awards granted under the 2020 Inducement Plan are not required to be subject to any minimum vesting period; and (4) awards may be granted under the 2020 Inducement Plan only to those individuals and in those circumstances described below. An aggregate of 2,000,000 shares are reserved under the 2020 Inducement Plan. As of September 30, 2022, 1,171,398 shares were available for issuance under the 2020 Inducement Plan.
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
Forfeiture Rate Assumptions
Stock-based compensation expense related to all equity awards includes an estimate for forfeitures. The expected forfeiture rate of all equity-based compensation is based on historical experience of pre-vesting forfeitures on awards and options by each homogeneous group of shareowners. For awards and options granted to non-executive employees, the forfeiture rate is estimated to be 10% and 9% annually for the nine months ended September 30, 2022 and 2021, respectively. There is no forfeiture rate applied to awards or options granted to non-employee directors or executive employees because their pre-vesting forfeitures are anticipated to be highly unlikely. As individual awards and options become fully vested, stock-based compensation expense is adjusted to recognize actual forfeitures.

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
No restricted stock units were granted to non-employee directors during any of the three or nine months ended September 30, 2022 or 2021. During each of the nine months ended September 30, 2022 and 2021, there were 141,575 and 65,540 shares of restricted stock awards granted to non-employee directors. There were no restricted stock awards granted to non-employee directors during each of the three months ended September 30, 2022 and 2021, respectively.
During the three and nine months ended September 30, 2022, 82,743 and 804,150 restricted stock units were granted to employees, respectively. During the three and nine months ended September 30, 2021, 10,600 and 409,385 restricted stock units were granted to employees, respectively. No restricted stock awards were granted to employees during any of the three or nine months ended September 30, 2022 or 2021.
As of September 30, 2022, there was approximately $7.9 million of unrecognized compensation expense related to the unvested portions of restricted stock awards and restricted stock units. This expense is expected to be recognized over a weighted-average period of approximately 1.2 years.
Stock Options
Stock option grants to employees generally have a requisite service period of four to five years, and stock option grants to non-employee directors generally have a requisite service period of one year. Both are subject to graded vesting. The Company records stock-based compensation expense associated with stock options on an accelerated basis over the applicable vesting period within each grant and based on their fair value at the date of grant using the Black-Scholes-Merton option pricing model. There were 143,539 and 53,850 stock options granted during the three months ended September 30, 2022 and 2021, respectively, and 680,084 and 1,131,863 stock options granted during the nine months ended September 30, 2022 and 2021, respectively. The following weighted-average assumptions were used in the calculation of fair value for options granted during the period indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Expected dividend yield	—%	—%	—%	—%
Risk-free interest rate	3.2%	0.6%	2.0%	0.6%
Expected volatility	54.7%	52.3%	52.7%	51.7%
Expected term (in years)	4.3	4.3	5.1	4.9
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
As of September 30, 2022, there was approximately $5.0 million of unrecognized compensation expense related to unvested stock options. This expense is expected to be recognized over a weighted-average period of approximately 1.4 years.
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

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Subject to stockholder approval, on and effective as of November 2, 2018, the Company's board of directors approved an amendment to the ESPP pursuant to which the share reserve under the ESPP would increase from 400,000 shares to 800,000 shares. The Company's stockholders approved that amendment in May 2019. In December 2020, the Company's board of directors approved the issuance of an additional 500,000 shares of common stock under the ESPP. The Company's stockholders approved that amendment in June 2021. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended (the IRC). The ESPP contains a restart feature, such that if the market price of the stock at the end of any six-month purchase period is lower than the market price at the original grant date of an offering period, that offering period will terminate after that purchase date, and a new two-year offering period will commence on the January 1 or July 1 immediately following the date the original offering period terminated. This restart feature was triggered on the purchase date that occurred on December 31, 2021, such that the offering periods that commenced on January 1, 2021 and July 1, 2021 were terminated, and a new two-year offering period commenced on January 1, 2022 and will end on December 31, 2023. This restart feature was triggered again on the purchase date that occurred on June 30, 2022, such that the offering period that commenced on January 1, 2022 was terminated, and a new two-year offering period commenced on July 1, 2022 and will end on June 30, 2024. The Company applied share-based payment modification accounting to the awards that were initially valued at the grant date to determine the amount of any incremental fair value associated with the modified awards. The impact to stock-based compensation expense for modifications during the nine months ended September 30, 2022 was immaterial.
During the nine months ended September 30, 2022 and 2021, there were 200,642 and 109,178 shares of common stock purchased under the ESPP. The Company recognized $0.8 million in expense related to the ESPP for each of the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, 226,675 shares were available under the ESPP for future issuance.
The Company estimates the fair value of shares issued to employees under the ESPP using the Black-Scholes-Merton option-pricing model. The following weighted average assumptions were used in the calculation of fair value of shares under the ESPP at the grant date for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Expected dividend yield	—%	—%	—%	—%
Risk-free interest rate	2.8%	0.1%	2.4%	0.1%
Expected volatility	51.3%	58.9%	52.1%	40.7%
Expected term (in years)	1.3	1.3	1.3	0.8
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
The Company’s lease portfolio only includes operating leases. As of September 30, 2022, the weighted average remaining lease term of these operating leases was 8.5 years and the weighted average discount rate was 4.6%. For the three months ended

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2022 and 2021, lease expense, which represents expense from operating leases, was $0.6 million and $0.7 million, respectively. For each of the nine months ended September 30, 2022 and 2021, lease expense was $1.8 million.
A summary of the Company's remaining lease liabilities at September 30, 2022 are as follows:

Operating Leases
(In thousands)
2022	1,062
2023	2,570
2024	2,718
2025	2,787
2026	2,839
Thereafter	9,655
Total undiscounted value of lease liabilities	$21,631
Less: present value adjustment	(3,612)
Less: short-term leases not capitalized	(483)
Present value of lease liabilities	17,536
Less: current portion of lease liability	(2,412)
Operating lease liability, less current portion	$15,124

9. INCOME TAXES
The following table summarizes the Company’s effective tax rate for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Reported income tax expense rate	(2.6)%	4.7%	2.1%	1.9%
The Company recorded an income tax provision for the three months ended September 30, 2022 primarily related to the change in deferred tax assets and liabilities in foreign jurisdictions, the change in US indefinite lived deferred tax liabilities, and current foreign and state income taxes. The Company recorded an income tax benefit for the nine months ended September 30, 2022 and each of the three and nine months ended September 30, 2021 primarily related to the change in deferred tax assets and liabilities in foreign jurisdictions, offset by current activity in state and foreign operations as well as the change in U.S. indefinite lived deferred tax liabilities.
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
See Note 12. Subsequent Events for further discussion of commitments related to the proposed merger with Orthofix.

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
11. SEGMENT AND GEOGRAPHIC INFORMATION
Segment Reporting
Management assessed its segment reporting based on how it internally manages and reports the results of its business to its chief operating decision maker. Management reviews financial results, manages the business and allocates resources on an aggregate basis. Therefore, financial results are reported in a single operating segment: the development, manufacturing and marketing of orthobiologics, spinal implants and enabling technologies. The Company reports revenue in two product categories: (1) orthobiologics and (2) spinal implants and enabling technologies. Orthobiologics products consist of a broad range of advanced and traditional bone graft substitutes designed to improve bone fusion rates following a wide range of orthopedic surgeries, including spine, hip, and extremities procedures. The spinal implants and enabling technologies portfolio consists of an extensive line of products and image-guided surgical solutions to facilitate spinal fusion in degenerative, minimally invasive surgery (MIS), and complex spinal deformity procedures. The Company attributes revenues to geographic areas based on the location of the customer.
The following table disaggregates revenue by major sales channel for each of the periods presented (in thousands):

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
	United States	International	Total	United States	International	Total
Orthobiologics	$23,754	$1,917	$25,671	$69,595	$6,581	$76,176
Spinal Implants and Enabling Technologies	27,381	14,095	41,476	76,533	21,449	97,982
Total revenue, net	$51,135	$16,012	$67,147	$146,128	$28,030	$174,158

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
	United States	International	Total	United States	International	Total
Orthobiologics	$20,145	$2,083	$22,228	$60,389	$6,898	$67,287
Spinal Implants and Enabling Technologies	21,082	3,135	24,217	60,877	7,698	68,575
Total revenue, net	$41,227	$5,218	$46,445	$121,266	$14,596	$135,862

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
12. SUBSEQUENT EVENTS
On October 10, 2022, SeaSpine entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Orthofix and Orca Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of Orthofix (“Merger Sub”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into SeaSpine (the “Merger”), with SeaSpine continuing as the surviving company and a wholly-owned subsidiary of Orthofix following the transaction.
Subject to the terms and conditions of the Merger Agreement, at the effective time and as a result of the Merger, each share of common stock of SeaSpine issued and outstanding immediately prior to the effective time of the Merger will be converted into the right to receive 0.4163 shares of common stock of Orthofix. In addition, at the effective time and as a result of the Merger, Orthofix will assume SeaSpine’s existing equity incentive plans in connection with the Merger, and outstanding SeaSpine equity awards will be automatically converted into Orthofix equity awards (on the same vesting schedule and other terms and conditions as existed prior to such conversion). The conversion of such equity awards will occur at the same exchange ratio as applies to SeaSpine common stock in the Merger, and the exercise price of converted SeaSpine stock options will also be correspondingly adjusted.
Upon completion of the Merger, Orthofix stockholders will own approximately 56.5% of the combined company on a fully diluted basis and SeaSpine stockholders will own approximately 43.5%.

Pursuant to the terms of the Merger Agreement, as of the effective time of the Merger, the board of directors of the combined company will consist of 9 individuals, including five individuals who are nominees of the board of directors of Orthofix (the “Orthofix Directors”) immediately prior to the effective time and four individuals who are nominees of the board of directors of SeaSpine immediately prior to the effective time. The Merger Agreement contemplates that Jon Serbousek will serve as Executive Chairman of the board of directors of the combined company, and Keith Valentine, SeaSpine’s current President and Chief Executive Officer and a member of the SeaSpine board of directors, will serve as President and Chief Executive Officer of the combined company and as a member of its board of directors.
Orthofix has agreed to take action necessary to list the Orthofix shares of common stock to be issued in connection with the Merger on the NASDAQ Global Select Market.
Each party’s obligation to implement the Merger is subject to certain customary conditions, including (i) the approval by Orthofix stockholders of the issuance of shares of Orthofix common stock in connection with the Merger; (ii) the adoption of the Merger Agreement by SeaSpine stockholders holding a majority of the outstanding shares of SeaSpine’s common stock; (iii) all applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 having expired or been terminated and all mandatory waiting periods or required consents under any other applicable antitrust or competition laws having expired or been obtained; (iv) no law having been enacted or order issued that remains in effect and has the effect of enjoining or otherwise prohibiting the consummation of the Merger; (v) the truth and accuracy of the other party’s representations and warranties in the Merger Agreement, generally subject to a Material Adverse Effect (as defined in the Merger Agreement) standard; (vi) no Material Adverse Effect of the other party having occurred since the date of the Merger Agreement; and (vii) the performance in all material respects by the other party of all of its covenants and agreements under the Merger Agreement.
Each of Orthofix and SeaSpine have made customary representations, warranties and covenants in the Merger Agreement, including, among others, covenants that (i) each party will conduct its business in all material respects in the ordinary course consistent with past practice during the interim period between the execution of the Merger Agreement and the consummation of the Merger; (ii) each party will not engage in certain kinds of transactions or take certain actions during such period; (iii) each party will convene and hold a meeting of its stockholders for the purpose of considering the adoption of the Merger Agreement, in the case of SeaSpine, and for the purpose of approving the issuance of shares of Orthofix common stock in connection with the Merger, in the case of Orthofix; and (iv) the respective boards of directors will recommend, subject to certain exceptions, that, its stockholders adopt the Merger Agreement, in the case of SeaSpine, and its stockholders approve the issuance of shares of Orthofix common stock in connection with the Merger, in the case of Orthofix.
Each party also has agreed not to (i) take certain actions to solicit proposals relating to alternative business combination transactions or (ii) subject to certain exceptions, including the receipt of a Superior Proposal (as such term is defined in the Merger Agreement), enter into discussions or an agreement concerning or provide confidential information in connection with any proposals for alternative business combination transactions.
The Merger Agreement may be terminated by mutual written consent of Orthofix and SeaSpine. The Merger Agreement also contains certain termination rights, including, among others, the right of either party to terminate if (i) the Merger shall not have

SEASPINE HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
become effective by the date that is five (5) months following the date of the Merger Agreement (the “Termination Date”), subject to certain conditions, provided that the Termination Date may be extended by either party to the date that is eight (8) months following the date of the Merger Agreement if all conditions to consummate the Merger have been satisfied other than the condition requiring antitrust approvals are not received by the initial Termination Date; (ii) the Orthofix and/or SeaSpine stockholder approvals are not obtained; (iii) the other party breaches its representations and covenants and such breach would result in the closing conditions not being satisfied; or (iv) a governmental body shall have issued any final and non-appealable order or any applicable law shall have been enacted that has the effect of enjoining or otherwise prohibiting the Merger.
The Merger Agreement also provides that Orthofix must pay SeaSpine a termination fee of $13,744,149 plus expenses not to exceed $2 million if the Merger Agreement is terminated because (a) the Orthofix board of directors or committee thereof (i) makes an Orthofix Adverse Recommendation Change (as defined in the Merger Agreement), (ii) does not include its recommendation in the Joint Proxy Statement (as defined in the Merger Agreement), or (iii) publicly proposes to take any actions in clauses (i) and (ii); (b) Orthofix materially breaches the non-solicitation provisions of the Merger Agreement; or (c) Orthofix enters into a definitive agreement with respect to a Superior Proposal (as defined in the Merger Agreement) prior to obtaining the requisite Orthofix stockholder approval, and while in compliance with the non-solicitation provisions of the Merger Agreement.
The Merger Agreement provides that SeaSpine must pay Orthofix a termination fee of $10,582,995 plus expenses not to exceed $2 million if the Merger Agreement is terminated because (a) the SeaSpine board of directors or committee thereof (i) makes a SeaSpine Adverse Recommendation Change (as defined in the Merger Agreement), (ii) does not include its recommendation in the Joint Proxy Statement (as defined in the Merger Agreement), or (iii) publicly proposes to take any actions in clauses (i) and (ii), (b) SeaSpine materially breaches the non-solicitation provisions of the Merger Agreement, or (c) SeaSpine enters into a definitive agreement with respect to a Superior Proposal (as defined in the Merger Agreement) prior to obtaining the requisite SeaSpine stockholder approval, and while in compliance with the non-solicitation provisions of the Merger Agreement.
This summary of the principal terms of the Merger Agreement are intended to provide information regarding the terms of the Merger Agreement and are not intended to modify or supplement any factual disclosures about Orthofix in its public reports filed with the United States Securities and Exchange Commission (“SEC”). In particular, the Merger Agreement and related summary are not intended to be, and should not be relied upon as, disclosures regarding any facts and circumstances relating to Orthofix.
The Merger Agreement includes customary representations, warranties and covenants of Orthofix, Merger Sub and SeaSpine made solely for the benefit of the parties to the Merger Agreement. The assertions embodied in those representations and warranties were made solely for purposes of the contract among Orthofix, Merger Sub and SeaSpine and may be subject to important qualifications and limitations agreed to by Orthofix, Merger Sub and SeaSpine in connection with the negotiated terms. Moreover, some of those representations and warranties may not be accurate or complete as of any specified date, may be subject to a contractual standard of materiality different from those generally applicable to Orthofix’s SEC filings or may have been used for purposes of allocating risk among Orthofix, Merger Sub and SeaSpine rather than establishing matters as facts. Investors are not third-party beneficiaries under the Merger Agreement and should not rely on the representations, warranties and covenants or any description thereof as characterizations of the actual state of facts of Orthofix, Merger Sub and SeaSpine or any of the respective subsidiaries or affiliates.
The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Merger Agreement, which is filed as Exhibit 2.1 to the registrant's current report on Form 8-K filed on October 11, 2022 and incorporated herein by reference.

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
These risks and uncertainties arise from (among other factors):
•the proposed merger with Orthofix, including whether the required regulatory and stockholder approvals will be obtained and the other conditions to closing will be satisfied, potential challenges to the proposed merger, the contractual restrictions on the operation of our business during the pendency of the merger, business operational uncertainties and potential loss of key employees;
•if the proposed merger with Orthofix is not consummated, we may need to raise additional capital to continue our operations, execute our business strategy and remain a going concern;
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
•our ability to attract and retain new, high-quality distributors and direct sales representatives, whether as a result of perceived deficiencies, or gaps, in our existing product portfolio, inability to reach agreement on financial or other contractual terms or otherwise, as well as disruption associated with restrictive covenants to, which distributors or direct sales representatives may be subject and potential litigation and expense associate therewith;
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
Our U.S. spinal implants and orthobiologics sales organization consists primarily of regional and territory managers who oversee a broad network of independent sales agents. We pay these sales agents commissions based on the sales of our products. Our enabling technologies sales organization consists of a direct sales force that works together with our independent sales agents to generate either a capital sale or to place systems and components in an account in a capital efficient manner in return for a longer-term revenue commitment for our spinal implant systems and/or orthobiologics products. Our international sales organization consists of a sales management team that oversees a network of independent stocking distributors that purchase products directly from us and independently sell them. For the three months ended September 30, 2022 and 2021, international sales accounted for approximately 24% and 11% of our revenue, respectively, and 16% and 11% for the nine months ended September 30, 2022 and 2021, respectively. Our policy is not to sell our products through or to participate in physician-owned distributorships.

Proposed Business Combination

On October 10, 2022, SeaSpine entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Orthofix Medical Inc., a Delaware corporation (“OrthoFix”), and Orca Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of Orthofix (“Merger Sub”), pursuant to which, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into SeaSpine (the “Merger”), with SeaSpine continuing as the surviving company and a wholly-owned subsidiary of Orthofix.

Under the terms of the Merger Agreement, SeaSpine stockholders will receive 0.4163 shares of Orthofix common stock for each share of SeaSpine common stock owned immediately prior to the effective time of the Merger. Immediately following the closing of the Merger, Orthofix stockholders will own approximately 56.5 percent of the combined company, and SeaSpine stockholders will own approximately 43.5 percent of the combined company, on a fully diluted basis.

The consummation of the Merger is subject to customary conditions, including the approval by Orthofix stockholders of the issuance of shares of Orthofix common stock in connection with the Merger; (ii) the adoption of the Merger Agreement by SeaSpine stockholders holding a majority of the outstanding shares of SeaSpine’s common stock, and all applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 having expired or been terminated and all mandatory waiting periods or required consents under any other applicable antitrust or competition laws having expired or been obtained.

Each party also agreed not to (i) take certain actions to solicit proposals relating to alternative business combination transactions or (ii) subject to certain exceptions, including the receipt of a Superior Proposal (as such term is defined in the Merger Agreement), enter into discussions or an agreement concerning or provide confidential information in connection with any proposals for alternative business combination transactions.

The Merger Agreement also contains certain termination rights, including, among others, the right of either party to terminate if the Merger shall not have become effective by the date that is five months following the date of the Merger Agreement, which date may be extended by either party to the date that is eight months following the date of the Merger Agreement if all conditions to consummate the Merger have been satisfied other than the condition requiring antitrust approvals.

The Merger Agreement also provides for the payment of termination fees by both parties under specified circumstances. The amount payable by Orthofix to SeaSpine is $13.7 million plus expenses not to exceed $2 million, and the amount payable by SeaSpine to Orthofix is $10.6 million plus expenses not to exceed $2 million.

The Merger is expected to close in the first quarter of 2023, subject to the satisfaction of applicable conditions.

The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Merger Agreement, which is filed as Exhibit 2.1 to the registrant's current report on Form 8-K filed on October 11, 2022 and incorporated herein by reference.
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

During the fourth quarter of 2021, we notified our European distributors that we will discontinue all sales and marketing activities for our spinal implant portfolio in the European market effective in September 2022 due to the significantly higher upfront and recurring annual costs required to comply with European medical device regulations. We will continue to market and sell our orthobiologics and enabling technologies products in the European market.

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
Enabling technologies revenue related to the sale of capital equipment, tools and software is typically recognized upon acceptance by the customer. Revenue from training and installation is recognized upon completion of the training and installation process. Revenue from service contracts is recognized over the term of the contract.
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
Selling and Marketing Expense
Our selling and marketing expenses consist primarily of sales commissions, payroll and other headcount related expenses, marketing expenses, shipping, third-party logistics expenses, depreciation of spinal implant instrument sets, instrument replacement expense, and cost of tradeshows and events and medical education and training.
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

RESULTS OF OPERATIONS

	Three Months Ended September 30,		2022 vs. 2021	Nine Months Ended September 30,		2022 vs. 2021
(In thousands, except percentages)	2022	2021	% Change	2022	2021	% Change
Total revenue, net	$67,147	$46,445	45%	$174,158	$135,862	28%
Cost of goods sold	26,637	18,289	46%	66,140	51,137	29%
Gross profit	40,510	28,156	44%	108,018	84,725	27%
Gross margin	60.3%	60.6%		62.0%	62.4%
Operating expenses:
Selling and marketing	32,983	27,578	20%	95,518	76,413	25%
General and administrative	14,767	11,642	27%	37,898	32,055	18%
Research and development	6,596	6,262	5%	18,095	15,618	16%
Intangible amortization	856	942	(9)%	2,568	2,577	—%
Total operating expenses	55,202	46,424	19%	154,079	126,663	22%
Operating loss	(14,692)	(18,268)	(20)%	(46,061)	(41,938)	10%
Other (expense) income, net	(419)	(231)	81%	(976)	5,689	(117)%
Loss before income taxes	(15,111)	(18,499)	(18)%	(47,037)	(36,249)	30%
Provision (benefit) for income taxes	389	(872)	(145)%	(986)	(689)	43%
Net loss	$(15,500)	$(17,627)	(12)%	$(46,051)	$(35,560)	30%

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021
Revenue
Total revenue, net for the three months ended September 30, 2022, was $67.1 million, an increase of 45% compared to the same period in 2021.

	Three Months Ended September 30,		2022 vs. 2021
	2022	2021	% Change
	(In thousands)
Orthobiologics	$25,671	$22,228	15%
United States	23,754	20,145	18%
International	1,917	2,083	(8)%

Spinal Implants and Enabling Technologies	$41,476	$24,217	71%
United States	27,381	21,082	30%
International	14,095	3,135	350%

Total revenue, net	$67,147	$46,445	45%

	Three Months Ended September 30,		2022 vs. 2021
	2022	2021	% Change
	(In thousands)
United States	$51,135	$41,227	24%
International	16,012	5,218	207%
Total revenue, net	$67,147	$46,445	45%
Revenue from orthobiologics sales totaled $25.7 million for the three months ended September 30, 2022, an increase of $3.4 million or 15%, from the same period in 2021. Revenue from orthobiologics sales in the United States increased $3.6 million to $23.8 million for the three months ended September 30, 2022 compared to the same period in 2021. The increase was primarily driven by higher sales of recently launched products. During the three months ended September 30, 2022, sales of products launched within the past five years increased to 48% of U.S. orthobiologics revenue compared to 43% for the same period in 2021. Revenue from orthobiologics sales internationally, which can be volatile from quarter to quarter because of irregular ordering patterns from our stocking distributors, decreased $0.2 million for the three months ended September 30, 2022 compared to the same period in 2021.

Revenue from spinal implants and enabling technology sales was $41.5 million for the three months ended September 30, 2022, an increase of $17.3 million or 71%, from the same period in 2021. Revenue from spinal implants and enabling technology sales in the United States increased $6.3 million to $27.4 million for the three months ended September 30, 2022 compared to the same period in 2021. The revenue growth in the current year period was driven by recently launched products, predominantly those products that were alpha or fully launched since 2020, and which have been important catalysts to our ability to take market share in the U.S. spinal implants market. Revenue from spinal implants and enabling technology sales internationally increased $11.0 million for the three months ended September 30, 2022 as compared to the same period in 2021. The spinal implants and enabling technology revenue growth for international was primarily driven by final spinal implant stocking orders to European distributors prior to the Company’s exit from that market in September 2022.
Cost of Goods Sold and Gross Margin
Cost of goods sold increased $8.3 million, to $26.6 million for the three months ended September 30, 2022, compared to the same period in 2021. Gross margin remained relatively consistent at 60.3% for the three months ended September 30, 2022 and 60.6% for the same period in 2021.
Cost of goods sold included $1.0 million and $1.3 million of amortization for product technology intangible assets for the three months ended September 30, 2022 and 2021, respectively.

Selling and Marketing
Selling and marketing expenses increased $5.4 million to $33.0 million for the three months ended September 30, 2022 compared to the same period in 2021. The increase was driven primarily by higher distributor commissions, higher tradeshow and travel costs, as well as higher selling, customer service, and supply chain headcount and related expenses.
General and Administrative
General and administrative expenses increased $3.1 million to $14.8 million for the three months ended September 30, 2022, primarily due to transaction costs related to the proposed merger with Orthofix, higher travel and headcount related expenses.
Research and Development
Research and development expenses increased $0.3 million to $6.6 million, or 10% of revenue, for the three months ended September 30, 2022 compared to the same period in 2021 due to research and development headcount and related project expenses.
Intangible Amortization
Intangible amortization expense, excluding the amounts reported in cost of goods sold for product technology intangible assets was $0.9 million for each of the three months ended September 30, 2022 and 2021, respectively.
Income Taxes

	Three Months Ended September 30,
	2022	2021
	(In thousands)
Loss before income taxes	$(15,111)	$(18,499)
Provision (benefit) for income taxes	389	(872)
Effective tax rate	(2.6)%	4.7%
We recorded an income tax provision for the three months ended September 30, 2022 primarily related to the change in deferred tax assets and liabilities in foreign jurisdictions, the change in US indefinite lived deferred tax liabilities, and current foreign and state income taxes. We recorded an income tax benefit for the three months ended September 30, 2021 primarily related to the change in deferred tax assets and liabilities in foreign jurisdictions, offset by current activity in state and foreign operations as well as the change in US indefinite lived deferred tax liabilities.
In addition, for any pretax losses incurred by the consolidated U.S. tax group, we recorded no corresponding tax benefit because we have concluded that it is not more-likely-than-not that the full value of any resulting deferred tax assets will be realized. We will continue to assess our position in future periods to determine if it is appropriate to reduce a portion of our valuation allowance.

The acquisition of 7D Surgical was treated as an asset purchase for US tax purposes and a stock purchase for Canadian tax purposes in 2021. As such, we recorded deferred tax assets and liabilities on its Canadian tax attributes. We continue to use our deferred tax liabilities as a source of income against a portion of our deferred tax assets. A valuation allowance was recorded for the portion of the deferred tax assets that are not more-likely-than-not to be realized. For the three months ended September 30, 2022, a net tax expense of $0.3 million was recorded as a result of the 7D Surgical current year losses. This was offset by expenses recorded for indefinite lived intangibles, current foreign and state taxes and prior year foreign tax true-ups.

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

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021
Revenue
Total revenue, net for the nine months ended September 30, 2022 was $174.2 million, an increase of 28% compared to the same period in 2021.

	Nine Months Ended September 30,		2022 vs. 2021
	2022	2021	% Change
	(In thousands)
Orthobiologics	$76,176	$67,287	13%
United States	69,595	60,389	15%
International	6,581	6,898	(5)%

Spinal Implants and Enabling Technologies	$97,982	$68,575	43%
United States	76,533	60,877	26%
International	21,449	7,698	179%

Total revenue, net	$174,158	$135,862	28%

	Nine Months Ended September 30,		2022 vs. 2021
	2022	2021	% Change
	(In thousands)
United States	$146,128	$121,266	21%
International	28,030	14,596	92%
Total revenue, net	$174,158	$135,862	28%

Revenue from orthobiologics sales totaled $76.2 million for the nine months ended September 30, 2022, an increase of $8.9 million, from the same period in 2021. Revenue from orthobiologics sales in the United States increased $9.2 million for the nine months ended September 30, 2022 compared to the same period in 2021. The increase was primarily driven by higher sales of recently launched products. During the nine months ended September 30, 2022, sales of products launched within the past five years increased to 44% of U.S. orthobiologics revenue compared to 41% for the same period in 2021. Revenue from orthobiologics sales internationally, which can be volatile from quarter to quarter because of irregular ordering patterns from our stocking distributors, decreased $0.3 million for the three months ended September 30, 2022 compared to the same period in 2021.
Revenue from spinal implants and enabling technology sales totaled $98.0 million for the nine months ended September 30, 2022, an increase of $29.4 million, from the same period in 2021. Revenue from spinal implants and enabling technology sales in the United States increased $15.7 million for the nine months ended September 30, 2022 compared to the same period in 2021. The revenue growth in the current year period was driven by recently launched products, predominantly those products that were alpha or fully launched since 2020, and which have been important catalysts to our ability to take market share in the U.S. spinal implants market, and from higher capital sales of enabling technology products from 7D Surgical, which we acquired in May 2021. Revenue from spinal implants and enabling technology sales internationally increased $13.8 million for the nine months ended September 30, 2022 compared to the same period in 2021. The spinal implants and enabling technology revenue growth for international was primarily driven by final spinal implant stocking orders to European distributors and from higher capital sales of enabling technology products.
Cost of Goods Sold and Gross Margin
Cost of goods sold increased $15.0 million to $66.1 million for the nine months ended September 30, 2022, compared to the same period in 2021. Gross margin was 62.0% for the nine months ended September 30, 2022, compared to 62.4% for the same period in 2021. The decrease in gross margin was due to increased technology-related intangible asset amortization and inventory purchase accounting fair market value adjustments associated with the 7D Surgical acquisition.
Cost of goods sold included $3.0 million and $2.2 million of amortization for product technology intangible assets, for the nine months ended September 30, 2022 and 2021, respectively.

Selling and Marketing
Selling and marketing expenses increased $19.1 million to $95.5 million for the nine months ended September 30, 2022 compared to the same period in 2021. The increase was driven by higher commissions due to the revenue increase, 7D Surgical sales and marketing costs, higher sales, marketing, customer service and logistics headcount and related expenses, additional spinal instrument set depreciation and instrument replacement expense due to product launches, and higher freight and third-party logistics expenses.
General and Administrative
General and administrative expenses increased $5.8 million to $37.9 million for the nine months ended September 30, 2022 compared to the same period in 2021, mostly due to transaction costs related to the proposed merger with Orthofix, the addition of general and administrative expenses attributable to 7D Surgical operations, and higher travel and headcount related expenses, which were partially offset by the legal, accounting and other due diligence costs incurred in the prior year quarter related to the 7D Surgical acquisition.
Research and Development
Research and development expenses increased $2.5 million to $18.1 million, or 10% of revenue, for the nine months ended September 30, 2022 compared to the same period in 2021. The increase was due primarily to research and development headcount and related project expenses attributable to 7D Surgical operations.
Intangible Amortization
Intangible amortization expense, excluding the amounts reported in cost of goods sold for product technology intangible assets, was $2.6 million for each of the nine months ended September 30, 2022 and 2021.
Income Taxes

	Nine Months Ended September 30,
	2022	2021
	(In thousands)
Loss before income taxes	$(47,037)	$(36,249)
Benefit for income taxes	(986)	(689)
Effective tax rate	2.1%	1.9%
We recorded an income tax benefit for the nine months ended September 30, 2022 primarily related to the change in deferred tax assets and liabilities in foreign jurisdictions, offset by current activity in state and foreign operations as well as the change in US indefinite lived deferred tax liabilities. We recorded an income tax provision for the nine months ended September 30, 2021 primarily related to federal, foreign and state operations.
In addition, for any pretax losses incurred by the consolidated U.S. tax group, we recorded no corresponding tax benefit because we have concluded that it is not more-likely-than-not that the full value of any resulting deferred tax assets will be realized. We will continue to assess our position in future periods to determine if it is appropriate to reduce a portion of our valuation allowance.
See “-Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021-Income Taxes,” above, for information related to the acquisition of 7D Surgical and the effect of the TCJA on our taxes.
Other Income
Other income for the nine months ended September 30, 2021 primarily consisted of the gain on the forgiveness of debt related to the loan we obtained under the Paycheck Protection Program (PPP) of the Coronavirus Aid, Relief, and Economic Security Act (CARES Act).

Business Factors Affecting the Results of Operations
Special Charges and Gains
We define special charges and gains as expenses or non-operating gains and losses for which the amount or timing can vary significantly from period to period, and for which the amounts are non-cash in nature, or the amounts are not expected to recur at a similar frequency and magnitude in the future.
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
Loss before income taxes includes the following special charges and gains for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Special Charges and (Gains):	(In thousands)
Severance and other costs associated with European sales and marketing reorganization	$152	$1,665	$558	$1,665
Purchase accounting inventory fair market value and adjustments	—	417	208	417
Acquisition and integration-related charges for 7D Surgical	16	200	378	1,995
Business combination charges related to Orthofix	1,412	—	1,412	—
Litigation special charges	544	—	544	—
Gain on forgiveness of PPP Loan	—	—	—	(6,173)
Total Special Charges and (Gains), net	$2,124	$2,282	$3,100	$(2,096)
The items reported above are reflected in the consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Cost of goods sold	$—	$417	$208	$417
General and administrative	2,124	1,865	2,892	3,660
Other expense (income), net	—	—	—	(6,173)
Total Special Charges and (Gains), net	$2,124	$2,282	$3,100	$(2,096)

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

Liquidity and Capital Resources
Overview
As of September 30, 2022, we had cash and cash equivalents totaling approximately $46.8 million and $0.6 million of borrowing capacity available under our credit facility. We incurred net losses in each year since inception. Our net losses were $46.1 million and $35.6 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $319.7 million. We anticipate that our expenses will increase as we continue to invest in the expansion of our business, primarily in sales, marketing and research and development, and invest in inventory, spinal implant set builds and instrument capital expenditures. In addition, we are subject to a number of risks similar to other medical device companies, including, but not limited to, risks related to maintaining high levels of inventory, raising additional capital, and the successful discovery, development, and commercialization of products. These circumstances raise substantial doubt about our ability to continue as a going concern and, based on our operating plans and current liquidity resources, we do not believe that we have sufficient resources to fund operations and meet our contractual obligations for the 12 months following the issuance date of the accompanying consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty and assumes that we will continue as a going concern through the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

Subsequent to the quarter end, we entered into the Merger Agreement with Orthofix, which contemplates a merger of equals in an all stock transaction. See “—Proposed Business Combination,” above. There is no assurance that the proposed Merger will be consummated. If the Merger is not consummated, we could be forced to raise funds through an equity or debt offering, delay, reduce or eliminate some or all of our projected inventory and capital expenditures spend, research and development programs or commercialization activities, which could materially adversely affect our business prospects and our ability to continue operations. See “Part II. Other Information—Item 1A. Risk Factors,” below.
Capital Resources
In addition to cash from operations, our existing credit facility is our primary source of capital. However, we have raised funds in the capital markets in the past and may continue to do so from time-to-time.

Credit Facility
We have a $30.0 million credit facility with Wells Fargo Bank, National Association which matures in July 2025 and which, under certain circumstances, could be increased by $10.0 million to $40.0 million. At September 30, 2022, we had $25.8 million of outstanding borrowings under the credit facility. The borrowing capacity under the credit facility is determined monthly and is based on the amount of our eligible accounts receivable and inventory balances and qualified cash (as defined in the credit facility). Depending on the extent to which our eligible accounts receivable and inventory balances increase, our borrowing capacity could increase or decrease in the future. The credit facility contains various customary affirmative and negative covenants, including prohibiting us from incurring indebtedness without the lender’s consent. Under the terms of the credit facility, if our Total Liquidity (as defined in the credit facility) is less than $5.0 million, we are required to maintain a minimum fixed charge coverage ratio of 1.10 to 1.00 for the applicable measurement period. Our Total Liquidity was $41.9 million at September 30, 2022, and therefore that financial covenant was not applicable at that time.
Underwritten Offerings
In April 2021, we sold 5,175,000 shares of common stock, resulting in net proceeds of approximately $94.5 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by us.
Cash Flows

	Nine Months Ended September 30,		2022 vs. 2021
	2022	2021	% Change
	(In thousands)
Net cash used in operating activities	$(34,186)	$(22,377)	53%
Net cash used in investing activities	(25,743)	(46,386)	(45)%
Net cash provided by financing activities	24,068	94,684	(75)%
Effect of exchange rate changes on cash and cash equivalents	(482)	(301)	60%
Net change in cash and cash equivalents	$(36,343)	$25,620	(242)%
Net Cash Used in Operating Activities
Net cash used in operating activities for the nine months ended September 30, 2022 increased by $11.8 million compared to the same period in 2021 due to primarily to timing of payments to vendors and long term receivables generated from our European stocking order sales.
Net Cash Used in Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2022 decreased by $20.6 million compared to the same period in 2021. The decrease was primarily due to the acquisition of 7D Surgical during the 2021 period, offset by an $8.1 million increase in purchases of property and equipment during the 2022 period compared to the 2021 period.

Net Cash Provided by Financing Activities
Net cash provided by financing activities was $24.1 million for the nine months ended September 30, 2022. It was comprised primarily of $25.0 million of borrowings under the credit facility and $1.0 million of proceeds from the issuance of common stock under our ESPP, partially offset by $1.9 million of cash used for tax payments we made on our employees' behalf for shares we withheld from such employees on the vesting of restricted stock awards to cover statutory tax withholding requirements. Net cash provided by financing activities was $94.7 million for the nine months ended September 30, 2021. It was comprised primarily of net proceeds of approximately $94.5 million from our April 2021 public offering, $20.0 million of borrowings from the credit facility, $2.0 million of proceeds from the exercise of stock options and $1.0 million proceeds from the issuance of common stock under our ESPP, partially offset by $20.0 million in repayments of borrowings from the credit facility and $2.8 million of cash used for tax payments we made on our employees' behalf for shares we withheld from such employees on the vesting of restricted stock awards to cover statutory tax withholding requirements.
Off-Balance Sheet Arrangements
There were no off-balance sheet arrangements as of September 30, 2022 that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our business.
Contractual Obligations and Commitments
With the exception of our obligations under the merger agreement with Orthofix, there have been no material changes outside the ordinary course of our business to the contractual obligations disclosed in the 2021 10-K.
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

We are exposed to risk from changes in foreign currency exchange rates, particularly with respect to the Euro and the Canadian dollar. For the nine months ended September 30, 2022 and 2021, sales transacted in foreign currencies accounted for approximately 11% and 5%, respectively of our consolidated net sales. In addition, our exposure to fluctuations in foreign currencies arises because certain of our subsidiaries enter into purchase or sale transactions using a currency other than the subsidiaries’ functional currencies. Accordingly, our future results could be materially impacted by changes in foreign exchange rates or other factors. Currently, we do not use financial instruments to manage the impact of currency fluctuations on our business through hedging transactions.
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

None of our customers accounted for 10% or more of the net sales or accounts receivable for any of the periods presented, with the exception of one European stocking distributor, during the three months ended September 30, 2022.
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
Note 3, “Debt and Interest” to the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report details our interest rates under our credit facility. As of September 30, 2022, we had $25.8 million outstanding under our credit facility. Based upon our overall interest rate exposure as of September 30, 2021, a change of 10 percent in interest rates, assuming the principal amount outstanding remains constant, would have impacted our earnings and cash flow for the nine months ended September 30, 2022 by $1.4 million. This analysis does not consider the effect of the change in the level of overall economic activity that could exist in such an environment.
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
ITEM 1A. RISK FACTORS
See "Item 1A. Risk Factors" in Part I of the 2021 10-K for a detailed discussion of the risks we face. The risk factors described in the 2021 10-K have not materially changed except for the addition of the following risk factors.
The completion of the Merger is subject to certain closing conditions, including regulatory and stockholder approvals as well as other uncertainties, and there can be no assurances as to whether and when they may be completed.

The respective obligations of the parties to consummate the Merger are subject to the satisfaction or waiver of a number of customary conditions, including: (i) the approval by Orthofix stockholders of the issuance of shares of Orthofix common stock in connection with the Merger and such shares shall have been approved and authorized for listing on NASDAQ; (ii) the adoption of the Merger Agreement by our stockholders holding a majority of the outstanding shares of our common stock; (iii) all applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the “HSR Act”) having expired or been terminated and all mandatory waiting periods or required consents under any other applicable antitrust or competition laws having expired or been obtained; (iv) no law having been enacted or order issued that remains in effect and has the effect of enjoining or otherwise prohibiting the consummation of the Merger; (v) the truth and accuracy of the other party’s representations and warranties in the Merger Agreement, generally subject to a Material Adverse Effect (as defined in the Merger Agreement) standard; (vi) no Material Adverse Effect of the other party having occurred since the date of the Merger Agreement; and (vii) the performance in all material respects by the other party of all of its covenants and agreements under the Merger Agreement. If these conditions are not satisfied (or waived, if applicable) by certain dates specified in the Merger Agreement, either company will have a right to terminate the Merger Agreement in certain circumstances.

The governmental authorities from which authorizations under antitrust laws, including the HSR Act are required have broad discretion in administering the governing laws and regulations, and may take into account various facts and circumstances in their consideration of the Merger, including other potential transactions in our industry or other industries. These governmental authorities may initiate proceedings seeking to prevent, or otherwise seek to prevent, the Merger. As a condition to authorization of the Merger or related transactions, these governmental authorities also may seek to impose requirements, limitations or costs, require divestitures or place restrictions on the conduct of the combined company’s business after completion of the Merger.

We can provide no assurance that all required consents and approvals will be obtained or that all closing conditions will otherwise be satisfied (or waived, if applicable) in a timely manner or at all, and, if all required consents and approvals are obtained and all closing conditions are timely satisfied (or waived, if applicable), we can provide no assurance as to the terms, conditions and timing of such consents and approvals or the timing of the completion of the Merger. Many of the conditions to completion of the Merger are not within either our or Orthofix’s control, and neither company can predict when or if these conditions will be satisfied (or waived, if applicable). Any delay in completing the Merger could cause us not to realize some or all of the benefits that we expect to achieve if the Merger is successfully completed within its expected timeframe.

Failure to complete the Merger could negatively impact our stock price and future business and financial results.

If the Merger is not completed for any reason, including as a result of our stockholders failing to adopt the Merger Agreement or Orthofix shareholders failing to approve the issuance of its shares contemplated by the Merger Agreement, we will remain an independent public company. Our ongoing business may be materially and adversely affected and we would be subject to a number of risks, including the following:
•we may experience negative reactions from the financial markets, including negative impacts on trading prices of our common stock, and from our customers, suppliers, regulators and employees;

•we may be required to pay Orthofix a termination fee of $10.6 million plus expenses not to exceed $2.0 million if the Merger Agreement is terminated under specified circumstances, including because (1) Orthofix terminated the Merger Agreement because our board of directors changed its recommendation to our stockholders in favor of the Merger, or (2) we have terminated the Merger Agreement to enter into an agreement with respect to a Superior Proposal (as defined in the Merger Agreement);
•the Merger Agreement places certain restrictions on the conduct of our business prior to completion of the Merger, and such restrictions, the waiver of which is subject to the consent of Orthofix, may prevent us from making certain capital expenditures and acquisitions, entering into or amending certain contracts, taking certain other specified actions or otherwise pursuing business opportunities during the pendency of the Merger that we would have made, taken or pursued if these restrictions were not in place; and
•matters relating to the Merger (including integration planning) will require substantial commitments of time and resources by our management and the expenditure of significant funds, which would otherwise have been devoted to day-to-day operations and other opportunities that may have been beneficial to us as an independent company.

If any of these risks materialize, they may materially and adversely affect our business, financial condition, financial results and stock prices.

Combining Orthofix and SeaSpine may be more difficult, costly or time consuming than expected and we may fail to realize the anticipated benefits of the Merger.

The success of the Merger will depend, in part, on the ability to realize the anticipated synergies, operating efficiencies, and cost savings from combining the businesses of Orthofix and SeaSpine. To realize the anticipated benefits and cost savings from the Merger, Orthofix and SeaSpine must integrate and combine their businesses in a manner that permits those cost savings to be realized, without adversely affecting current revenues and future growth. If Orthofix and SeaSpine are not able to successfully achieve these objectives, the anticipated benefits of the Merger may not be realized fully or at all or may take longer to realize than expected. In addition, the actual cost savings of the Merger could be less than anticipated, the costs associated with effecting the Merger may be more than anticipated, and integration may result in additional and unforeseen expenses.

An inability to realize the full extent of the anticipated benefits of the Merger and the other transactions contemplated by the Merger Agreement, as well as any delays encountered in the integration process, could have an adverse effect upon the revenues, levels of expenses and operating results and financial condition of the combined company, which may adversely affect the value of the common stock of the combined company after the completion of the Merger.

Orthofix and SeaSpine have operated and, until the completion of the Merger, must continue to operate, independently. It is possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect each company’s ability to maintain relationships with suppliers, customers and other third parties with whom a company does business or to achieve the anticipated benefits and cost savings of the Merger. Integration efforts between the two companies may also divert management attention and resources. These integration matters could have an adverse effect on the businesses of Orthofix and/or SeaSpine during this transition period and for an undetermined period after completion of the Merger on the combined company.

Because the consideration to be received by our stockholders in connection with the Merger will include a fixed number of shares of common stock of Orthofix, and the market price of such shares has fluctuated and will continue to fluctuate, our stockholders cannot be sure of the value of the consideration they will receive in the Merger.

The market value of the consideration our stockholders will receive in the Merger will fluctuate with the market price of Orthofix’s common stock. The implied value of the merger consideration to our stockholders has fluctuated since the date of the announcement of the Merger and will continue to fluctuate until the date the Merger is completed, which could occur a considerable amount of time after the date hereof. Orthofix’s share price changes may result from a variety of factors, including, among others, general market and economic conditions, changes in Orthofix’s and our respective businesses, operations and prospects, risks inherent in the respective businesses, changes in market assessments of the likelihood that the Merger will be completed and/or the value that may be generated by the Merger, and changes with respect to expectations regarding the timing of the Merger and regulatory considerations. Many of these factors are beyond both our and Orthofix’s control.

In addition, upon completion of the Merger, our stockholders will become stockholders of the combined company. The businesses of Orthofix differ from those of SeaSpine in important respects, and, accordingly, the results of operations of the combined company after the Merger, as well as the market price of the Orthofix shares, may be affected by factors different from those currently affecting the results of operations of SeaSpine.

While the Merger is pending, we are subject to business uncertainties and contractual restrictions that could materially adversely affect our operating results, financial position and/or cash flows or result in a loss of employees, customers, or suppliers.

The Merger Agreement includes restrictions on the conduct of our business until the earlier of the completion of the Merger or termination of the Merger Agreement. For example, unless we obtain Orthofix’s prior written consent (which consent may not be unreasonably withheld, conditioned or delayed), we may not, subject to certain exceptions and aggregate limitations, incur additional indebtedness, issue additional shares of our common stock, repurchase our common stock, pay dividends, acquire assets, securities or property, dispose of businesses or assets, enter into material contracts or make certain additional capital expenditures. We may find that these and other contractual restrictions in the Merger Agreement delay or prevent us from responding, or limit our ability to respond, effectively to competitive pressures, industry developments and future business opportunities that may arise during such period, even if our management believes they may be advisable. The pendency of the Merger may also divert management’s attention and our resources from ongoing business and operations.

Our employees, customers, and suppliers may experience uncertainties about the effects of the Merger. It is possible that some customers, suppliers and other parties with whom we have a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationship with us as a result of the pending Merger. Similarly, current and prospective employees may experience uncertainty about their future roles with us following completion of the Merger, which may materially adversely affect our ability to attract and retain key employees. If any of these effects were to occur, it could materially and adversely impact our operating results, financial position and/or cash flows and/or our stock price.

Lawsuits may be filed against us and/or Orthofix challenging the transactions contemplated by the Merger Agreement. An adverse ruling in any such lawsuit may delay or prevent the proposed Merger from being completed.

Lawsuits arising out of or relating to the Merger Agreement, Orthofix’s registration statement on Form S-4 (which will include a document that serves as a prospectus of Orthofix and a joint proxy statement of Orthofix and SeaSpine) and/or the proposed Merger may be filed in the future. One of the conditions to completion of the Merger is the absence of any injunction or other order being in effect that prohibits completion of the Merger. Accordingly, if a plaintiff is successful in obtaining an injunction, then such order may prevent the proposed Merger from being completed, or from being completed within the expected timeframe. In addition, if the Merger is not consummated for any reason, litigation could be filed related to the failure to consummate the Merger.

Regardless of the outcome of any litigation related to the Merger (or the failure of its consummation), such litigation may be time-consuming and expensive, may distract our management from running the day-to-day operations of our business, and may result in negative publicity or an unfavorable impression of us, any of which could adversely affect the price of our common stock, impair our ability to recruit or retain employees, damage our relationships with our customers, suppliers, and other business partners, or otherwise materially harm our operations and financial performance.

We may have difficulty attracting, motivating and retaining executives and other key employees in light of the potential Merger.
Uncertainty about the effect of the Merger on our employees may have an adverse effect on our business. This uncertainty may impair our ability to attract, retain and motivate key employees. Employee retention may be particularly challenging during the pendency of the Merger, as our employees may experience uncertainty about their future roles in the combined business. No assurance can be given that we will be able to attract or retain key employees to the same extent that we have been able to attract or retain teammates in the past.

If the Merger is not consummated, we may need to raise additional capital to continue our operations and execute our operating plans.
As of September 30, 2022, we had cash and cash equivalents totaling approximately $46.8 million and $0.6 million of borrowing capacity available under our credit facility. As of September 30, 2022, we had an accumulated deficit of $319.7 million. Based on our operating plans and current liquidity resources, we do not believe that we have sufficient resources to fund operations and meet our contractual obligations for the 12 months following the issuance date of the accompanying consolidated financial statements. The accompanying consolidated financial statements were prepared under the assumption that we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty. If the Merger is not consummated, we may need to raise additional capital or we may need to delay, scale back or eliminate some planned operations or reduce expenses to remain a going concern, any of which would have a significant negative impact on our prospects and financial condition, as well as the trading price of our common stock. There can be no assurance that we can raise capital when needed or on terms favorable to us and our stockholders. The COVID-19 pandemic, macroeconomic conditions, and heightened global uncertainties may adversely affect general commercial activity and the U.S. and global economies and financial markets, which increases uncertainty around our ability to access the capital markets when needed and on acceptable terms. Moreover, if we are unable to obtain additional funds on a timely basis, there will be an increased risk of insolvency and up to a total loss of investment by our stockholders.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
During the third quarter of 2022, we did not issue any securities that were not registered under the Securities Act of 1933, as amended (the Securities Act).
Purchases of Equity Securities by the Issuer
The table below is a summary of purchases of our common stock we made during the quarter covered by this report. Other than as indicated in the table below, no such purchases were made in any other month during the quarter. We do not have any publicly announced repurchase plans or programs.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs

July 1 - July 31	1,572	$5.79	—	—
August 1 - August 31	1,713	$6.23	—	—
September 1 - September 30	1,060	$6.48	—	—

(1)	These shares were surrendered to the Company to satisfy tax withholdings obligations in connection with the vesting of restricted stock awards.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit No.	Description
2.1(1)	Agreement and Plan of Merger, dated as of October 10, 2022, by and among Orthofix Medical Inc., Orca Merger Sub Inc. and SeaSpine Holdings Corporation.

10.1*	Wells Fargo Amendment Number Four to Amended and Restated Credit Agreement and Waiver

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*†	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*†	Inline XBRL Taxonomy Extension Schema Document

101.CAL*†	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*†	Inline XBRL Definition Linkbase Document

101.LAB*†	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*†	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within Exhibit 101.INS Inline XBRL document)

*	Filed herewith
**	These certifications are being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation by reference language in such filing.
(1)	Incorporated by reference from the registrant's current report on Form 8-K filed on October 11, 2022. The schedules to the Agreement and Plan of Merger have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. Orthofix will furnish copies of any such schedules to the SEC upon request.

† The financial information of SeaSpine Holdings Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 filed on November 3, 2022 formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Loss, (iii) the Condensed Consolidated Balance Sheets, (iv) Parenthetical Data to the Condensed Consolidated Balance Sheets, (v) the Condensed Consolidated Statements of Cash Flows, (vi) the Condensed Consolidated Statements of Equity, and (vii) Notes to Unaudited Condensed Consolidated Financial Statements, is furnished electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEASPINE HOLDINGS CORPORATION

Date:	November 3, 2022	/s/ Keith C. Valentine
Keith C. Valentine
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 3, 2022	/s/ John J. Bostjancic
John J. Bostjancic
Chief Operating and Financial Officer
(Principal Financial Officer)